Form 10-Q
period 1999-06-30
REDBACK NETWORKS INC
filed 1999-08-10
CIK 1081290

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____


                        COMMISSION FILE NUMBER 000-25853

                              REDBACK NETWORKS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                 77-0438443
         (State of incorporation)             (IRS Employer Identification No.)


              1389 MOFFETT PARK DRIVE, SUNNYVALE, CA 94089 (Address
               of principal executive offices, including ZIP code)

                                 (408) 548-3500
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X .

        ALTHOUGH THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 (THE "REGISTRATION STATEMENT") WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON MAY 17, 1999.

        The number of shares outstanding of the Registrant's Common Stock as of August 3, 1999 was 21,578,068.

================================================================================

                              REDBACK NETWORKS INC.

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements and Supplementary Data

           Balance sheets as of June 30, 1999 and December 31, 1998             1

           Statements of operations for the three and six months
           ended June 30, 1999 and June 30, 1998                                2

           Statements of cash flows for the six months ended
           June 30, 1999 and June 30, 1998                                      3

           Notes to financial statements                                        4

Item 2.    Management's discussion and analysis of financial
           condition and results of operations                                  7

Item 3.    Qualitative and quantitative disclosures about market risk          20

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                   21

Item 2.    Changes in Securities and Use of Proceeds                           21

Item 3.    Defaults Upon Senior Securities                                     22

Item 4.    Submission of Matters to a Vote of Security Holders                 22

Item 5.    Other Information                                                   23

Item 6.    Exhibits and Reports on Form 8-K                                    23

SIGNATURE                                                                      25

EXHIBIT INDEX                                                                  26

PART I. FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                              REDBACK NETWORKS INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                   (UNAUDITED)




                                                                        JUNE 30,       DECEMBER 31,
                                                                          1999             1998
                                                                        --------         --------
ASSETS
Current assets:
     Cash and cash equivalents .................................        $ 57,404         $  8,189
     Short-term investments ....................................           5,640               --
     Accounts receivable, less allowances of $528 and $340 .....           9,062            2,342
     Inventory .................................................           2,706              821
     Other current assets ......................................             631              262
                                                                        --------         --------
          Total current assets .................................          75,443           11,614

Property and equipment, net ....................................           4,380            2,822
Notes receivable from related party ............................             114              111
Other assets ...................................................             315              135
                                                                        --------         --------
                                                                        $ 80,252         $ 14,682
                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings, current .......................................        $    247         $  1,747
     Capital lease obligations, current ........................             754              560
     Accounts payable ..........................................           6,432            2,060
     Accrued liabilities .......................................           4,673            2,005
     Deferred revenue ..........................................           3,781              781
                                                                        --------         --------
          Total current liabilities ............................          15,887            7,153
Borrowings, less current portion ...............................              21              144
Capital lease obligations, less current portion ................           1,399            1,131
                                                                        --------         --------
                                                                          17,307            8,428
                                                                        --------         --------
Stockholders' equity:
     Convertible Preferred Stock: Series A, B, C and D; $0.0001
       par value; 10,000 and 13,500 shares authorized;  none and
       10,457 issued and outstanding at June 30, 1999 and
       December 31, 1998........................................              --           18,884
      Common Stock, par value $0.0001 per share; 80,000 shares
       authorized; 21,509 and 7,825 shares issued and
       outstanding at June 30, 1999 and December 31, 1998 ......          90,551            6,741
     Deferred stock compensation ...............................          (5,488)          (4,731)
     Notes receivable from stockholder .........................            (151)            (211)
     Accumulated deficit .......................................         (21,967)         (14,429)
                                                                        --------         --------
          Total stockholders' equity ...........................          62,945            6,254
                                                                        --------         --------
                                                                        $ 80,252         $ 14,682
                                                                        ========         ========

                       See notes to financial statements.

                              REDBACK NETWORKS INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                          -------------------------         -------------------------
                                                            1999             1998             1999             1998
                                                          --------         --------         --------         --------
Net revenues .....................................        $ 11,087         $  1,294         $ 17,604         $  1,772
Cost of revenues .................................           3,291              676            5,262              942
                                                          --------         --------         --------         --------
Gross profit .....................................           7,796              618           12,342              830
                                                          --------         --------         --------         --------

Operating expenses:
     Research and development ....................           4,133            1,062            7,238            1,925
     Selling, general and administrative .........           6,519            1,656           10,657            2,989
     Amortization of deferred stock compensation .           1,139               53            2,217               76
                                                          --------         --------         --------         --------
        Total operating expenses .................          11,791            2,771           20,112            4,990
                                                          --------         --------         --------         --------
Loss from operations .............................          (3,995)          (2,153)          (7,770)          (4,160)
Interest and other income ........................             365               33              368              103
Interest  and other expense ......................            (107)             (53)            (136)             (97)
                                                          --------         --------         --------         --------
Net loss .........................................        $ (3,737)        $ (2,173)        $ (7,538)        $ (4,154)
                                                          ========         ========         ========         ========
Basic and diluted net loss per share .............        $  (0.33)        $  (0.86)        $  (0.98)        $  (1.89)
                                                          ========         ========         ========         ========
Shares used in computing net loss per share(C) ...          11,263            2,519            7,723            2,197
                                                          ========         ========         ========         ========
Pro forma information:
    Pro forma net loss(A) ........................        $ (2,598)        $ (2,120)        $ (5,321)        $ (4,078)
                                                          ========         ========         ========         ========
    Pro forma net loss per share(A)(B) ...........        $  (0.16)        $  (0.18)        $  (0.34)        $  (0.35)
                                                          ========         ========         ========         ========
        Shares used in computing pro forma net
          loss per share(B)(C) ...................          16,697           11,899           15,693           11,577
                                                          ========         ========         ========         ========

----------------
(A) Pro forma net loss excludes the effect of the amortization of deferred stock compensation.

(B) Pro forma net loss per share assumes the conversion of the Company's preferred stock which converted to common stock upon the closing of the Company's initial public offering as if the conversion occurred as of the beginning of the period or the date of issuance, if later.

(C) Share amounts do not reflect the effect of the 2 for 1 stock split announced on July 22, 1999.

                       See notes to financial statements.

                              REDBACK NETWORKS INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    -------------------------
                                                                      1999             1998
                                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................        $ (7,538)        $ (4,154)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization .........................             915              356
     Amortization of deferred stock compensation ...........           2,217               53
     Increase in allowance for doubtful accounts ...........             188              167
     Other noncash charges .................................             330               61
     Changes in assets and liabilities:
          Accounts receivable ..............................          (6,908)          (2,156)
          Inventory ........................................          (1,885)            (679)
          Other current assets .............................            (369)             (23)
          Other assets .....................................            (183)             (13)
          Accounts payable .................................           4,372              269
          Accrued liabilities ..............................           2,668              579
          Deferred revenue .................................           3,000              565
                                                                    --------         --------
          Net cash used in operating activities ............          (3,193)          (4,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .......................          (1,705)            (419)
  Purchase of short-term investments .......................          (5,640)              --
  Sale of short-term investments ..........................              --            3,139
                                                                    --------         --------
          Net cash provided by (used in) investing
            activities .....................................          (7,345)           2,720


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible
    preferred stock, net ...................................             491                8
  Proceeds from issuance of common stock, net ..............          61,191              340
  Principal payments on capital lease obligations ..........            (306)             (76)
  Proceeds from bank borrowings ............................           2,500               --
  Repayments of bank borrowings ............................          (4,123)            (123)
                                                                    --------         --------
          Net cash provided by financing activities ........          59,753              149

Net increase (decrease) in cash and cash equivalents .......          49,215           (2,106)
Cash and cash equivalents at beginning of period ...........           8,189            3,084
                                                                    --------         --------
Cash and cash equivalents at end of period .................        $ 57,404         $    978
                                                                    ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ...................................        $    179         $     52
                                                                    ========         ========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:
  Property and equipment acquired under capital leases .....        $    768         $    920
                                                                    ========         ========
  Coversion of preferred to common stock upon completion of
    initial public offering ................................        $(19,375)              --
                                                                    ========


                       See notes to financial statements.

                              REDBACK NETWORKS INC.

                          NOTES TO FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS

    Redback Networks Inc. (the "Company" or Redback), was incorporated in Delaware on August 30, 1996. Redback is a leading provider of advanced networking solutions that enables carriers, cable operators and service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback's Subscriber Management System connects and manages large numbers of subscribers using any of the major high-speed access technologies including digital subscriber line, cable and wireless. The Company operates in one business segment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited financial statements have been prepared by the Company and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on May 17, 1999 (the "Registration Statement"). Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

3.  NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

    Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and also gives effect to the conversion of the Company's preferred stock which converted to common stock upon the closing of the Company's initial public offering as if the conversion occurred as of the beginning of the period or the date of issuance, if later.

   The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:


                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                           -------------------------         -------------------------
                                                             1999             1998             1999             1998
                                                           --------         --------         --------         --------
                                                            (in thousands, except                  (in thousands,
                                                               per share data)                 except per share data)
Net loss .............................................     $ (3,737)        $ (2,173)        $ (7,538)        $ (4,154)
                                                           ========         ========         ========         ========
Basic and diluted:
     Weighted-average common shares outstanding ......       14,491            7,908           11,099            7,562
     Less weighted-average common shares subject
       to repurchase .................................       (3,228)          (5,389)          (3,376)          (5,365)
                                                           --------         --------         --------         --------
     Weighted-average shares used in computing
       basic and diluted net loss per common share           11,263            2,519            7,723            2,197
                                                           ========         ========         ========         ========
     Basic and diluted net loss per common share .....     $  (0.33)        $  (0.86)        $  (0.98)        $  (1.89)
                                                           ========         ========         ========         ========

Pro forma net loss ...................................     $(2,598)         $(2,120)         $(5,321)         $(4,078)
                                                           ========         ========         ========         ========
Pro forma basic and diluted:
     Shares used above ...............................       11,263            2,519            7,723            2,197
     Pro forma adjustment to reflect
       weighted-average effect of the assumed
       conversion of convertible preferred stock .....        5,434            9,380            7,970            9,380
                                                           --------         --------         --------         --------
     Shares used in computing pro forma basic and
       diluted net loss per share ....................       16,697           11,899           15,693           11,577
                                                           ========         ========         ========         ========
     Pro forma basic and diluted net loss per share        $  (0.16)        $  (0.18)        $  (0.34)        $  (0.35)
                                                           ========         ========         ========         ========


    Options to purchase 650,625 and 3,686,286 shares of Common Stock at an average exercise price of $0.29 and $6.79 per share and warrants to purchase 123,375 and 158,971 shares of Preferred Stock and Common Stock at an average exercise price of $1.19 and $5.21 per share, have not been included in the computation of diluted net loss per share for the three or six month periods ended June 30, 1998 and 1999, respectively, as their effect would have been anti-dilutive.

     Pro forma net loss excludes the effect of the amortization of deferred stock compensation from the net loss and was $53,000 and $1.1 million in the three month periods ended June 30, 1998 and 1999, respectively and $76,000 and $2.2 million for the six month periods ended June 30, 1998 and 1999, respectively.

     Pro forma net loss per share for the three and six month periods ended June 30, 1998 and 1999 was computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, B, C and D Convertible Preferred Stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1998, or at date of original issuance, if later.

4.  BALANCE SHEET DETAIL (IN THOUSANDS)

                           June 30,    December 31,
                            1999          1998
                           ------        ------
Inventory
     Raw materials         $2,465        $  563
     Finished goods           241           258
                           ------        ------
                           $2,706        $  821
                           ======        ======


5.  COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. To date, the Company has not had any transactions that are required to be reported in comprehensive income.


6.  SUBSEQUENT EVENTS

    2- for-1 Stock Split

    In July 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock that was applicable to shareholders of record on August 5, 1999 and effective on August 20, 1999. All references to share and per-share data for all periods presented have not been adjusted to reflect this two-for one stock split.


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" and the risks and factors discussed in our Registration Statement on Form S-1 declared effective on May 17, 1999 by the Securities and Exchange Commission (File No. 333-74479).

    Revenues.

    Net Revenues. Net revenues increased to $11.1 million in the three months ended June 30, 1999 from $1.3 million in the same quarter in the prior year, a year-over-year increase of 757%. Net revenues for the first half of 1999 increased to $17.6 million from $1.8 million for the first half of 1998, an increase of 893%. The increase in net revenues in each of the comparative periods was a result of increasing unit sales as well as higher average selling prices due to customer-driven changes in product configurations.

    Cost of Revenues; Gross Margin. Gross margin, expressed as a percentage of net revenues, increased in the three months ended June 30, 1999 as compared to the same period in the prior year from 48% to 70% and increased from 47% to 70% for the six months ended June 30, 1998 compared to the six months ended June 30, 1999, respectively. These increases are primarily due to reduced costs of key components, a decrease in the percentage of related overhead costs to revenue resulting from shipments of our products in material quantities and changes in product configuration. Continuing changes in product configuration will cause our gross margins to vary in future periods.

    Operating Expenses.

    Research and Development. Research and development expenditures increased in absolute dollars in the quarter ended June 30, 1999 to $4.1 million from $1.1 million in the year-ago quarter and to $7.2 million in the first half of 1999 from $1.9 million in the first half of 1998. These increases are primarily attributable to increased personnel costs associated with research and development efforts for both new products, such as the SMS 500, and new features and functionality for the SMS 1000. To date, we have expensed research and development expenses as incurred. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, we expect our research and development expenses to continue to increase in absolute dollars in future periods.

    Selling, General and Administrative. Selling, general and administrative expenditures increased in absolute dollars in the quarter ended June 30, 1999 to $6.5 million from $1.7 million in the year-ago quarter and to $10.7 million in the first half of 1999 from $2.9 million in the first half of 1998. These increases were mainly due to the hiring of additional sales and administrative personnel, the payment to sales representatives of increased commissions resulting from increased sales, and additional marketing expenses. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as a result of increases in sales force personnel, payments of commissions on higher revenues, additional marketing activities and costs associated with supporting a growing organization.

    Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased from $53,000 in the second quarter of 1998 to $1.1 million in second quarter of 1999 and increased from $76,000 in the first six months of 1998 to $2.2 million in the first six months of 1999. These increases are a result of a greater number of shares of stock and stock options granted during the last two quarters of 1998 and the first quarter of 1999, which was associated with our increased hiring efforts and the amortization of deferred compensation on prior grants. Deferred stock compensation expense is amortized over the vesting period of the options, generally four years. As a result, the amortization of stock compensation will impact our reported results of operations through early 2003.

    Interest Income. Interest income increased in both the three month and six month periods ending June 30, 1999 as compared to the same periods in 1998 due primarily to the interest earned on the net proceeds received from our initial public offering.

    Interest and Other Expense. Interest and other expense has increased in both the three month and six month periods ending June 30, 1999 as compared to the same periods in 1998 due to additional interest due on increased borrowings and increased capital lease obligations.

    We have not recorded a provision for income taxes because we experienced net losses from inception through 1998. As of June 30, 1999, we had net operating loss carryforwards of approximately $15.5 million. These carryforwards will expire at various dates beginning in 2004 through 2018, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code and similar state provisions. There is sufficient uncertainty regarding the reliability of the deferred tax assets such that a full valuation allowance has been recorded. The annual limitation may result in the expiration of the net operating loss and credits before utilization. See note 4 of the notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations through the private and public sale of securities and, to a lesser extent, bank borrowings and equipment lease financing. During the six months ended June 30, 1999, we used $3.2 million for operating activities, a decrease of 36% from the same period in the prior year when we used $5.0 million in operating activities. This decrease resulted from the significant increases in the Company's liabilities, primarily deferred revenue, accounts payable and accrued liabilities, which was partially off-set by an increase in net losses, and an increase in inventory and accounts receivable balances. We expect that accounts receivable and inventory will continue to increase if our revenues continue to rise and that we will continue to increase our investment in capital assets to expand our operations.

   Our principal source of liquidity as of June 30, 1999 consisted of $57.4 million in cash and cash equivalents as well as $5.6 million in short-term investments. As of June 30, 1999, we had $268,000 in outstanding bank indebtedness, all of which was due under a term loan with one of the Company's banking institutions

    Purchases of property and equipment, including equipment purchased under capital leases, increased from $1.3 million in the first six months of 1998 to $2.5 million in the same six month period in 1999 and consisted primarily of purchases of computer equipment, including workstations and servers to support our increased research and development activities. We expect our capital expenditures to increase as we further expand our research and development efforts and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth.

   We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.


YEAR 2000 COMPLIANCE

  Historically, computer programs used two digits--rather than four--to designate specific years. Computer programs that use two digits to designate a specific year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. This is known as the Year 2000 problem.

    We have relationships with, and are to varying degrees dependent upon, a large number of third parties that provide information, goods and services to us or who manufacture and ship our products. Our business, results of operations and financial condition could be materially adversely affected if any of the third parties with whom we have relationships were to experience significant Year 2000 related problems. In addition, our business, results of operations and financial condition could be materially adversely affected if any of our key customers encounter significant Year 2000 related problems that cause them to delay or cancel substantial purchase orders or product deliveries.

    We have been informed by Electromax, our contract manufacturer, that its manufacturing systems are Year 2000 compliant. However, Electromax may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in their internal information technology and non-information technology systems. These unanticipated problems and costs could have a material adverse effect on their business, results of operations and financial condition. Additionally, Electromax is unable to ascertain whether any of its suppliers is Year 2000 compliant. The failure of a supplier of Electromax to be Year 2000 compliant could adversely affect Electromax's operations, which could materially adversely affect our business, results of operations and financial condition.

    Our products are ultimately used with a number of different hardware and software products, and to the extent any third-party products are not Year 2000 compliant, the interoperability of our products could be adversely affected. Given the large number of third-party components used in conjunction with our products and our limited resources, we do not expect to review third-party products for Year 2000 compliance.

    We have conducted an initial audit of our critical internal financial, informational and operational systems to identify and evaluate those areas that may be affected as a result of the Year 2000 problem. To date, we have not incurred material expense associated with our efforts to become Year 2000 compliant and do not anticipate that any future costs associated with our Year 2000 remediation efforts will be material.

    Although we plan to complete modifications or upgrades of our systems prior to the Year 2000, we may not be able to develop and implement a plan that adequately addresses the Year 2000 problem in a timely manner. If we are not able to address the Year 2000 problem adequately, we may be unable to conduct our business. This would have a material adverse effect on our results of operations and financial condition.


RISK FACTORS

    In addition to the other information in this Report, the following risk factors should be carefully considered in evaluating our business and us:

RISKS RELATED TO OUR BUSINESS

    OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY

    We were founded in August 1996 and only began shipping products in material quantities in the second quarter of 1998. You should consider the risks and difficulties frequently encountered by companies like ourselves in a new and rapidly evolving market. From February 28, 1998 to June 30, 1999, we have experienced significant growth-- from 39 employees to 187 employees. Our ability to sell products and services, and the level of success, if any, we achieve, depends, among other things, on the level of demand for broadband access services, which is a new and rapidly evolving market. See "Risk Factors--We are dependent on the widespread adoption of broadband access services." Our business strategy may be unsuccessful and we may not successfully address the risks we face.


    WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR FUTURE LOSSES

    We incurred net losses of $142,000 from our inception in August 1996 through December 31, 1996, $4.4 million for the year ended December 31, 1997, $9.9 million for the year ended December 31, 1998 and $7.5 million for the six months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of approximately $22.0 million. We have not achieved profitability and we expect to continue to incur net losses in the future.

    To date, we have funded our operations from both private and public sale of equity securities, from bank borrowings and by means of equipment lease financing. We expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability. We may not sustain recent growth rates in our revenues, and we may never achieve sufficient revenue levels to achieve profitability. If we do achieve profitability in some future period, we cannot be certain that we would sustain profitability on a quarterly or annual basis in the future.


    OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY

    Factors likely to cause quarterly fluctuations in revenues and operating results include:

    o   Fluctuations in demand for broadband access services;

    o   The timing and size of sales of our products and services;

    o   Announcements of new products and product enhancements by competitors;

    o   The entry of new competitors into our market, including by acquisition;

    o Unexpected delays in introducing new or enhanced products, including manufacturing delays;

    o   Our ability to control expenses;

    o   Our ability to ship products on a timely basis and at a reasonable cost;
        and

    o The mix of our products sold and the mix of distribution channels through which our products are sold.

    A high percentage of our expenses, including those related to engineering, sales and marketing, research and development, and general administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results are likely to be materially adversely affected. In addition, we plan to increase our operating expenses to expand our engineering and sales and marketing operations, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development and build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, our business, results of operations and financial condition could be materially adversely affected.

    We rely on a single third-party manufacturer to build our products. Any interruption in the operations of this manufacturer would adversely affect our ability to meet our scheduled product deliveries to our customers. This would cause significant variations in our quarterly operating results and our business, results of operations and financial condition would be materially adversely affected.

    Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease.


    OUR LENGTHY AND VARIABLE SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT IF OR WHEN A SALE WILL BE MADE


    The timing of our sales revenue is difficult to predict because of the length and variability of the sales cycle for our products. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically undertake significant procedures relating to the evaluation, testing, implementation and acceptance of our products. This evaluation process frequently results in a lengthy sales cycle, typically ranging from three months to over one year. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unplanned administrative, processing and other delays. This is particularly true for larger customers for whom our products represent a very small percentage of their overall purchase activities. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter or at all, our business, results of operations and financial condition could be materially adversely affected.

    IN ANY QUARTER, A SMALL NUMBER OF CUSTOMERS ARE LIKELY TO ACCOUNT FOR A SUBSTANTIAL MAJORITY OF OUR REVENUE

    In each of the last six quarters in the period ended June 30, 1999, we had at least one customer that accounted for 15% or more of our total revenue in the quarter. In the fourth quarter of 1998, UUNET, Nortel Networks and GTE and its affiliated entities accounted for 28%, 13% and 12%, respectively, of our total revenue. In the first quarter of 1999, UUNET, Southwestern Bell Information Systems and GTE and its affiliated entities accounted for 43%, 10% and 7%, respectively, of our total revenue. In the second quarter of 1999, Southwestern Bell Information Systems and GTE and its affiliated entities accounted for 15% of our total revenue, each. We anticipate that a small number of customers with large orders will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. If our customers alter their purchasing habits, or reevaluate their need for our products, or if we fail to receive a large order in any future period, our business, results of operations and financial condition would be materially adversely affected.

    WE ARE ENTIRELY DEPENDENT ON OUR SMS PRODUCT FAMILY


    The SMS 1000 and SMS 500 are the only products that we currently sell. We intend to introduce new products and enhancements to existing products in the future. Our inability to timely and successfully introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could materially adversely affect our business, results of operations and financial condition.

    THERE IS A LIMITED NUMBER OF POTENTIAL CUSTOMERS FOR OUR SMS 1000

    To date, substantially all of our revenues have been derived from sales and service related to the SMS 1000 product. The SMS 1000 and any other new high-end product that we may develop and introduce in the future are marketed primarily to large customers. There are only a limited number of large existing and potential customers and this number is not expected to increase significantly in the future.

    WE FACE NEW RISKS WITH THE INTRODUCTION OF OUR SMS 500 PRODUCT

    We recently introduced the SMS 500, which is designed for use by customers that intend to provide services to a smaller number of subscribers than those using the SMS 1000. Given this targeted market, sales of the SMS 500 may involve sales to smaller customers. Sales to smaller customers entail some additional risks, including increased credit risks, the need for additional sales and support personnel to support an increased volume of customers and the need to develop a leasing program to facilitate market acceptance. Our business, results of operations and financial condition could be materially adversely affected if any of these risks materialize. To date, we have sold a limited number of our SMS 500. The SMS 500 may not achieve a significant degree of market acceptance. If the SMS 500 is not successful, our ability to generate revenues will be limited to sales of the SMS 1000 to our customers with a large number of subscribers, which will have a material adverse effect on our business, results of operations and financial condition.

    OUR PRODUCTS MUST ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS AND DEMANDS

    Many of our customers require product features and capabilities that our SMS products may not have. The requirement that we add features to our products in order to achieve a sale may result in a longer sales cycle, increased research and development expenses and reduced margins on our products. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. Our failure to develop products or offer services that satisfy customer requirements would materially adversely affect our business, results of operations and financial condition.

    We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Our inability to effectively manage this transition would materially adversely affect our business, results of operations and financial condition.

    WE NEED TO GAIN ACCEPTANCE IN OTHER BROADBAND ACCESS MARKETS

    To date, we have derived substantially all of our revenues from sales of the SMS 1000 for use in the digital subscriber line market for broadband access. We intend to expend a substantial amount of time and resources to achieve market acceptance of our products in other markets, including the cable and wireless markets. We may be unable to simultaneously or effectively address evolving demands in these markets, and customers in these markets may choose to implement competing technologies or products. In addition, if we are not first in these markets, competitors may gain market acceptance first, thereby making it difficult, if not impossible, for us to gain subsequent market acceptance. If we are unable to achieve acceptance of our products in these markets, our ability to generate revenues will be limited, and our business, results of operations and financial condition would be materially adversely affected.

    WE EXPECT INCREASED COMPETITION

    We may be unable to compete successfully with current or future competitors. If we do not compete successfully against current or future competitors, our business, results of operations and financial condition will be materially adversely affected. Currently, competition in our market is intense. The broadband access markets we are targeting, including digital subscriber line, cable and wireless, are new and rapidly evolving and we expect these markets to become highly competitive in the future. In addition, we expect new competitors to emerge in the broadband access market as that market evolves due to technological innovation and regulatory changes. We face actual and potential competition from public and private companies providing routers connecting to the Internet backbone, access concentrators and subscriber aggregation systems.

    Cisco, the leading provider of routers connecting to the Internet backbone, offers products that compete directly with our products, and also provides a comprehensive range of broadband access systems. We expect companies that offer access concentrators and routers to incorporate some subscriber management functionality into their products. These companies include Nortel Networks, which recently acquired Shasta, a private company providing subscriber management services, and Ascend, which has announced its pending acquisition by Lucent. In addition, there are several other private companies that provide subscriber management features in access concentrators or routing platforms.

    Many of our principal competitors, including Cisco, Alcatel, Nortel Networks/Shasta, Lucent/Ascend, and some companies that may compete with us in the future, are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage that would materially adversely affect our business, results of operations and financial condition.

    Many of our competitors have significantly more established customer support and professional services organizations than we do. In addition, many of our competitors have much greater name recognition and have a more extensive customer base, broader customer relationships and broader product offerings than our company. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We have encountered, and expect to continue to encounter, potential customers that, due to existing relationships with our competitors, are committed to the product offerings of these competitors. As a result, these potential customers may not consider purchasing our products. We expect to face competition in the following areas:

        o   Product pricing;

        o   Breadth of product lines;

        o   Sales and distribution capability;

        o Product features and enhancements, including product performance, reliability, size, compatibility and scalability;

        o   Product ease of deployment;

        o   Conformance to industry standards; and

        o   Technical support and service.

    We expect that competitive pressures may result in price reductions, reduced margins and loss of market share, which would materially adversely affect our business, results of operations and financial condition.

    WE ARE DEPENDENT ON A SINGLE CONTRACT MANUFACTURER

    We rely on a single third-party manufacturer, Electromax, to build our products. We may not be able to effectively manage our relationship with Electromax and Electromax may not meet our future requirements for timely delivery. We have no written agreement with Electromax. We have relationships with two other third-party manufacturers, one of which currently builds our prototypes. Although both of these other third-party manufacturers are capable of building our products, any interruption in the operations of Electromax would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and could materially adversely affect our business, results of operations and financial condition.

    In addition, the products that Electromax or any other manufacturer builds for us may be insufficient in quality or in quantity to meet our needs. Electromax or any other manufacturer may not meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of Electromax or any other of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of Electromax or any other of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while another of our third-party manufacturers begins production and would have a material adverse effect on our business, results of operations and financial condition.


    SOME OF THE KEY COMPONENTS IN OUR PRODUCTS COME FROM SINGLE OR LIMITED SOURCES OF SUPPLY

    We currently purchase several key components used in the manufacture of our SMS 500 and our SMS 1000 products from single or limited sources of supply. These manufacturers include Altera, Brooktree, Connector Technologies, Foresight, Intel, Level One, Powerspec, Siemens and Ziatech. We have no guaranteed supply arrangement with these suppliers, and we or our manufacturers may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our business, results of operations and financial condition. In addition, qualifying additional suppliers is time-consuming and expensive.

    WE MAY BE UNABLE TO MATCH PRODUCTION WITH PRODUCT DEMAND

    We currently use a rolling six-month forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, we may have excess or inadequate inventory of materials and components, which could materially adversely affect our business, results of operations and financial condition.

    WE MAY BE UNABLE TO PROPERLY MANAGE GROWTH

    We have expanded our operations rapidly since our inception. The number of our employees increased from 39 in February 1998 to 182 in June 1999. We intend to continue to expand in order to pursue existing and potential market opportunities and are in the process of hiring additional engineering and sales personnel. We intend to hire a significant number of engineers in 1999. Our ability to continue to attract and retain highly skilled personnel is a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may fail to attract, assimilate or retain qualified personnel to fulfill our current or future needs. If we so fail, our business, results of operations and financial condition could be materially adversely affected. Our planned rapid growth places a significant demand on management and financial and operational resources. In order to grow and achieve future success, we must:

        o   Retain existing personnel;

        o   Hire, train, manage and retain additional qualified personnel; and

        o Effectively manage multiple relationships with our customers, suppliers and other third parties.


    OUR PLANNED EXPANSION TO INTERNATIONAL MARKETS WILL INVOLVE NEW RISKS

    In 1998, we derived approximately 15% of our revenues from sales to customers outside of the United States. Our ability to achieve future success will depend in part on the expansion of our international sales and operations. International operations are generally subject to a number of risks, including:

        o   Expenses associated with customizing products for foreign countries;

        o Protectionist laws and business practices that favor local competition;

        o   Dependence on local vendors;

        o Multiple, conflicting and changing governmental laws and regulations;

        o   Longer sales cycles;

        o   Longer accounts receivable cycles;

        o   Increased difficulties in collecting accounts receivable;

        o Difficulties in managing operations across disparate geographic areas;

        o Difficulties associated with enforcing agreements through foreign legal systems;

        o Reduced or limited protection of our intellectual property rights in some countries;

        o   Foreign currency exchange rate fluctuations; and

        o   Political and economic instability.

    In addition, if we grow internationally, we will need to expand our worldwide operations and enhance our communications infrastructure. If we fail to implement and improve these systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information would be adversely affected. This could materially adversely affect our business, results of operations and financial condition.

    UNDETECTED SOFTWARE OR HARDWARE ERRORS COULD HAVE A MATERIAL ADVERSE EFFECT ON US

    Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. We have experienced minor errors in the past in connection with new products. We expect that errors will be found from time to time in new or enhanced products after we begin commercial shipments. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely have a material adverse effect on our business, results of operations and financial condition.

    Our customers use our products to provide broadband access to their customers. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could damage market acceptance for our products. Our customers could also seek damages for losses from us, which, if they were successful, could have a material adverse effect on our business, results of operations and financial condition. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly.

    OUR FAILURE AND THE FAILURE OF OUR KEY SUPPLIERS AND CUSTOMERS TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

    The Year 2000 computer issue creates a variety of risks for us. If systems do not correctly recognize date information when the year changes to 2000, our business, results of operations and financial condition could be materially adversely affected. The risks involve:

        o   Potential warranty or other claims by our customers;

        o   Errors in systems we use to run our business;

        o   Errors in systems used by our suppliers;

        o   Errors in systems used by our customers; and

        o Potential reduced spending by other companies on broadband Internet access products as a result of significant information systems spending on Year 2000 remediation.

    Our internal systems include both our information technology and non-information technology systems. We have conducted an initial audit of our material internal information technology systems, including both our own software products and third-party software and hardware technology. We have not yet initiated an assessment of our non-information technology systems. To the extent that we are unable to test the technology provided by third-party vendors, we are seeking assurances from these vendors that their systems are Year 2000 compliant. We may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems. These unanticipated problems and costs could have a material adverse effect on our business, results of operations and financial condition.

    We intend to contact our critical suppliers to determine if the suppliers' operations and the products and services provided to us are Year 2000 compliant. Where practicable, we will attempt to mitigate our risks with respect to the failure of our suppliers to be Year 2000 compliant by locating Year 2000 compliant replacement suppliers. However, our failure to mitigate our Year 2000 risks remains a possibility and could have a material adverse impact on our business, results of operations and financial condition.

    We have been informed by Electromax, our contract manufacturer, that its manufacturing systems are Year 2000 compliant. However, Electromax may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in their internal information technology and non-information technology systems. These unanticipated problems and costs could cause manufacturing delays or difficulties for our products and harm Electromax's operations. Additionally, Electromax has not yet ascertained whether any of its suppliers is Year 2000 compliant. The failure of a supplier of Electromax to be Year 2000 compliant could also adversely affect Electromax's operations. Any of these events could materially adversely affect our business, results of operations and financial condition.

    We believe that the SMS 1000 is Year 2000 compliant. However, despite testing by us and by current and potential customers, and despite assurances from developers of products incorporated into the SMS 1000, the SMS 1000 may contain undetected errors or defects associated with Year 2000 date functions. We believe that, based solely on internal testing, the recently introduced SMS 500 is Year 2000 compliant. We have made assurances to our customers that the SMS 1000 and the SMS 500 are Year 2000 compliant. The failure of our products to be Year 2000 compliant would result in numerous customer claims, which could have a material adverse impact on our business, results of operations and financial condition.

    We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or potential customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, or they may face litigation costs. In either case, spending on Year 2000 issues could reduce or eliminate the budgets that our current or potential customers could have for purchases of our products. As a result, our business, results of operations and financial condition could be materially adversely affected.

    To date, our Year 2000 related costs have not been material. We have funded these costs from available cash without separately accounting for these costs. Although our future Year 2000 compliance costs are not expected to be significant, we may experience unanticipated material problems and costs associated with Year 2000 compliance that could adversely affect our business, results of operations and financial condition. We have not yet developed any contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing a Year 2000 contingency plan may be material.

    If our internal systems, our products or the internal systems at our manufacturers are not Year 2000 compliant, our business, results of operation and financial condition would be materially adversely affected.

    WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY

    We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have filed one U.S. patent application. There can be no assurance that this application will be approved, that any issued patents will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. Although we attempt to protect our intellectual property rights, we may be unable to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

    Others may allege that our products infringe upon their proprietary rights. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves or our customers, manufacturers or suppliers against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend this litigation. In addition, intellectual property litigation could force us to do one or more of the following:

        o Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

        o Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

        o Redesign those products or services that incorporate the disputed technology.

    In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed technology on acceptable terms and on a timely basis, our business, results of operations and financial condition would be materially adversely affected. We may be subject to these claims in the future.

    We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. As a result, our business, results of operations and financial condition could be materially adversely affected.

    WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

    At June 30, 1999, we had approximately $63.0 million in cash, cash equivalents and short-term investments. We believe that these amounts, combined with the cash anticipated to be available from future operations, will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from available sources is insufficient, or if cash is used for acquisitions or other unanticipated uses, we may need additional capital.

    The development and marketing of new products and the expansion of reseller channels and associated support personnel will require a significant commitment of resources. In addition, if the market for broadband access develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. Additional capital may not be available to us at all, or if available, may be available only on unfavorable terms. Any inability to raise additional capital when we require it would materially adversely affect our business, results of operations and financial condition. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

RISKS RELATED TO THE BROADBAND ACCESS INDUSTRY

    WE ARE DEPENDENT ON THE WIDESPREAD ADOPTION OF BROADBAND ACCESS SERVICES

    Sales of our products depend on the increased use and widespread adoption of broadband access services, and the ability of our customers to market and sell broadband access services. Our business, results of operations and financial condition would be materially adversely affected if the use of broadband access services does not increase as anticipated or if our customers' broadband access services are not received well by the marketplace. Critical issues concerning use of broadband access services are unresolved and will likely affect use of broadband access services. These issues include:

        o   Security;

        o   Reliability;

        o   Bandwidth;

        o   Congestion;

        o   Cost;

        o   Ease of access; and

        o   Quality of service.

    Even if these issues are resolved, if the market for products that provide broadband access to the Internet and to corporate networks fails to develop, or develops at a slower pace than anticipated, our business, results of operations and financial condition would be materially adversely affected.

    THE BROADBAND ACCESS SERVICES MARKET IS SUBJECT TO RAPID CHANGE

    The broadband access services market is new and is characterized by rapid technological change, frequent enhancements to existing products and new product introductions, changes in customer requirements and evolving industry standards. We may be unable to respond quickly or effectively to these developments. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies, or the emergence of new industry standards, could render our existing or future products obsolete, which would materially adversely affect our business, results of operations and financial condition.

    The emergence of new industry standards might require us to redesign our products. If our products fail to comply with widely adopted industry standards, our customers and potential customers may not purchase our products. This would have a material adverse effect on our business, results of operations and financial condition.

    OUR BUSINESS MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION OF THE COMMUNICATIONS INDUSTRY

    The jurisdiction of the Federal Communications Commission, or FCC, extends to the communications industry, to our customers and to the products and services that our customers sell. Future FCC regulations, or regulations set forth by other regulatory bodies, may adversely affect the broadband access services industry. Regulation of our customers may have a material adverse affect on our business, results of operations and financial condition. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into broadband access markets. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would materially adversely affect our business, results of operations and financial condition.

RISKS RELATED TO THE SECURITIES MARKETS

    OUR STOCK PRICE MAY BE VOLATILE

    An active public market for our common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

        o   Our loss of a major customer;

        o   Our addition or the departure of key personnel;

        o   Variations in our quarterly operating results;

        o Announcements by us or our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

        o   Changes in financial estimates by securities analysts;

        o   Our sales of common stock or other securities in the future;

        o Changes in market valuations of broadband access technology companies;

        o Changes in market valuations of networking and telecommunications companies; and

        o   Fluctuations in stock market prices and volumes.

    OUR BUSINESS MAY BE ADVERSELY AFFECTED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY

    Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. If our stock price is volatile, we may be the target of similar litigation. Our management's attention and resources may be diverted by any securities litigation, and we may incur substantial related costs, possibly resulting in a material adverse effect to our business, results of operations and financial condition.


    CONTROL BY EXISTING STOCKHOLDERS MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND CERTAIN TRANSACTIONS

    Our executive officers, directors and principal stockholders and their affiliates beneficially own approximately 48% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

    SUBSTANTIAL SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE

    Sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by potentially introducing a large number of sellers of our common stock into a market in which our common stock price is already volatile, thus driving our common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 1999, we had 21,509,119 shares of common stock outstanding. Our directors, executive officers and current stockholders have executed lock-up agreements that limit their ability to sell shares of our common stock. These stockholders have agreed, subject to limited exceptions, not to sell or otherwise dispose of any shares of our common stock for a period of at least 180 days after the date of our initial public offering without the prior written approval of Morgan Stanley & Co. Incorporated. When these lock-up agreements expire, these shares and the shares of common stock underlying any options held by these individuals will become eligible for sale, in some cases pursuant only to the volume, manner of sale and notice requirements of Rule 144.

    ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY

    Provisions in our bylaws and in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in management of our company. These provisions include:

    o The stipulation that a special meeting of stockholders may only be called by stockholders owning at least 50% of our outstanding shares;

    o The ability of our board of directors to issue preferred stock without stockholder approval; and

    o The right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors.

    Furthermore, we are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit a stockholder owning 15% or more of our outstanding voting stock from consummating a merger or combination with us unless this stockholder receives board approval for the transaction or unless 66 2/3% of the outstanding shares of our voting stock not owned by this stockholder approve the merger or combination.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 1999 the Company's investment portfolio includes $5.6 million of short-term corporate bonds and commercial paper which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The Company maintains sufficient cash and cash equivalent balances to typically hold its investments to maturity. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

PART II. OTHER INFORMATION


                              REDBACK NETWORKS INC.


ITEM 1. LEGAL PROCEEDINGS.

        None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the quarter ended June 30, 1999, the Company submitted one matter to its stockholders by written consent in lieu of a stockholders' meeting: On May 10, 1999, the Company's stockholders approved an amendment to the Company's 1997 Stock Plan, which increased the number of shares reserved for issuance under the plan by 100,000. Holders of a majority of the outstanding shares of the Company voted to approve the action.


ITEM 5. OTHER INFORMATION.

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


   (a)  Exhibits.

    EXHIBIT
      NO.                             DESCRIPTION
      ---                             -----------
    27.1           Financial Data Schedule

   (b) Reports on Form 8-K.

       No reports on Form 8-K were filed by Redback Networks during the quarter ended June 30, 1999.

                              REDBACK NETWORKS INC.
                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REDBACK NETWORKS INC.


Date:  August 10, 1999                     By: /s/ Geoffrey C. Darby
                                           Geoffrey C. Darby
                                           Vice President, Finance, Chief
                                           Financial Officer and
                                           Secretary (Duly Authorized Officer
                                           and Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBIT
       NO.                             DESCRIPTION
     -------                           -----------
      27.1                       Financial Data Schedule