Form 10-Q
period 1999-09-30
REDBACK NETWORKS INC
filed 1999-11-15
CIK 1081290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-25853
                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of the Registrant's Common Stock as of November 12, 1999 was 43,562,677.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             REDBACK NETWORKS INC.

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Financial Statements and Supplementary
         Data
         Condensed balance sheet as of September 30, 1999 and
         December 31, 1998...........................................    1
         Condensed statement of operations for the three and nine
         months ended September 30, 1999 and 1998....................    2
         Condensed statement of cash flows for the nine months ended
         September 30, 1999 and 1998.................................    3
         Notes to condensed financial statements.....................    4
Item 2.  Management's discussion and analysis of financial condition
         and results of operations...................................    8
Item 3.  Qualitative and quantitative disclosure about market risk...   20

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   21
Item 2.  Changes in Securities and Use of Proceeds...................   21
Item 3.  Defaults Upon Senior Securities.............................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21

SIGNATURE............................................................   22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                             REDBACK NETWORKS INC.

                            CONDENSED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
Current assets:
Cash and cash equivalents...................................    $ 30,570         $  8,189
  Short-term investments....................................      34,957               --
  Accounts receivable, less allowances of $849 and $340.....      12,123            2,342
  Inventory.................................................       3,826              821
  Other current assets......................................         928              262
                                                                --------         --------
          Total current assets..............................      82,404           11,614
Property and equipment, net.................................       5,104            2,822
Other assets................................................         650              246
                                                                --------         --------
                                                                $ 88,158         $ 14,682
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings, current.......................................    $    960         $  2,307
  Accounts payable..........................................       8,511            2,060
  Accrued liabilities.......................................       6,963            2,005
  Deferred revenue..........................................       8,456              781
                                                                --------         --------
          Total current liabilities.........................      24,890            7,153
Borrowings, less current portion............................       1,208            1,275
                                                                --------         --------
                                                                  26,098            8,428
                                                                --------         --------
Stockholders' equity:
  Convertible Preferred Stock...............................          --           18,884
  Common Stock..............................................      90,215            6,741
  Deferred stock compensation...............................      (4,435)          (4,731)
  Notes receivable from stockholder.........................        (131)            (211)
  Accumulated deficit.......................................     (23,589)         (14,429)
                                                                --------         --------
          Total stockholders' equity........................      62,060            6,254
                                                                --------         --------
                                                                $ 88,158         $ 14,682
                                                                ========         ========

         See accompanying notes to the condensed financial statements.

                             REDBACK NETWORKS INC.

                       CONDENSED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
Net revenues.......................................  $20,590    $ 2,933    $ 38,194    $ 4,705
Cost of revenues...................................    6,260      1,172      11,522      2,114
                                                     -------    -------    --------    -------
Gross profit.......................................   14,330      1,761      26,672      2,591
                                                     -------    -------    --------    -------
Operating expenses:
  Research and development.........................    7,019      1,583      14,257      3,508
  Selling, general and administrative..............    8,637      2,519      19,294      5,508
  Amortization of deferred stock compensation......    1,053        233       3,270        309
                                                     -------    -------    --------    -------
          Total operating expenses.................   16,709      4,335      36,821      9,325
                                                     -------    -------    --------    -------
Loss from operations...............................   (2,379)    (2,574)    (10,149)    (6,734)
Interest and other income..........................      846         69       1,263        172
Interest and other expense.........................      (89)       (74)       (274)      (171)
                                                     -------    -------    --------    -------
Net loss...........................................  $(1,622)   $(2,579)   $ (9,160)   $(6,733)
                                                     =======    =======    ========    =======
Basic and diluted net loss per share...............  $ (0.04)   $ (0.44)   $  (0.40)   $ (1.37)
                                                     =======    =======    ========    =======
Shares used in computing net loss per share........   37,328      5,906      22,739      4,898
                                                     =======    =======    ========    =======
Pro forma information:
  Pro forma net loss per share.....................  $ (0.04)   $ (0.10)   $  (0.27)   $ (0.28)
                                                     =======    =======    ========    =======
  Shares used in computing pro forma net loss per
     share.........................................   37,328     26,796      33,367     24,367
                                                     =======    =======    ========    =======

         See accompanying notes to the condensed financial statements.

                             REDBACK NETWORKS INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (9,160)   $(6,733)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,506        596
     Amortization of deferred stock compensation............     3,270        309
     Other noncash charges..................................       337        159
     Changes in assets and liabilities:
       Accounts receivable, net.............................    (9,781)    (3,159)
       Inventory............................................    (3,005)      (597)
       Other current assets.................................      (666)      (271)
       Other assets.........................................      (404)       (22)
       Accounts payable.....................................     6,451        953
       Accrued liabilities..................................     4,958      1,366
       Deferred revenue.....................................     7,675        729
                                                              --------    -------
       Net cash provided by (used in)operating activities...     1,181     (6,670)
                                                              --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (3,020)      (658)
  Purchases of short-term investments.......................   (34,957)        --
  Sales of short-term investments...........................        --      3,139
                                                              --------    -------
          Net cash provided by (used in) investing
           activities.......................................   (37,977)     2,481
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of convertible preferred stock,
     net....................................................       491      8,473
  Proceeds from the issuance of common stock, net...........    60,868        364
  Proceeds from borrowings..................................     2,500         --
  Repayments of borrowings..................................    (4,682)      (400)
                                                              --------    -------
          Net cash provided by financing activities.........    59,177      8,437
                                                              --------    -------
Net increase in cash and cash equivalents...................    22,381      4,248
Cash and cash equivalents at beginning of period............     8,189      3,084
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 30,570    $ 7,332
                                                              ========    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    266    $   164
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:
  Property and equipment acquired under capital leases......  $    768    $ 1,189
  Conversion of preferred to common stock...................  $ 19,375         --

         See accompanying notes to the condensed financial statements.

                             REDBACK NETWORKS INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. DESCRIPTION OF BUSINESS

     Redback Networks Inc. (the "Company" or Redback), was incorporated in Delaware on August 30, 1996. Redback is a leading provider of advanced networking solutions that enable carriers, cable operators and service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback's Subscriber Management System connects and manages large numbers of subscribers using any of the major high-speed access technologies including digital subscriber line, cable and wireless. The Company operates in one business segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting solely of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on May 17, 1999 (the "Registration Statement"). Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

  Stock Split

     Share information for all periods has been retroactively adjusted to reflect a 2-for-1 Common Stock split effected in August 1999.

3. NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share includes common equivalent shares outstanding during the period, if dilutive. Pro forma basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and also gives effect to the conversion of the Company's preferred stock which converted to common stock upon the closing of the Company's initial public offering as if the conversion occurred as of the beginning of the period or the date of issuance, if later.

                             REDBACK NETWORKS INC.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1999       1998        1999       1998
                                                     -------    -------    --------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net loss...........................................  $(1,622)   $(2,579)   $ (9,160)   $(6,733)
                                                     =======    =======    ========    =======
Denominator:
  Basic and diluted:
     Weighted-average common shares
       outstanding.................................   43,082     15,978      29,506     15,409
     Less weighted-average shares subject to
       repurchase..................................   (5,754)   (10,072)     (6,767)   (10,511)
                                                     -------    -------    --------    -------
     Denominator for basic and diluted
       calculation.................................   37,328      5,906      22,739      4,898
                                                     =======    =======    ========    =======
  Basic and diluted net loss per share.............  $ (0.04)   $ (0.44)   $  (0.40)   $ (1.37)
                                                     =======    =======    ========    =======

     Shares used above.............................   37,328      5,906      22,739      4,898
     Pro forma adjustment to reflect
       weighted-average effect of the assumed
       conversion of convertible preferred stock...       --     20,890      10,628     19,469
                                                     -------    -------    --------    -------
     Shares used in computing pro forma basic and
       diluted net loss per share..................   37,328     26,796      33,367     24,367
                                                     =======    =======    ========    =======
  Pro forma basic and diluted net loss per share...  $ (0.04)   $ (0.10)   $  (0.27)   $ (0.28)
                                                     =======    =======    ========    =======

     Options to purchase 2,367,450 and 7,738,252 shares of Common Stock at an average exercise price of $0.28 and $12.40 per share and warrants to purchase 246,750 and 317,942 shares of Common Stock at an average exercise price of $0.60 and $2.60 per share, have not been included in the computation of diluted net loss per share for the nine month periods ended September 30, 1998 and 1999, respectively, as their effect would have been anti-dilutive.

4. INVENTORY

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Raw materials...............................................     $3,566           $563
Finished goods..............................................        260            258
                                                                 ------           ----
                                                                 $3,826           $821
                                                                 ======           ====

5. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of cash on deposit with banks, money market instruments and debt securities with original maturities of 90 days or less. Short-term investments consist of debt securities with original maturities between three months and one year.

     The Company's short-term investments are comprised of U.S. government obligations and corporate debt securities. The Company classifies its investments as held-to-maturity and records them at amortized cost in accordance with Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                             REDBACK NETWORKS INC.

6. BORROWINGS AND COMMITMENTS

     As of March 31, 1999, the Company had $2,500,000 outstanding under a revolving line of credit. In April 1999, all amounts were repaid and the line was subsequently terminated.

     In June 1999, the Company entered into a five-year facility lease with monthly lease payments of $158,000. The facility lease commences December 1999 and expires in December 2004.

7. STOCK PLANS

     During the period from January 1, 1999 to March 3, 1999, the Company granted options to purchase 1,957,000 shares of Common Stock at exercise prices of $2.375 to $5.10 per share, and subsequently recorded deferred stock compensation expense of approximately $3.3 million related to the issuance of these options. Since March 3, 1999, no additional deferred stock compensation expense has been recorded related to the granting of stock options.

     In March 1999, the Board of Directors approved an increase in the common shares available for issuance under the 1997 Stock Plan of 1,200,000 shares.

     In March 1999, the Board of Directors approved the adoption of the 1999 Stock Incentive Plan ("1999 Plan") and reserved 5,000,000 common shares for issuance under this Plan. Shares not yet issued under the 1997 Stock Plan will also be available under the 1999 Plan. The 1999 Plan allows the grant of ISO, NSO and restricted stock to employees, non-employee board members and consultants.

     In March 1999, the Board of Directors approved the adoption of the 1999 Employee Stock Purchase Plan and reserved 2,000,000 shares of Common Stock for issuance under this Plan.

     In March 1999, the Board of Directors approved the adoption of the 1999 Directors' Option Plan and reserved 400,000 shares of Common Stock for issuance under this Plan.

8. INITIAL PUBLIC OFFERING

     On May 18, 1999, the Company completed its initial public offering in which it sold 5,750,000 shares of Common Stock (including an over-allotment option of 750,000 shares) at $11.50 per share for net proceeds of approximately $61 million. Upon the closing of the offering, all the Company's Preferred Stock converted to Common Stock. After the offering, the Company's authorized capital consisted of 160 million shares of Common Stock of which approximately 43 million shares were outstanding at September 30, 1999 and 27 million shares of preferred stock, none of which were issued or outstanding at September 30, 1999.

9. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. To date, the Company has not had any transactions, that are required to be reported in comprehensive income.

10. NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly

                             REDBACK NETWORKS INC.

effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2001. To date, the Company has not engaged in any foreign currency hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

11. SUBSEQUENT EVENTS

     In November 1999, the Company entered into a nine-year facility lease for 196,580 square feet. The lease commences in March 2000 with monthly payments of $216,000 for 96,710 square feet during the first twelve months of the lease. Additional monthly lease payments of $219,000 commence in March 2001 for the remaining 99,870 square feet. At the end of the nine-year lease term, the Company has two five-year options to renew the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors" and in other documents we file with the SEC.

  Revenues

     Net Revenues. Net revenues increased to $20.6 million in the three months ended September 30, 1999 from $2.9 million in the same quarter in the prior year, an increase of 602%. Net revenues for the first nine months of the 1999 increased to $38.2 million from $4.7 million in the first nine months of 1998, an increase of 712%. The increase in net sales in each of the comparative periods was a result of increasing unit sales due to increased acceptance and deployment of our products by our carriers and service provider customers as well as higher average selling prices due to changes in product configurations.

     Cost of Revenues; Gross Margin. Gross margin, expressed as a percentage of net revenues, increased in the three months ended September 30, 1999 as compared to the same quarter in the prior year from 60% to 70% and increased from 55% to 70% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999, respectively. These increases are primarily due to reduced costs of key components, a decrease in percentage of related overhead costs to revenue resulting from the manufacturing of our products in higher quantities and customer-driven changes in product configuration. Changes in product configuration will continue to cause our gross margins to vary in future periods.

  Operating Expense

     Research and Development. Research and development expenditures increased in absolute dollars in the quarter ended September 30, 1999 to $7.0 million from $1.6 million in the year-ago quarter and to $14.3 million in the first nine months of 1999 from $3.5 million in the first nine months of 1998. These increases are primarily attributable to increased personnel costs associated with research and development efforts for both new products and new features and functionality for existing products. To date, we have expensed research and development expenses as incurred. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, we expect our research and development expenses to continue to increase in absolute dollars in future periods.

     Selling, General and Administrative. Selling, general and administrative expenditures increased in absolute dollars in the quarter ended September 30, 1999 to $8.6 million from $2.5 million in the year-ago quarter and to $19.3 million in the first nine months of 1999 from $5.5 million in the first nine months of 1998. These increases were mainly due to the hiring of additional sales and administrative personnel, the payment to sales representatives of increased commissions resulting from increased sales, and additional marketing expenses. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as a result of increases in sales force personnel, commissions on higher revenues, additional marketing activities and costs associated with supporting a growing organization.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased from $233,000 in the third quarter of 1998 to $1.1 million in the third quarter of 1999 and increased from $309,000 in the first nine months of 1998 to $3.3 million in the first nine months of 1999. These increases are a result of a greater number of shares of stock and stock options granted during the last two quarters of 1998 and the first quarter of 1999, which was associated with our increased hiring efforts and the amortization of deferred compensation on prior grants. Deferred stock compensation expense is amortized over the vesting period of the options, generally four years. As a result, the amortization of deferred stock compensation will impact our reported results of operations through early 2003.

     Interest Income. Interest income increased in both the three month and nine month periods ending September 30, 1999 as compared to the same periods in 1998 due primarily to the interest earned on the net proceeds received from our initial public offering.

     Interest and Other Expense. Interest and other expense has increased in both the three month and nine month periods ending September 30, 1999, as compared to the same periods in 1998, arising from additional interest due on increased borrowings and increased capital lease obligations.

     We have not recorded a provision for income taxes because we experienced net losses from inception through 1998. As of September 30, 1999, we had net operating loss carryforwards of approximately $16.0 million. These carryforwards will expire at various dates beginning in 2004 through 2018, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations contained in the Internal Revenue Code and similar state provisions. There is sufficient uncertainty regarding the reliability of the deferred tax assets such that a full valuation allowance has been recorded. The annual limitation may result in the expiration of the net operating loss and credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through private and public sales of securities and, to a lesser extent, bank borrowings and equipment lease financing. During the nine months ended September 30, 1999, we earned $1.2 million from operating activities, as compared to the comparable prior year period where we used $6.7 million in operating activities. This positive cash flow resulted from increases in the Company's liabilities, primarily deferred revenue, accounts payable and accrued liabilities, partially off-set by an increase in our net loss, and an increase in inventory and accounts receivable balances. We anticipate that accounts receivable and inventory will continue to increase if our revenues continue to rise.

     Our principal source of liquidity as of September 30, 1999 consisted of $30.6 million in cash and cash equivalents as well as $35.0 million in short-term investments. As of September 30, 1999, we had $206,000 in outstanding bank indebtedness, all of which is due under a term loan with one of the Company's banking institutions.

     Purchases of property and equipment, including equipment purchased under capital leases, increased from $1.8 million in the first nine months of 1998 to $3.8 million in the same nine month period in 1999 and consisted primarily of purchases of computer equipment, including workstations and servers to support our increased research and development activities. We expect our capital expenditures to increase as we further expand our research and development efforts and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth.

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

  Our business is difficult to evaluate because we have a limited operating history

     We were founded in August 1996 and only began shipping products in material quantities in the second quarter of 1998. You should consider the risks and difficulties frequently encountered by companies like ourselves in a new and rapidly evolving market. From February 28, 1998 to September 30, 1999, we have experienced significant growth--from 39 employees to 229 employees. Our ability to sell products and services, and the level of success, if any, we achieve, depends, among other things, on the level of demand for broadband access services, which is a new and rapidly evolving market. See "Risk Factors--We are dependent on the widespread adoption of broadband access services." Our business strategy may be unsuccessful and we may not successfully address the risks we face.

  We have a history of losses and we expect to incur future losses

     We incurred net losses of $142,000 from our inception in August 1996 through December 31, 1996, $4.4 million for the year ended December 31, 1997, $9.9 million for the year ended December 31, 1998 and $9.2 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $23.6 million. We have not achieved profitability and may continue to incur net losses in the future.

     To date, we have funded our operations from both private and public sale of equity securities, from bank borrowings and by means of equipment lease financing. We expect to continue to incur significant product development, sales and marketing, and general and administrative expense. As a result, we must generate significant revenues to achieve profitability. We may not sustain recent growth rates in our revenues, and we may never achieve sufficient revenue levels to achieve profitability. If we do achieve profitability in some future period, we cannot be certain that we would sustain profitability on a quarterly or annual basis in the future.

  Our operating results are likely to fluctuate significantly

     Factors likely to cause quarterly fluctuations in revenues and operating results include:

     - Fluctuations in demand for broadband access services;

     - The timing and size of sales of our products and services;

     - Announcements of new products and product enhancements by competitors;

     - The entry of new competitors into our market, including by acquisition;

     - Unexpected delays in introducing new or enhanced products, including manufacturing delays;

     - Our ability to control expenses;

     - Our ability to ship products on a timely basis and at a reasonable cost; and

     - The mix of our products sold and the mix of distribution channels through which our products are sold.

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

  In any quarter, a small number of customers are likely to account for a substantial majority of our revenue

     In each of the last seven quarters in the period ended September 30, 1999, we had at least one customer that accounted for 15% or more of our total revenue in the quarter. In the third quarter of 1999, Bell Atlantic accounted for 51% of our total revenue. We anticipate that a small number of customers with large orders will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. If our customers alter their purchasing habits, or reevaluate their need for our products, or if we fail to receive a large order in any future period, our business, results of operations and financial condition would be materially adversely affected.

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

     Cisco, the leading provider of routers connecting to the Internet backbone, offers products that compete directly with our products, and also provides a comprehensive range of broadband access systems. We expect companies that offer access concentrators and routers to incorporate some subscriber management functionality into their products. These companies include Nortel Networks which acquired Shasta, a private company providing subscriber management services, and Ascend, which has announced its pending acquisition by Lucent. In addition, there are several other private companies that provide subscriber management features in access concentrators or routing platforms.

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

     Many of our competitors have significantly more established customer support and professional services organizations than we do. In addition, many of our competitors have much greater name recognition and have a more extensive customer base, broader customer relationships and broader product offerings than our company. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We have encountered, and expect to continue to encounter, potential customers that, due to existing relationships with our competitors, are committed to the product offerings of these competitors. As a result, these potential customers may not consider purchasing our products. We expect to face competition in the following areas:

     - Product pricing;

     - Breadth of product lines;

     - Sales and distribution capability;

     - Product features and enhancements, including product performance, reliability, size, compatibility and scalability;

     - Product ease of deployment;

     - Conformance to industry standards; and

     - Technical support and service.

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

  We may be unable to properly manage growth

     We have expanded our operations rapidly since our inception. The number of our employees increased from 39 in February 1998 to 229 on September 30, 1999. We intend to continue to expand in order to pursue existing and potential market opportunities and are in the process of hiring additional engineering and sales personnel. We intend to hire a significant number of engineers in 1999. Our ability to continue to attract and retain highly skilled personnel is a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may fail to attract, assimilate or retain qualified personnel to fulfill our current or future needs. If we so fail, our business, results of operations and financial condition could be materially adversely affected. Our planned rapid growth places a significant demand on management and financial and operational resources. In order to grow and achieve future success, we must:

     - Retain existing personnel;

     - Hire, train, manage and retain additional qualified personnel; and

     - Effectively manage multiple relationships with our customers, suppliers and other third parties.

  Our planned expansion to international markets will involve new risks

     In 1998, we derived approximately 15% of our revenues from sales to customers outside of the United States. Our ability to achieve future success will depend in part on the expansion of our international sales and operations. International operations are generally subject to a number of risks, including:

     - Expenses associated with customizing products for foreign countries;

     - Protectionist laws and business practices that favor local competition;

     - Dependence on local vendors;

     - Multiple, conflicting and changing governmental laws and regulations;

     - Longer sales cycles;

     - Longer accounts receivable cycles;

     - Increased difficulties in collecting accounts receivable;

     - Difficulties in managing operations across disparate geographic areas;

     - Difficulties associated with enforcing agreements through foreign legal systems;

     - Reduced or limited protection of our intellectual property rights in some countries;

     - Foreign currency exchange rate fluctuations; and

     - Political and economic instability.

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

  Our failure and the failure of our key suppliers and customers to be year 2000 compliant could negatively impact our business

     The Year 2000 computer issue creates a variety of risks for us. If systems do not correctly recognize date information when the year changes to 2000, our business, results of operations and financial condition could be materially adversely affected. The risks involve:

     - Potential warranty or other claims by our customers;

     - Errors in systems we use to run our business;

     - Errors in systems used by our suppliers;

     - Errors in systems used by our customers; and

     - Potential reduced spending by other companies on broadband Internet access products as a result of significant information systems spending on Year 2000 remediation.

     Our internal systems include both our information technology, and non-information technology systems. We have conducted an initial audit of our material internal information technology systems, including both our own software products and third-party software and hardware technology. We have not yet initiated an assessment of our non-information technology systems. To the extent that we are unable to test the technology provided by third-party vendors, we are seeking assurances from these vendors that their systems are Year 2000 compliant. We may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems. These unanticipated problems and costs could have a material adverse effect on our business, results of operations and financial condition.

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

     Others may allege that our products infringe upon their proprietary rights. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves or our customers, manufacturers or suppliers against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend this litigation. In addition, intellectual property litigation could force us to do one or more of the following:

     - Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     - Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

     - Redesign those products or services that incorporate the disputed technology.

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

  We may need additional capital, which may not be available

     At September 30, 1999, we had approximately $65.5 million in cash, cash equivalents and short-term investments. We believe that these amounts, combined with the cash anticipated to be available from future operations, will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from available sources is insufficient, or if cash is used for acquisitions or other unanticipated uses, we may need additional capital.

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

RISKS RELATED TO THE BROADBAND ACCESS INDUSTRY

  We are dependent on the widespread adoption of broadband access services

     Sales of our products depend on the increased use and widespread adoption of broadband access services, and the ability of our customers to market and sell broadband access services. Our business, results of operations and financial condition would be materially adversely affected if the use of broadband access services does not increase as anticipated or if our customers' broadband access services are not received well by the marketplace. Critical issues concerning use of broadband access services are unresolved and will likely affect use of broadband access services. These issues include:

     - Security;

     - Reliability;

     - Bandwidth;

     - Congestion;

     - Cost;

     - Ease of access; and

     - Quality of service.

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

RISKS RELATED TO THE SECURITIES MARKETS

  Our stock price may be volatile

     An active public market for our common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

     - Our loss of a major customer;

     - Our addition or the departure of key Redback Networks personnel;

     - Variations in our quarterly operating results;

     - Announcements by us or our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

     - Changes in financial estimates by securities analysts;

     - Our sales of common stock or other securities in the future;

     - Changes in market valuations of broadband access technology companies;

     - Changes in market valuations of networking and telecommunications companies; and

     - Fluctuations in stock market prices and volumes.

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

  Substantial sales of our common stock could adversely affect our stock price

     Sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock by potentially introducing a large number of sellers of our common stock into a market in which our common stock price is already volatile, thus driving our common stock price down. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 1999, we had 43.2 million shares of common stock outstanding.

 Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company

     Provisions in our bylaws and in our certificate of incorporation, may have the effect of delaying or preventing a change of control or changes in management of our company. These provisions include:

     - The stipulation that a special meeting of stockholders may only be called by stockholders owning at least 50% of our outstanding shares;

     - The ability of our board of directors to issue preferred stock without stockholder approval; and

     - The right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 1999 the Company's investment portfolio includes $35.0 million of short-term corporate bonds and commercial paper which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. The Company maintains sufficient cash and cash equivalent balances to typically hold its investments to maturity. An immediate 10% change in interest rates would be immaterial to the Company's financial condition or results of operations.

PART II. OTHER INFORMATION

                             REDBACK NETWORKS INC.

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

        EXHIBIT
          NO.                              DESCRIPTION
        -------                            -----------
         27.1      Financial Data Schedule

     (b) Reports on Form 8-K

        8-K filed on August 3, 1999.

                             REDBACK NETWORKS INC.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REDBACK NETWORKS INC.

                                          By:     /s/ CRAIG M. GENTNER
                                            ------------------------------------
                                                      Craig M. Gentner
                                               Vice President, Finance, Chief
                                                   Financial Officer and
                                             Secretary (Duly Authorized Officer
                                                and Principal Financial and
                                                    Accounting Officer)

Date: November 15, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule