Form 10-K
period 1999-12-31
REDBACK NETWORKS INC
filed 2000-02-11
CIK 1081290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                      COMMISSION FILE NUMBER 0-
                            ------------------------

                             REDBACK NETWORKS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           77-0438443
          (STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)
  1389 MOFFETT PARK DRIVE, SUNNYVALE, CALIFORNIA                           94089
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (408) 548-3500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             Common Stock, $0.0001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No  _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on January 28, 2000) was approximately $7.4 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 28, 2000, 44,135,869 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's definitive proxy statement filed in connection with its annual meeting of stockholders to be held on March 7, 2000 are incorporated by reference into Part III of this Form 10-K where indicated.

     Certain exhibits and appendices filed with the Registration Statement on Form S-1 (File No. 333-74479), as amended, and the Registration Statement on Form S-4 (File No. 333-95947), as amended, filed in connection with the special meeting of stockholders to be held on March 8, 2000, are incorporated by reference into Part IV of this Form 10-K where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             REDBACK NETWORKS INC.

                                   FORM 10-K
                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    21
Item 3.   Legal Proceedings...........................................    21
Item 4.   Submission of Matters to a Vote of Security Holders.........    22

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    22
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................    24
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...    28
Item 8.   Financial Statements and Supplementary Data.................    28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    28

PART III
Item 10.  Directors and Executive Officers of the Registrant..........    28
Item 11.  Executive Compensation......................................    29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    29
Item 13.  Certain Relationships and Related Transactions..............    29

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    29
          Signatures..................................................    31

                                     PART I

     All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding Redback's "expectations", "beliefs", "hopes", "intentions", "strategies" or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Redback cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Form 10-K. Redback expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Redback's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 1. BUSINESS

OVERVIEW

     Redback is a leading provider of advanced networking systems that enable carriers, cable operators and service providers to rapidly deploy high-speed access to the Internet and corporate networks. Our products, consisting of the SMS 500, SMS 1000 and SMS 1800, combine networking hardware with sophisticated software. Our products connect and manage large numbers of subscribers using any of the major high-speed access technologies, including digital subscriber line, cable and wireless. We sell our products through our direct sales force, resellers and distribution partners.

     Bridging the gap between high-speed access concentrators and routers connecting to the Internet backbone, our flagship product, the SMS 1000, is currently being used by many of the largest carriers and service providers. UUNET, a subsidiary of MCI Worldcom, SBC, Southwestern Bell Information Services and Pacific Bell Internet, subsidiaries of SBC and GTE have been, since inception, our largest customers in terms of revenues. Other representative customers include Ameritech, Bell Canada, Bell South, Concentric, Earthlink, Flashcom, Korea Telecom, Verio and @Work, a division of @Home.

     On November 28, 1999, Redback entered into an agreement to merge with Siara Systems, Inc. ("Siara") in a transaction to be accounted for as a purchase. Siara stockholders, optionholders and warrantholders will receive an aggregate total of 31,341,986 shares of Redback common stock and shares subject to options or warrants, as applicable, in the merger. The aggregate purchase price of the Siara acquisition is estimated to be approximately $4.5 billion based on the average closing price of Redback's stock for the five day period including the date of the announcement of the signing of the merger agreement. See additional discussion regarding our proposed merger with Siara in Item 7 of this Form
10-K -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

INDUSTRY BACKGROUND

INCREASING DEMAND FOR BROADBAND ACCESS SERVICES

     In recent years, there has been a significant increase in demand by businesses and consumers for broadband, or high-speed, access to the Internet and to corporate networks. Increasing numbers of users are relying on networks based on Internet Protocol, the dominant software standard for the Internet, to access corporate intranets and the Web and to participate in network-dependent activities such as email, electronic commerce, telecommuting and on-line entertainment. Consumers are seeking low-cost, high-speed access to bandwidth-intensive Internet content and services such as highly graphical Web sites, audio, video and high-speed data. Businesses have even greater requirements for high-speed access in order to implement electronic commerce strategies or Web-based business models, and to provide employees and others with robust telecommuting capabilities. These applications often require the transmission of large, multimedia-intensive files, which is practical only with high-speed data access services.

EMERGING BROADBAND INTERNET ACCESS OPTIONS

     Carriers, cable operators and service providers are responding to this demand for high-speed access by providing inexpensive and comprehensive broadband services. These services deliver "always on" availability that eliminates the tedious dial-up process associated with analog modem technologies. Changes in telecommunications regulations have facilitated the development of broadband strategies by local access providers, using the following technologies:

     Digital Subscriber Line. The market for digital subscriber line services is expanding rapidly. Digital subscriber line operates over standard copper telephone wires, utilizing an extensive network infrastructure that can be upgraded for broadband services. Various implementations of digital subscriber line are being developed and deployed, including full-rate consumer oriented asymmetrical digital subscriber line and G.lite and business oriented symmetrical digital subscriber line. Digital subscriber line can also serve as an affordable replacement for dedicated lines used to deliver high-speed data services. Incumbent local exchange carriers, including Ameritech, Bell Atlantic, Bell South, GTE, Pacific Bell, SBC and US West, have deployed digital subscriber line services. Telecommunications regulatory reform has enabled the new competitive local exchange carriers and leading Internet exchange carriers, including Covad Communications, MCI Worldcom, NorthPoint Communications, Rhythms NetConnections, and Sprint, to provide digital subscriber line service over the same telephone infrastructure used by the local exchange carriers.

     Interactive Cable. High-speed interactive communication across the cable infrastructure is made possible by the combination of two-way cable, cable modems installed in the home and cable modem termination systems installed at major cable concentration points. Several companies are currently deploying broadband access services across two-way cable, including @Home and TimeWarner, through its Roadrunner service. With upgrades to two-way cable, cable operators are well positioned to deploy broadband access services.

     Wireless. As an alternative to wireline access, carriers and service providers are using wireless technologies to provide cost-effective broadband access. Many of these providers are in the early stages of using their licenses to deploy broadband wireless access services.

     Fiber-to-the-Curb. Fiber optic cable supports an alternative broadband access technology based on light and photonics that offers nearly unlimited bandwidth capacity. Where deployment costs are justified by service opportunity, fiber optic cable is being deployed in the "last mile" from the telephone central office to the subscriber. Recent fiber-to-the-curb initiatives have been pursued by several local exchange carriers.

OBSTACLES TO DEPLOYING BROADBAND ACCESS

     Regardless of the type of broadband access delivered, deployments of broadband services pose several major challenges associated with scaling and configuring existing architectures to accommodate large numbers of new high-speed subscribers. The traditional dial network model, relying on analog modems and standard telephone lines, is structured so that service providers can aggregate subscribers using remote access servers, located at the service providers' data centers. Although constrained by speed, this network model allows service providers not only to aggregate subscriber connections and pass the traffic to routers, but also to manage subscriber provisioning, authentication and accounting in the remote access server.

     With broadband access technologies, however, subscriber connections are first concentrated by the carriers and cable operators using technology-specific access concentrators such as digital subscriber line access multiplexers and cable modem termination systems. From there, high-speed data circuits are aggregated at a central facility by carriers, cable operators or other service providers who terminate subscriber connections and provide backbone connectivity to the Internet. These service providers therefore need to manage thousands of subscribers' connections and to route subscribers' data to and from the Internet. While service providers have been using traditional routers to provide both the circuit termination and Internet connectivity functions, routers were only designed to address the Internet connection task and are limited to managing several hundred subscribers, significantly less than the thousands of potential subscribers associated with a widely deployed service. In addition, unlike existing remote access servers used in the traditional analog modem dial network model, routers were not designed to provide broadband subscriber management functions such as provisioning, authentication and accounting.

     Broadband technologies pose additional challenges for service providers interested in offering more than one type of broadband service. Each broadband access technology uses different equipment at the service provider's facility. As a result, service providers offering multiple broadband services significantly increase their costs, as they must purchase different routers and deploy different operational models for each broadband service they choose to offer to their subscribers. The traditional broadband network model is depicted below:

                  SEPARATE NETWORKS FOR EACH ACCESS TECHNOLOGY

                                   [DIAGRAM]

     Another obstacle to deploying broadband services is the point-to-point, or dedicated, nature of broadband access technologies. Whether the access method is digital subscriber line, cable or wireless, each of these technologies provides a dedicated link from one starting point, such as a home or small office, to a single destination network, such as a service provider or a corporation. Thus, a telecommuter who purchases a digital subscriber line service for connecting to a corporate network is unable to use the same line to access directly a consumer service provider for personal Web surfing.

     There is a growing demand from carriers, cable operators and service providers to address these issues so that they are able to provide their customers with reliable, scalable, easy-to-use high-speed access on a cost-effective basis. Carriers, cable operators and service providers require highly scalable networks and the ability to manage and groom individual subscriber data streams into simplified Internet Protocol flows for routers connecting to the Internet backbone. Service providers must be able to rapidly and cost-effectively aggregate data streams from diverse broadband access technologies from different carriers and cable operators.

THE REDBACK SOLUTION

     Redback provides solutions that make it possible for carriers, cable operators and service providers to connect and manage large numbers of subscribers using high-speed access technologies such as digital subscriber line, cable and wireless. Our SMS 500, SMS 1000 and SMS 1800 let carriers, cable operators and service providers connect thousands of subscribers quickly and cost-effectively, as well as manage subscriber accounts and service profiles. Carriers, cable operators and service providers are able to deliver different kinds of high-speed access and a variety of service offerings with a single operational structure. Our SMS network model is described below:

               REDBACK SUPPORTS ALL MAJOR BROADBAND TECHNOLOGIES

                                   [DIAGRAM]

     Key benefits of our solution include the following:

     Enhances Broadband Operations. Our products bridge the operational gap between "last mile" access networks that serve businesses and homes and the routers connecting to the Internet backbone used by service providers. Our products accept a large concentration of high-speed data traffic from multiple access concentrators and translate it to an Internet Protocol data stream, relieving routers connecting to the Internet backbone of traffic translation and management responsibilities. In this process, our products manage individual subscriber connections and reduce the number of routers required for widespread deployment of broadband services.

     Supports All Major Access Technologies. Our products provide and support a consistent operational model across major access technologies including digital subscriber line, cable, wireless and dial, and can be deployed by all types of access providers, including incumbent and competitive local exchange carriers, cable operators and service providers. For example, a service provider, using the SMS, can offer digital subscriber line services today and later add or resell a cable or wireless service offering through the same SMS 500, SMS 1000 or SMS 1800. With our products, providers are able to utilize one product and one familiar operational model to deliver multiple broadband access technologies to serve thousands of subscribers.

     Facilitates Rapid and Scalable Deployment. Our products support service providers' existing accounting and management software systems. This enables service providers to quickly deploy new high-speed access services and thus gain a critical advantage in the highly competitive Internet access market. For example, our products have built-in support for the industry standard for accounting and security databases, as well as support for the major digital subscriber line protocols and implementations. To further facilitate rapid deployment, we designed our products to be interoperable with equipment from multiple vendors, for each integration into existing networks. Our products are compatible with existing routers and support high performance levels, thereby eliminating the need to purchase new routers. Once in place, the SMS 500, SMS 1000 and SMS 1800 architecture is inherently more scalable than a router-based architecture. The SMS 1000 and SMS 1800 currently support 8,000 simultaneous subscriber sessions, over fifteen times the number of subscribers supported by conventional routers.

     Provides Platform for the Delivery of Value-Added Services. Our SMS enables providers to create and market new service offerings that leverage basic broadband connectivity and capabilities. The multiple context functionality of our products lets service providers configure subscribers to access multiple services across a single physical link. For example, a telecommuter can access a corporate network from home while his or her family simultaneously accesses consumer Internet services through the same connection. Thus, a service provider previously generating a flat monthly access fee can offer value-added services and generate multiple revenue streams through "re-profiling". In addition, a wholesale provider of network services can partition high-speed transport services among multiple service providers or corporate customers through a single SMS 500, SMS 1000 or SMS 1800 with "re-selling". A large provider can use this capability to provide wholesale access to up to hundreds of smaller providers per SMS 1000 or SMS 1800 chassis -- a significant improvement for wholesale transactions.

     Simplifies End-User Administration and Support. Our approach allows easy configuration and administration of end-user broadband modems, reducing service providers' costs and enhancing their ability to rapidly deploy services to thousands of subscribers. For example, we utilize a standard networking protocol to provide individualized services for multiple users sharing a single connection, such as multiple PCs in a home or office. Our products also support a variety of means to manage users, resulting in reduced training and lower operational expenses.

STRATEGY

     Our objective is to be the leading provider of advanced networking systems that enable carriers, cable operators and service providers to rapidly deploy high-speed access to the Internet and corporate networks. Key elements of our strategy include the following:

     Extend Leadership in the Carrier and Service Provider Market. We are focused on delivering subscriber management solutions to carriers and service providers and have established early market leadership in the digital subscriber line market through account wins in several major networks. We currently have orders or installations at four of the five RBOCs, including SBC, Bell Atlantic, Bell South and Ameritech, as well as installations at other national and international carriers, including Bell Canada, GTE and Korea Telecom. Additionally, we have several leading service providers as customers, including UUNET, a subsidiary of MCI Worldcom, Earthlink, Concentric, Southwestern Bell Information Services and Pacific Bell Internet, subsidiaries of SBC, and @Work, a division of @Home. We plan to extend our market leadership position by continuing to invest in sales and marketing efforts that let us further penetrate existing accounts, develop early customer relationships and win new service provider accounts for all types of broadband access.

     Penetrate Cable and Wireless Broadband Markets. We intend to use our leadership position in digital subscriber line subscriber management to penetrate other critical broadband access markets, such as cable, wireless and fiber-to-the-curb. We plan to continue to enhance our solutions that support multiple broadband access technologies and to expand our sales and marketing efforts.

     Our solution has gained acceptance across multiple broadband access markets by offering service providers the ability to support multiple broadband access markets.

     Expand Global Distribution and Strengthen Relationships with Distribution Partners. We currently pursue a direct and indirect sales strategy to penetrate carrier, cable operator and service provider organizations in North America, focusing primarily on large Internet service providers, or ISPs, and incumbent and competitive local exchange carriers. We also target smaller service providers through resellers that participate in our authorized PowerPartners program. Resellers who participate in our PowerPartners program sell our products to their customers. We do not have formal partnership agreements with resellers who participate in our PowerPartners program. However, we offer participating resellers discounts, technical training materials, access to an exclusive web-site and exclusive marketing and sales materials.

     Since inception, a substantial majority of our revenues have been generated through direct sales. We have expanded our presence globally by increasing the scope and size of our sales force by adding dedicated sales resources in both Europe and Asia. To further support our global sales objectives, we have established relationships with companies such as Nokia, which are leading communications and networking companies with significant customer relationships in place. Although we do not have formal partnership agreements with these companies, which we refer to as distribution partners, they have enabled us to rapidly expand our global sales presence and to leverage their established relationships with major carriers and service providers. Unlike resellers who participate in our PowerPartners program that sell our product directly to their customers, our distribution partners integrate our products into their products and sell the integrated product to their customers.

     Leverage Leading Software Capabilities. We believe our products' operating system software differentiates our solution and gives us a competitive advantage in the marketplace. We intend to continue to enhance our wholesale, security, bandwidth management, subscriber accounting and billing, and network management capabilities with our highly experienced team of software engineers. We expect our current and future products will share a common software foundation and offer a consistent operational model.

     Enable New Consumer and Business Services. We believe our solution provides a highly flexible platform for the creation and delivery of new value-added services. We will continue to work directly with our customers to develop features and functionality that further enhance the ability of service providers to deliver profitable new broadband-based services. We believe this approach will increase the value we offer in both new and existing installations, as well as contribute to the continued business success of our customers. Examples of these new services include tiered "gold" or "platinum" high-availability services, virtual private networks and bundled teleworker services.

     Deliver Broad Product Family. Our flagship SMS 1000 and the next-generation SMS 1800 are targeted at carriers, cable operators and large service providers. We have expanded our product offering with the SMS 500, which is targeted at service provider facilities with fewer subscribers than those using the SMS 1000 or SMS 1800. Our strategy is to continue to leverage our products' operating system software across multiple access technologies and products. In so doing, we intend to address a range of functionality, density and application requirements of carriers, cable operators and small and large service providers.

CUSTOMERS

     The following is a list of companies that have purchased at least $200,000 worth of our products and services:

              SERVICE PROVIDERS                          CARRIERS                       RESELLERS
              -----------------                          --------                       ---------
Advanced Telecom Group                         Ameritech                      ComTrend
Concentric                                     AT&T Wireless                  ECI Telecom
Earthlink                                      Bell Atlantic                  Fujitsu
First World Communications                     Bell Canada                    GTI
Flashcom                                       Bell South                     Lucent
InterQuest Communications                      CHT                            NCA
JumpPoint Communications                       France Telecom                 Nokia
MindSpring Enterprises                         GTE                            Network Systems Integrators
Pacific Bell Internet, a subsidiary of SBC     Korea Telecom                  Plexus Technology
Primary Network Communications                 QWEST Communications           Solunet
PSI Net                                        SBC                            Starcom
Southwestern Bell Information                  Southern N.E. Telephone        Structured Communications
  Systems, a subsidiary of SBC                 Sprint                         Sumitomo Electronics
UUNET, a subsidiary of MCI Worldcom            Williams Communications
Verio
@Work, a division of @Home

     The following examples illustrate how organizations are using our products to deploy broadband service offerings.

NETWORK SERVICE PROVIDER

     One of the world's largest network service providers announced that it intended to roll out its digital subscriber line service in 1999. The rollout, which was one of the largest digital subscriber line deployments offered by any service provider to date, included two different categories of digital subscriber line services: (1) symmetrical digital subscriber line services designed to support business applications such as Web hosting, e-commerce and bulk file transfer; and (2) asymmetrical digital subscriber line services targeted at consumer applications such as Internet surfing, home shopping and interactive games. In order to offer a broad deployment on a rapid time schedule, the service provider required a solution that would enable it to quickly and easily scale to large proportions.

     The network service provider chose us to anchor its digital subscriber line service offering, and deployed the SMS 1000 as an edge device that performs all of the aggregation, management and conversion functions necessary to deliver router-ready Internet Protocol data streams to the backbone. The network service provider will aggregate as many as 8,000 subscribers per SMS 1000 over high-speed links issuing from various central office sources. The network service provider will be able to handle the extra volume of traffic resulting from high-speed digital subscriber line without adding any more router power to its backbone. Using the SMS 1000's powerful multiple context functionality, the network service provider will deliver wholesale digital subscriber line services.

INTERNET SERVICE PROVIDER

     One of the largest consumer ISPs was interested in adding broadband access to its portfolio of access services. The ISP was already a leader in traditional dial-up access with hundreds of thousands of subscribers, and was looking to add cable access and asymmetrical digital subscriber line access over various transfer modes. Specifically, the ISP received digital subscriber line capacity from strategic wholesale partners, and cable capacity through an affiliated cable operator. The ISP was facing the issue of how to cost-effectively aggregate subscriber traffic from these different access technologies while maintaining its existing, and highly successful, operational model.

     By using our SMS 1000 in its large subscriber aggregation points, the ISP was able to concentrate its different digital subscriber line and cable feeds using a single vendor's device. Additionally, because the SMS 1000 was fully integrated with the ISP's existing billing and authentication systems, the ISP was able to leverage and retain its many years of operating expertise and continue using its existing operational model with new broadband service offerings.

INCUMBENT LOCAL EXCHANGE CARRIER AFFILIATE

     An unregulated affiliate of an incumbent local exchange carrier had been operating trials of its digital subscriber line Internet access service in a limited number of communities and households for over a year and planned to announce a much broader service deployment and breakthrough pricing levels. The affiliate needed a highly scalable and production-proven solution to handle the massive demand it expected to receive for its services. It was looking for a solution that would improve upon the router-based architecture already in use in the service trials.

     The affiliate selected our SMS 1000 as the subscriber management platform to aggregate subscriber traffic in its service. Today, SMS 1000s are being deployed in the affiliate's digital subscriber line-enabled subscriber aggregation points to manage live traffic from thousands of subscribers, and the service deployment has been scaling rapidly.

SALES AND MARKETING

     We sell our products through a direct sales force, resellers, and distribution partners. Our direct sales force is located in North America and is focused on the largest service provider, cable operator and carrier opportunities. As of December 31, 1999, our direct sales force consisted of approximately 90 persons located in various cities throughout North America, Europe and Asia.

     We have a variety of marketing programs and initiatives to support the sale and distribution of our products. The audience for these activities includes our sales organization, distribution partners and authorized resellers, existing and prospective customers, and the trade press, analysts and others who are influential in the industry. Marketing activities include participation in technical conferences, preparation of sales tools, business cases, competitive analyses and other marketing collateral, sales training, publication of customer deployments, new product information and educational articles in industry journals, maintenance of our World Wide Web site and direct marketing to prospective customers. We also participate in leading industry tradeshows, such as Networld + InterOp in Las Vegas, where we received an award for Best of Show in May 1998 in the Wide Area Network, or WAN, and remote access devices category. We were also awarded Telecommunications Magazine's "Hot Start-up" award for 1999.

PRODUCTS AND TECHNOLOGY

     Our SMS enables broadband service providers to deliver high-speed Internet access and services by bridging the operational gap between high-speed access equipment in the telco central office or cable/wireless concentration point and network service provider routers connecting to the Internet backbone. Whether deployed at subscriber aggregation points by telecommunications carriers, by cable operators or by service providers, the SMS 500, SMS 1000 and SMS 1800 accept a large concentration of high-speed data traffic from such devices as digital subscriber line concentrators, cable modem termination systems, and wireless termination systems. The SMS 500, SMS 1000 and SMS 1800 apply scalable user configuration and management to the data streams, and then perform all of the translations necessary to convert the traffic to Internet Protocol, relieving the service provider backbone routers of frame translations that can cause congestion on high-volume networks.

DESCRIPTION OF THE SMS PRODUCT FAMILY

     We currently offer three products: (1) the SMS 500; (2) the SMS 1000; and
(3) the SMS 1800.

     SMS 500. Targeted initially for service provider facilities with fewer subscribers than those using the SMS 1000, we released the SMS 500 for general availability in March 1999. The SMS 500 is a smaller chassis with two modular interface slots and supports up to 2,000 simultaneous subscribers. The SMS 500 supports ATM, Frame Relay and 10/100 megabit Ethernet, as well as T-1 connections.

     SMS 1000. We began shipping the flagship SMS 1000 in December 1997. UUNET, a subsidiary of MCI Worldcom, SBC, Southwestern Bell Information Systems and Pacific Bell Internet, subsidiaries of SBC and GTE have been, since inception, our largest customers in terms of revenues. Other representative customers include Ameritech, Bell Canada, Bell South, Concentric, Earthlink, Flashcom, Korea Telecom, Verio and @Work, a division of @Home. They are representative in terms of, among other things, the type of provider, the mixture of broadband services offered and the mixture of regional versus national deployment. Each SMS 1000 today can support up to 8,000 simultaneous subscribers and is targeted at major ISPs, incumbent and competitive local exchange carriers and cable operators. The chassis consists of six modular interface slots, which can be populated with modules supporting DS-3 and OC-3 ATM, DS-3 Frame Relay, 10/100 megabit Ethernet and other transmission protocols. The product also has E1 and E3 modules for Europe and Asia.

     SMS 1800. We began shipping the SMS 1800 in October 1999. The SMS 1800 is the next-generation version of the SMS 1000 and its target market is the same as that of the SMS 1000. To date, the revenues generated from the SMS 1800 have not been significant.

SMS OPERATING SYSTEM SOFTWARE

     Our operating system software is an advanced operating system developed to optimize the subscriber management and routing functions in our products. Our operating system software operates on the SMS 500, SMS 1000 and SMS 1800, and was developed specifically to support the aggregation of large numbers of subscriber circuits. It supports a large variety of network protocols in use in the industry today, and provides sophisticated traffic management features.

     In addition, our operating system software supports the routing and bridging of Internet Protocol packets and is capable of running dynamic routing protocols. Our operating system software supports the unique capability to dynamically bind subscriber sessions to services. This capability enables dynamic service selection to be deployed by carriers and service providers alike. Our operating system software also supports the Layer 2 Tunneling Protocol, or L2TP, which is critical to the deployment of virtual private networks by service providers. We are a co-author of the PPP-over-Ethernet specification, a protocol that greatly simplifies broadband access and service provider selection, and the functionality in our operating system software is a leading implementation of this protocol. Another distinguishing feature of our operating system software is its support for multiple contexts, which allows a service provider to partition a single SMS unit into as many as twenty multiple virtual logical devices.

     Some of the key functions that our operating system software supports include:

     Traffic Management Features. Traffic management features, including policing and rate limiting, support the creation of different service classes and provide service providers with predictable traffic behavior for better management of their networks.

     Routing Protocol Support. Our operating system software includes support for various popular routing protocols. In addition, we will continue to leverage and expand the routing protocol support that our product line offers.

     Layer 2 Tunneling Protocol (L2TP). We support Layer 2 Tunneling Protocol, or L2TP, the standard method of building a virtual private network that allows fixed and mobile users, including telecommuters, to simulate a private network using a shared infrastructure, such as the Internet. Virtual private networks also allow mobile users to make secure connections to their corporate intranets or extranets over the public Internet.

     Web-based Management. The Web-based management capabilities in our operating system software allow service providers to streamline operations and simplify troubleshooting through a common, easy-to-use browser interface.

     Bulk Statistics. The bulk statistics capabilities in our operating system software allow service providers access to information that enables them to provide efficient storage and transfer of high volume accounting data.

RESEARCH AND DEVELOPMENT

     We have assembled a team of highly experienced networking engineers with experience at leading communications companies. Our engineering expertise includes routers and routing protocols, access products, ATM/Frame Relay switching, wide area network interfaces and network management. As of December 31, 1999, we employed approximately 100 engineers, with plans to continue expanding all functional areas of the engineering organization. During 1999 and 1998, we spent $21.1 million and $5.7 million, respectively, on research and development.

     Our research and development process is driven by market demand. Product development begins with a comprehensive functional product specification based on input from the product management and sales organizations. In addition, we value feedback from customers and have incorporated a significant amount of customer-requested functionality to date. We are also active in industry bodies and standards committees and utilize information from these organizations in the product development process.

     We are focusing development efforts on, among other things, supporting carrier services and additional industry standards, expanding the capacity of existing products and extending network management capabilities. In addition, we are committed to extending the functionality of our operating system software to enable additional competitive advantage for our customers.

CUSTOMER SERVICE AND SUPPORT

     Our customer service and support organization installs and maintains products sold worldwide by our direct sales force, as well as products sold by our authorized resellers and partners. Generally, our distribution partners and authorized resellers provide installation and first-level, or preliminary, support to their customers, while we provide backup support. Our technical assistance center employs systems engineers who work closely with our direct sales personnel, partners and resellers to assist end users with post-sales support issues. We have retained field systems engineers to provide pre-sales support and installation services for direct sales customers.

MANUFACTURING

     Our manufacturing operations consist primarily of prototype development, materials planning and procurement, final assembly, testing and quality control. We use several independent suppliers to provide printed circuit boards, chassis and subassemblies. In addition, we use a combination of standard parts and components obtained through Wyle Electronics, located in Santa Clara, California. Several key components are purchased from sole or limited sources of supply. See "Risk Factors -- Some of the key components in Redback's products come from single or limited sources of supply."

     We subcontract substantially all of our manufacturing to Electromax, located in San Jose, California. We have developed our own products and specify to Electromax the exact parts necessary to build these products. We or an outside contractor then order and assemble these parts into subassemblies and components and provide these subassemblies and components to Electromax. Electromax then provides the labor to assemble, test and ship our products, pursuant to the exact specifications provided to them by us. While Electromax is currently the sole manufacturer of our products, we are not entirely dependent on Electromax to manufacture our products. We have relationships with two other third-party manufacturers, one of which currently builds our prototypes and both of which have the capacity necessary to assemble, test and ship our products. Because we maintain an inventory of parts sufficient to enable us to continue manufacturing our products for at least two months, we would be able to supply another of our third-party manufacturers with parts to commence the assembly, testing and shipping of our products within a couple of weeks of the loss of any of our third-party manufacturers. However, the loss of any of our third-party manufacturers would prevent us from meeting our scheduled product deliveries to our customers and would materially and adversely affect our business, results of operations and financial condition. See "Risk
Factors -- Redback's operating results are likely to fluctuate significantly," and "-- Redback is dependent on a single contract manufacturer."

COMPETITION

     The broadband access markets we are targeting, including digital subscriber line, cable and wireless, are new and rapidly evolving and we expect these markets to become highly competitive in the future. In addition, we expect that new competitors will emerge as the market for broadband access itself evolves due to technological innovation and regulatory changes. We encounter current or potential competition from public and private companies providing routers connecting to the Internet backbone, access concentrators and subscriber aggregation systems.

     Cisco, the leading provider of routers connecting to the Internet backbone, offers products that compete directly with our products, and also provides a comprehensive range of broadband access systems. We expect companies that offer access concentrators and routers to incorporate some subscriber management functionality into their products. These companies include Nortel Networks which recently agreed to acquire Shasta, a private company providing subscriber management services, and Ascend, which has announced its pending acquisition by Lucent. In addition, there are private companies that provide subscriber management features in access concentrators or routing platforms.

     Some of our current and potential competitors, including Cisco, Alcatel, Nortel Networks/Shasta and Lucent/Ascend are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, competitors with large market capitalizations or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. Any of these acquisitions could give the acquiring competitor a strategic advantage that would materially adversely affect our business, results of operations and financial condition.

     Many of our competitors have significantly more established customer support and professional services organizations than we do. In addition, many of our competitors have more extensive customer bases and broader customer relationships than us, including relationships with many of our current and potential customers. Moreover, these competitors often have broader product offerings than we do. These companies can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. As a result, we may not be able to maintain a competitive position against current or future competitors. Our failure to maintain and enhance our competitive position within the market could seriously harm our business, results of operations and financial condition.

PATENTS AND PROPRIETARY RIGHTS

     Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. These legal protections afford only limited protection for our technology. We have one patent application pending in the United States and we have no foreign patents or patent applications. Our pending patent application may not result in the issuance of any patents. If any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our units, and we expect to continue to enter into such agreements for future products. Our licenses may result in royalty payments to third parties, the cross-license of technology by us or payment of other consideration. If our arrangements are not concluded on commercially reasonable terms, our business, financial condition or results of operations could be materially adversely affected.

                                  RISK FACTORS

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Form 10-K.

RISKS RELATED TO REDBACK'S BUSINESS

REDBACK'S BUSINESS IS DIFFICULT TO EVALUATE BECAUSE REDBACK HAS A LIMITED OPERATING HISTORY

     Redback was founded in August 1996 and only began shipping products in material quantities in the second quarter of 1998. You should consider the risks and difficulties frequently encountered by companies like us in a new and rapidly evolving market. From February 28, 1998 to December 31, 1999, we have experienced significant growth -- from 39 employees to 274 employees. Our ability to sell products and services, and the level of success, if any, we achieve, depends, among other things, on the level of demand for broadband access services, which is a new and rapidly evolving market. See "Risk
Factors -- Redback is dependent on the widespread adoption of broadband access services." Our business strategy may be unsuccessful and we may not successfully address the risks we face.

REDBACK HAS A HISTORY OF LOSSES AND EXPECTS TO INCUR FUTURE LOSSES

     We incurred net losses of $7.9 million for the year ended December 31, 1999, $9.9 million for the year ended December 31, 1998 and $4.4 million for the year ended December 31, 1997. As of December 31, 1999, we had an accumulated deficit of approximately $22.3 million. We have not had a history of profitability and may incur net losses in the future.

     To date, we have funded our operations from both private and public sales of equity securities, from bank borrowings and by means of equipment lease financing. We expect to continue to incur significant product development, sales and marketing, and general and administrative expense. As a result, we must generate significant revenues to achieve profitability. We may not sustain recent growth rates in our revenues, and we may never achieve sufficient revenue levels to achieve profitability. If we do achieve profitability in some future period, we cannot be certain that we would sustain profitability on a quarterly or annual basis in the future.

REDBACK'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY

     Factors likely to cause quarterly fluctuations in Redback's revenues and operating results include:

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

REDBACK'S LENGTHY AND VARIABLE SALES CYCLE MAKES IT DIFFICULT FOR REDBACK TO PREDICT IF OR WHEN A SALE WILL BE MADE

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

IN ANY QUARTER, A SMALL NUMBER OF CUSTOMERS ARE LIKELY TO ACCOUNT FOR A SUBSTANTIAL MAJORITY OF REDBACK'S REVENUE

     In each of the last eight quarters in the period ended December 31, 1999, we had at least one customer that accounted for 15% or more of our total revenue in the quarter. In the fourth quarter of 1999, Bell Atlantic accounted for 17% of our total revenue and GTE accounted for 12% of our total revenue. We anticipate that a small number of customers with large orders will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. If our customers alter their purchasing habits or reevaluate their need for our products, or if we fail to receive a large order in any future period, our business, results of operations and financial condition would be materially adversely affected.

REDBACK IS ENTIRELY DEPENDENT ON THE SMS PRODUCT FAMILY

     The SMS 1000, SMS 500 and SMS 1800 are the only products that we currently sell. We intend to introduce new products and enhancements to existing products in the future. Our inability to timely and successfully introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could materially adversely affect our business, results of operations and financial condition.

THERE IS A LIMITED NUMBER OF POTENTIAL CUSTOMERS FOR REDBACK'S SMS 1000 AND SMS 1800

     To date, substantially all of our revenues have been derived from sales and service related to the SMS 1000 product. The SMS 1000 and SMS 1800 and any other new high-end product that we may develop and introduce in the future are marketed primarily to large customers. There are only a limited number of large existing and potential customers and this number is not expected to increase significantly in the future.

REDBACK'S PRODUCTS MUST ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS AND DEMANDS

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

REDBACK NEEDS TO GAIN ACCEPTANCE IN OTHER BROADBAND ACCESS MARKETS

     To date, we have derived substantially all of our revenues from sales of the SMS 1000 for use in the digital subscriber line market for broadband access. We intend to expend a substantial amount of time and resources to achieve market acceptance of our products in other markets, including the cable and wireless markets. We may be unable to simultaneously or effectively address evolving demands in these markets, and customers in these markets may choose to implement competing technologies or products. In addition, if our competitors gain market acceptance in these markets first, it will be difficult, if not impossible, for us to gain subsequent market acceptance in these markets. If we are unable to achieve acceptance of our products in these markets, our ability to generate revenues will be limited, and our business, results of operations and financial condition would be materially adversely affected.

REDBACK EXPECTS INCREASED COMPETITION

     We may be unable to compete successfully with current or future competitors. If we do not compete successfully against current or future competitors, our business, results of operations and financial condition will be materially adversely affected. Currently, competition in our market is intense. The broadband access markets we are targeting, including digital subscriber line, cable and wireless, are new and rapidly evolving and we expect these markets to become highly competitive in the future. In addition, we expect new competitors to emerge in the broadband access market as that market evolves due to technological innovation and regulatory changes. We face actual and potential competition from public and private companies providing routers connecting to the Internet backbone, access concentrators and subscriber aggregation systems. For instance, Cisco, the leading provider of routers connecting to the Internet backbone, offers products that compete directly with our products, and also provides a comprehensive range of broadband access systems.

     We expect companies that offer access concentrators and routers to incorporate some subscriber management functionality into their products. These companies include Nortel Networks, which acquired Shasta Networks, a private company providing subscriber management services, and Ascend, which was acquired by Lucent. In addition, there are several other private companies that provide subscriber management features in access concentrators or routing platforms.

     Many of our principal competitors, including Cisco, Alcatel, Nortel Networks/Shasta Networks and Lucent/Ascend, and some companies that may compete with us in the future, are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage that would materially adversely affect our business, results of operations and financial condition.

     Many of our competitors have significantly more established customer support and professional services organizations than we do. In addition, many of our competitors have much greater name recognition and have a more extensive customer base, broader customer relationships and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We have encountered, and expect to continue to encounter, potential customers that, due to existing relationships with our competitors, are committed to the product offerings of these competitors. As a result, these potential customers may not consider purchasing our products. We expect to face competition in the following areas:

     - product pricing;

     - breadth of product lines;

     - sales and distribution capabilities;

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

REDBACK IS DEPENDENT ON A SINGLE CONTRACT MANUFACTURER

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

SOME OF THE KEY COMPONENTS IN REDBACK'S PRODUCTS COME FROM SINGLE OR LIMITED SOURCES OF SUPPLY

     We currently purchase several key components used in the manufacture of our SMS 500, SMS 1000 and SMS 1800 products from single or limited sources of supply. These manufacturers include Altera, Brooktree, Connector Technologies, Foresight, Intel, Level One, Powerspec, Siemens and Ziatech. We have no guaranteed supply arrangement with these suppliers, and we or our manufacturers may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our business, results of operations and financial condition. In addition, qualifying additional suppliers is time-consuming and expensive.

REDBACK MAY BE UNABLE TO MATCH PRODUCTION WITH PRODUCT DEMAND

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

REDBACK MAY BE UNABLE TO PROPERLY MANAGE GROWTH

     We have expanded our operations rapidly since our inception. The number of our employees increased from 39 on February 28, 1998 to 274 on December 31, 1999. We intend to continue to expand in order to pursue existing and potential market opportunities and are in the process of hiring additional engineering and sales personnel. Our ability to continue to attract and retain highly skilled personnel is a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may fail to attract, assimilate or retain qualified personnel to fulfill our current or future needs. If we so fail, our business, results of operations and financial condition could be materially adversely affected. Our planned rapid growth places a significant demand on management and financial and operational resources. In order to grow and achieve future success, we must:

     - retain existing personnel;

     - hire, train, manage and retain additional qualified personnel; and

     - effectively manage multiple relationships with our customers, suppliers and other third parties.

REDBACK'S PLANNED EXPANSION TO INTERNATIONAL MARKETS WILL INVOLVE NEW RISKS

     In 1999, we derived approximately 7% of our revenues from sales to customers outside of the United States. In 1998, we derived approximately 15% of our revenues from sales to customers outside of the United States. Our ability to achieve future success will depend in part on the expansion of our international sales and operations. International operations are generally subject to a number of risks, including:

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

UNDETECTED SOFTWARE OR HARDWARE ERRORS COULD HAVE A MATERIAL ADVERSE EFFECT ON REDBACK

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

     Our customers use our products to provide broadband access to their customers. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could damage market acceptance for our products. Our customers could seek damages for losses from us, which, if they were successful, could have a material adverse effect on our business, results of operations and financial condition. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly.

REDBACK MAY BE UNABLE TO PROTECT ITS PROPRIETARY TECHNOLOGY

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

REDBACK MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

     At December 31, 1999, we had approximately $57 million in cash, cash equivalents and short-term investments. However, in connection with our proposed merger, we have provided Siara with a $25 million bridge loan that will utilize some of our working capital. As of the date of this report, Siara has drawn down $13 million of this loan. See additional discussion regarding our proposed merger with Siara in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The development and marketing of new products and the expansion of reseller channels and associated support personnel will require a significant commitment of resources. Furthermore, if the market for broadband access develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. In addition, if the merger is not completed, Redback may be required to pay a substantial termination fee to Siara.

     As a result, Redback could be required to raise substantial additional capital. Additional capital may not be available to Redback at all, or, if available, may be available only on unfavorable terms. Any inability to raise additional capital when Redback requires it would materially adversely affect Redback's business, results of operations and financial condition.

REDBACK IS DEPENDENT ON THE WIDESPREAD ADOPTION OF BROADBAND ACCESS SERVICES

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

REDBACK'S BUSINESS MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION OF THE COMMUNICATIONS INDUSTRY

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

REDBACK'S STOCK PRICE MAY BE VOLATILE

     The market for technology stocks has been extremely volatile. The following factors could cause volatility in the market price of our common stock:

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

REDBACK'S BUSINESS MAY BE ADVERSELY AFFECTED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY

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

RISKS RELATED TO THE PROPOSED MERGER WITH SIARA

IF REDBACK AND SIARA DO NOT INTEGRATE THEIR TECHNOLOGIES AND OPERATIONS QUICKLY AND EFFECTIVELY, SOME OR ALL OF THE POTENTIAL BENEFITS OF THE MERGER MAY NOT OCCUR

     In order to achieve the benefits of the merger, Redback must successfully combine its business with Siara's business. If Redback and Siara do not integrate their operations and technologies smoothly, serious harm to the combined company's business, financial condition and prospects may result. Integrating the two businesses will entail significant diversion of management's time and attention. We may not be able to integrate our technologies and operations quickly and smoothly. In order to obtain the benefits of the merger, the companies must make Siara's technology, products and services operate together with Redback's technologies, products and services. This integration may require the partial or wholesale conversion or redesign of some or all of the technologies, products and services of either Redback or Siara. In addition, Redback may be required to spend additional time or money on integration that would otherwise be spent on developing its business and services or other matters.

IF SIARA EMPLOYEES LEAVE AS A RESULT OF THE MERGER OR IF THE COMBINED COMPANY CANNOT ATTRACT AND RETAIN QUALIFIED PERSONNEL, THE COMBINED COMPANY'S BUSINESS WOULD BE HARMED

     The success of the combined company after the merger depends in part on the continued service of key groups of Siara personnel. Despite Redback's efforts to hire and retain quality employees, Redback might lose some of Siara's key employees following the merger. Although similar, Redback and Siara have different corporate cultures and Siara employees may be unwilling to work for a larger company. Competitors may also recruit Siara employees prior to the merger and during integration, as is common in high technology mergers. In addition, many Siara employees will acquire significant amounts of Redback common stock or vested stock options in the merger, which could provide them with substantial amounts of cash. As a result, employees of Siara or the combined company could leave with little or no prior notice.

     Similarly, the future performance of the combined company depends on its continuing ability to attract and retain highly qualified technical and managerial personnel following the merger. Competition for qualified management, engineering, technical, sales and marketing employees is intense. Therefore, Redback and Siara cannot assure you that the combined company will be able to attract, retain and integrate employees to develop and use the Siara technology following the merger.

REDBACK AND SIARA WILL INCUR SUBSTANTIAL COSTS ASSOCIATED WITH THE MERGER

     The merger will result in total external transaction costs of approximately $20 million to Redback and $2 million to Siara. The aggregate costs of this transaction consist of fees to investment bankers of approximately $17 million, fees for attorneys, accountants and printing of approximately $4 million, and filing fees of approximately $1 million. These are estimates and the actual transaction costs may be much larger. In addition to these transaction costs, Redback and Siara expect that, following the merger, the combined company will incur additional significant costs associated with integrating the two companies. At this time, the additional costs are not reasonably estimable. In addition, if the merger is not consummated, Redback and Siara will have incurred significant costs for which they will have received no benefits.

THE MERGER COULD HARM KEY THIRD PARTY RELATIONSHIPS

     The present and potential relationships of Redback and Siara with customers and other third parties with whom we have relationships may be harmed by the proposed merger. Uncertainties following the merger may cause these parties to delay purchasing and other decisions regarding these relationships. Any changes in these relationships could harm Redback's business.

THE ACCOUNTING TREATMENT OF THE MERGER WILL RESULT IN SIGNIFICANT CHARGES TO REDBACK'S OPERATIONS.

     We intend to account for the merger as a purchase for financial reporting and accounting purposes, under generally accepted accounting principles. After the completion of the merger, the results of operations of Siara will be included in the consolidated financial statements of Redback. The purchase price will be allocated to Siara's assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. Any excess of cost over the fair value of the net tangible assets of Siara acquired will be recorded as goodwill and other intangible assets and will be amortized by charges to operations under generally accepted accounting principles. We anticipate this amount of goodwill and other intangible assets to be significant and it will therefore have a significant negative impact on our operating results which could cause Redback's stock price to decline.

REDBACK MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

     The development and marketing of new products, particularly Siara's products, which are not yet complete, will require a significant commitment of resources. Likewise, the expansion of Redback's operations and reseller channels as a result of the merger will require significant resources.

     As a result, Redback could be required to raise substantial additional capital. Additional capital may not be available to Redback at all, or, if available, may be available only on unfavorable terms. Any inability to raise additional capital when Redback requires may significantly harm its business, results of operations and financial condition.

SIARA STOCKHOLDERS MAY EXERCISE DISSENTERS RIGHTS

     Under state laws regarding dissenting stockholders' appraisal rights, holders of Siara common stock and preferred stock who do not vote in favor of the merger may be entitled to exercise dissenting stockholders' appraisal rights. It is a condition to complete the merger that holders of less than 5% of the outstanding shares of Siara capital stock shall have exercised or have the right to exercise their statutory dissenters rights. However, if the merger occurs, then Siara stockholders who do not vote their Siara shares in favor of the merger may become entitled to be paid cash for their Siara shares instead of receiving Redback common stock in the merger. The amount of cash that could be paid to such dissenting Siara stockholders could be significant, and payment of these amounts could have a material adverse effect on the combined company's financial position. The payment to dissenting stockholders may require Redback to raise additional capital, which may not be available.

ITEM 2. PROPERTIES

     As of December 31, 1999, Redback's principal administrative, sales, marketing and research and development facilities occupied approximately 50,000 square feet in total in Sunnyvale, California pursuant to leases that expire in March 2000 and November 2000. In October 1999, we signed a lease agreement for a total of 196,000 square feet in San Jose, California to replace the existing locations as their lease terms expire. We will move our research and development operations into the first 97,000 square foot building in March of 2000. During the first quarter of 2001, the administrative, sales and marketing operations will move into the second building occupying 99,000 square feet. Additionally, we have an option on a third building that is 76,000 square feet. We will continue to monitor our space requirements and will exercise our option should the space become necessary. We have sales offices throughout the United States, including regional sales offices in California, Colorado, Virginia and Washington as well as international offices in Rotterdam, Holland and Singapore. We believe that our existing facilities and facilities for which we have committed, are adequate.

ITEM 3. LEGAL PROCEEDINGS

     Redback is not aware of any pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, results of operations or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Redback common stock is traded on the Nasdaq National Market under the symbol "RBAK." Redback began trading on Nasdaq on May 18, 1999, the date of its initial public offering. The following table sets forth the range of high and low closing sales prices, as restated to give effect to the 2-for-1 stock split effected in August 1999, reported on the Nasdaq National Market for Redback common stock for the periods indicated.

                                                               HIGH        LOW
                                                              -------    -------
Fiscal 1999
  Second Quarter (from May 18, 1999)........................  $ 62.78    $ 33.78
  Third Quarter.............................................   135.88      58.00
  Fourth Quarter............................................   181.63     108.00
Fiscal 2000
  First Quarter (through February 10, 2000, the latest
     practicable trading date)..............................   223.00     162.00

     As of January 28, 2000, there were in excess of 22,000 beneficial owners and approximately 500 holders of record of Redback common stock.

DIVIDEND INFORMATION

     Redback has never paid any cash dividends on its stock, and anticipates that for the foreseeable future Redback will continue to retain any earnings for use in the operation of Redback's business.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Redback's financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. All share and per share information for all periods have been retroactively restated to reflect the 2-for-1 stock split effected in August 1999.

                                                                                                   PERIOD
                                                                                                    FROM
                                                                                                 AUGUST 30,
                                                                                                    1996
                                                                                                (INCEPTION)
                                                            YEAR ENDED DECEMBER 31,               THROUGH
                                                   -----------------------------------------    DECEMBER 31,
                                                      1999           1998           1997            1996
                                                   -----------    -----------    -----------    ------------
                                                              (IN)THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
STATEMENT OF OPERATIONS DATA:
Net revenues.....................................  $    64,274    $     9,206    $        48     $       --
Cost of revenues.................................       18,665          3,603             29             --
                                                   -----------    -----------    -----------     ----------
Gross profit.....................................       45,609          5,603             19             --
                                                   -----------    -----------    -----------     ----------
Operating expenses:
  Research and development.......................       21,125          5,727          3,249            124
  Selling, general and administrative............       30,208          8,875          1,317             19
  Amortization of deferred stock compensation....        4,033            880             --             --
                                                   -----------    -----------    -----------     ----------
         Total operating expenses................       55,366         15,482          4,566            143
                                                   -----------    -----------    -----------     ----------
Loss from operations.............................       (9,757)        (9,879)        (4,547)          (143)
Other income (expense), net......................        1,838              3            136              1
                                                   -----------    -----------    -----------     ----------
Net loss.........................................  $    (7,919)   $    (9,876)   $    (4,411)    $     (142)
                                                   ===========    ===========    ===========     ==========
Basic and diluted net loss per share.............  $     (0.30)   $     (1.78)   $     (2.05)    $     (.11)
                                                   ===========    ===========    ===========     ==========
Shares used in computing net loss per share......   26,694,000      5,538,000      2,152,000      1,316,000
                                                   ===========    ===========    ===========     ==========
Pro forma net loss per share(1):
  Basic and diluted net loss per share...........  $      (.23)
                                                   ===========
  Shares used in computing net loss per share....   34,564,000
                                                   ===========

                                                                            DECEMBER 31,
                                                            --------------------------------------------
                                                              1999        1998          1997       1996
                                                            --------    ---------      -------    ------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.........  $ 56,960    $   8,189      $ 6,223    $  119
Working capital...........................................    49,798        4,461        5,630        12
Total assets..............................................    94,830       14,682        7,849       216
Long-term obligations, less current portion...............     1,012        1,275          827        --
Accumulated deficit.......................................   (22,348)     (14,429)      (4,553)     (142)
Total stockholders' equity................................    65,893        6,254        6,081        83

-------------------------

(1) Pro forma basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and also gives effect to the conversion of Redback's preferred stock which converted to common stock upon the closing of Redback's initial public offering as if the conversion occurred as of the beginning of the period or the date of issuance, if later.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend" or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

     Redback provides advanced networking systems that enable carriers, cable operators and service providers to rapidly deploy high-speed broadband access technologies such as digital subscriber line, cable and wireless. We sell our products to a number of different types of carriers, including incumbent local exchange carriers, competitive local exchange carriers, cable operators and service providers. Our products are sold through a direct sales force, resellers and distribution partners.

     We recognize revenues, net of allowances, when we ship products to our customers, provided no significant outstanding vendor obligations remain and collection is considered probable. We recognize support revenue ratably over the support period and service revenues as services are performed. Currently, all of our product sales and service arrangements provide for pricing and payment in U.S. dollars. Since we have no other products, our business, financial condition and results of operations are dependent on sales of our SMS 1800, SMS 1000 and SMS 500 products in the broadband market.

     From inception through December 1997, our operating activities consisted primarily of research and development activities and building our management team. We shipped our first products in December 1997, but did not begin shipping our products in material quantities until the second quarter of 1998. To date, we have derived substantially all of our revenues from sales of our flagship product, the SMS 1000, in the digital subscriber line market. Our success will depend on our ability to sell products not only in the digital subscriber line market, but also in other markets, including the cable and wireless markets. We released the SMS 500 in early March 1999. The SMS 500 is targeted at service provider facilities supporting a smaller number of subscribers than facilities using the SMS 1000. In October 1999 we released the SMS 1800 as the next-generation version of the SMS 1000. We cannot be certain that the SMS 1800, the SMS 1000, the SMS 500 or any future products will achieve widespread market acceptance.

     To date, a significant portion of our revenues has resulted from a small number of relatively large orders. Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. As a result, we may commit resources to the production of products without having received advance purchase commitments from customers. If we are unable to sell products to which we have devoted significant resources or if orders for our products are cancelled or delayed, our inventory levels could become excessive. Any subsequent write-off of inventory could have a material adverse effect on our business, results of operations and financial condition.

     We anticipate that our operating results for any given period will continue to be dependent to a significant extent on large purchase orders, which can be delayed or cancelled by our customers without penalty. In addition, we anticipate that our operating results for a given period will continue to be dependent on a small number of customers. Direct and indirect sales to Bell Atlantic and GTE accounted for 17% and 12% of our total revenues for the quarter ended December 31, 1999 and sales to Bell Atlantic and Southwestern Bell Information Systems, a division of SBC, accounted for 24% and 11%, respectively, of our total revenue for the twelve months ended December 31, 1999. If we fail to receive a significant purchase order that we expected for a given quarter, our revenues for that quarter, or following quarters, will be adversely affected. This could adversely affect our business, results of operations and financial condition. Furthermore, if any of our customers experience financial difficulties, our sales to these customers may be reduced and we may have difficulty in collecting accounts receivable from these customers. Any delay in large customer orders or customer financial difficulties could have a material adverse effect on our business, results of operations and financial condition.

     We currently use Electromax to assemble our products. We also rely on single or limited source suppliers to manufacture key components of our products. A significant portion of our cost of revenues is related to these outsourcing arrangements. These relationships are subject to a variety of risks.

     Currently, competition in our market is intense. We continue to add features to our products based on the needs of our customers. This has resulted in increased research and development expenses and may result in reduced operating margins on our products and a longer sales cycle. We expect competition to increase in the future. This competition may also result in price reductions and loss of market share. We expect that product life cycles will remain relatively short and that the average selling price and gross margins for our products will decline as each product matures. Accordingly, we must introduce new products on a timely basis with improved performance characteristics. Further, we must reduce production costs and sell sufficient volumes in order to maintain gross margins. If we fail to reduce our production costs or achieve volume shipment requirements, our product margins will decline rapidly. Any of the above events could have a material adverse effect on our business, results of operations and financial condition.

     In 1998 and 1999, we recorded approximately $5.6 million and $2.6 million, respectively, in deferred stock compensation for grants of stock and stock options during 1998 and 1999 at prices subsequently deemed to be below fair market value on the date of grant. Options granted are typically subject to a four year vesting period. Stock grants are generally subject to our right to repurchase the stock, which lapses over a four year period. We are amortizing the deferred stock compensation over the vesting periods of the applicable options and the repurchase periods for the restricted stock. We amortized approximately $880,000 and $4.0 million of deferred stock compensation in 1998 and 1999, respectively, leaving approximately $3.3 million to be amortized over the remaining vesting periods. This deferred stock compensation will be recorded in the following periods:

     - $1.9 million in the year ending December 31, 2000;

     - $1.0 million in the year ending December 31, 2001; and

     - $.4 million in the year ending December 31, 2002.

     The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     On November 28, 1999, Redback entered into an agreement to merge with Siara in a transaction to be accounted for as a purchase. Siara stockholders, optionholders and warrantholders will receive an aggregate total of 31,341,986 shares of Redback common stock and shares subject to options or warrants, as applicable, in the merger. The aggregate purchase price of the Siara acquisition is estimated to be approximately $4.5 billion based on the average closing price of Redback's stock for the five day period including the date of the announcement of the signing of the merger agreement. Redback estimates that the acquisition will result in goodwill of approximately $4.4 billion, which will be amortized over four years, other intangible assets, which will be amortized over periods ranging from two to four years, and in-process research and development, which will be charged to operations at the closing of the merger. These estimates are preliminary and may change based upon the fair values of the acquired assets and assumed liabilities as of the closing date and the finalization of a valuation report.

     Redback also entered into a loan agreement to provide financing of up to $25 million to Siara. The loan balance totaled $4 million at December 31, 1999 ($13 million at February 10, 2000), accrues interest at the prime rate (8.5% at December 31, 1999), matures six months after a termination of the merger agreement, and is convertible into shares of Siara common stock at Siara's option.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Revenues. Our net revenues increased to $64.3 million in 1999 from $9.2 million in 1998. The increase in net revenues in 1999 was primarily a result of increased unit sales of the SMS 1000 and, to a lesser extent, sales of the new SMS 500. The increase in SMS 1000 sales was attributable to increased marketplace acceptance of the product and resulting deployment of our products by our carriers and service provider customers as well as higher average selling prices due to changes in product configurations.

     Cost of Revenues; Gross Margin. Our cost of revenues increased to $18.7 million in 1999 from $3.6 million in 1998 as a result of increased sales of the SMS 1000 and SMS 500 products. Gross margin, expressed as a percentage of net revenue, increased to 71% in 1999 from 61% in 1998 primarily due to reduced costs of key components, a decrease in related overhead cost as a percentage of revenues resulting from an increase in shipments, and changes in product configuration. Changes in product configuration will cause our gross margins to vary in future periods.

     Research and Development. Our research and development expenditures increased to $21.1 million in 1999 from $5.7 million in 1998. This increase was primarily attributable to increased personnel costs associated with research and development efforts for the new SMS 500 and SMS 1800 and new features and functionality for existing products, as well as the development of future products. To date, we have expensed research and development expenses as incurred. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, we expect our research and development expenses to continue to increase in absolute dollars in future periods.

     Selling, General and Administrative. Our selling, general and administrative expenditures increased to $30.2 million in 1999 from $8.9 million in 1998 due to the addition of sales and administrative personnel to support our expanded operations, commissions on higher sales, costs associated with our expansion into foreign markets and additional marketing costs to generate greater product awareness. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars as a result of increases in sales force personnel, commissions on higher revenues, additional marketing activities and costs associated with public company reporting requirements.

     Amortization of Deferred Stock Compensation. Our amortization of deferred stock compensation expense increased to $4.0 million in 1999 from $880,000 in 1998. This increase was a result of a greater number of shares of stock and stock options granted during the last two quarters of 1998 and the first quarter of 1999, which was associated with our increased hiring efforts and the amortization of deferred compensation on prior grants. Deferred stock compensation expense is amortized over the vesting period of the options which is generally four years.

     Interest and Other Income, Net. Our interest and other income increased to $2.2 million in 1999 from $254,000 in 1998 due primarily to the interest earned on the proceeds received from our initial public offering, which was completed in May of 1999. Our interest expense increased to $297,000 in 1999 from $251,000 in 1998, primarily due to higher interest expense charges resulting from higher average capital lease obligations in 1999.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Revenues. Our net revenues increased to $9.2 million in 1998 from $48,000 in 1997 as we began shipping the SMS 1000 in material quantities.

     Cost of Revenues; Gross Margin. Our cost of revenues increased to $3.6 million in 1998 from $29,000 in 1997 as we began shipping the SMS 1000 in material quantities. Gross margin increased to 61% in 1998 from 40% in 1997 primarily due to decrease in related overhead costs as a percentage of revenues resulting from an increase in shipments.

     Research and Development. Our research and development expenses increased to $5.7 million in 1998 from $3.2 million in 1997. This increase was mainly due to an increase in the number of research and development personnel and related costs associated with the development of the SMS 500 and new features and functionality of the SMS 1000.

     Sales, General and Administrative. Our selling, general and administrative expenses increased to $8.9 million in 1998 from $1.3 million in 1997 due to the addition of sales and administrative personnel, commissions on higher sales and additional marketing costs and facility expenses.

     Amortization of Deferred Stock Compensation. In 1998, we recorded amortization of deferred stock compensation of $880,000 in connection with stock and stock options granted during 1998 at prices subsequently deemed to be below fair market value on the date of grant.

     Interest and Other Income, Net. Our interest and other income net decreased from $136,000 in 1997 to $3,000 in 1998, due primarily to additional interest arising from higher average capital lease objections in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through private and public sales of securities and, to a lesser extent, bank borrowings, equipment lease financing and our operating activities. During 1999, we generated $910,000 from operating activities, as compared to 1998 where we used $6.6 million. Cash provided by operating activities resulted from increases in our liabilities, primarily deferred revenue, accounts payable and accrued liabilities, partially offset by an increase in our net loss, and increases in inventory and accounts receivable balances. We anticipate that accounts receivable and inventory will continue to increase if our revenues continue to rise.

     Our principal source of liquidity as of December 31, 1999 consisted of $13.9 million in cash and cash equivalents as well as $43.1 million in short-term investments. As of December 31, 1999, we had $123,000 in outstanding bank indebtedness, all of which was due under a term loan with one of our banking institutions.

     Purchases of property and equipment, including equipment purchased under capital leases, increased to $9.6 million in 1999 from $2.7 million in 1998 and consisted primarily of purchases of test equipment and computer equipment, including workstations and servers to support our increased research and development activities and to support our expanded operations. We expect our capital expenditures to increase as we further expand our research and development efforts, our employee base grows and we continue to expand into international markets. The timing and amount of future capital expenditures will depend primarily on our future growth. As of December 31, 1999, we had $1.8 million in outstanding capital lease obligations. Additionally, we provided a $25 million bridge loan to Siara of which $13 million was borrowed as of February 10, 2000. The borrowings bear interest at the prime rate and are convertible into shares of Siara capital stock at Siara's option.

     For the year ended December 31, 1999, cash provided by financing activities of $60.7 million was primarily due to our initial public offering in May of 1999 of 5,750,000 shares of common stock for net proceeds of approximately $60.0 million and other issuances of common stock. These proceeds were partially offset by the repayment of bank borrowings.

     We believe that our existing cash balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements, for at least the next 12 months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders. Further, if the merger agreement with Siara is terminated because Redback's board of directors fails to recommend the merger or because it recommends an extraordinary transaction other than this merger or because Redback enters into a definitive agreement relating to an extraordinary transaction other than this merger, then Redback will be obligated to pay Siara a termination fee of $135 million. Redback will also pay Siara a termination fee of $50 million if Redback stockholders do not approve and adopt the merger agreement, the merger or an amendment to Redback's certificate of incorporation to increase Redback's authorized stock to an amount sufficient to allow Redback to carry out the merger.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. At this time, the Company is still assessing the impact of SAB 101 on its financial position and results of operations.

YEAR 2000 IMPACT

     We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our customers or suppliers. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruption as a result of any year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 1999, Redback's investment portfolio includes $43 million of short-term U.S. government obligations, commercial paper and other corporate securities which are subject to no interest rate risk when held to maturity but may increase or decrease in value if interest rates change prior to maturity. Redback currently maintains sufficient cash and cash equivalent balances to typically hold its investments to maturity. An immediate 10% change in interest rates would be immaterial to Redback's financial condition or results of operations.

     Redback's sales to customers in foreign countries are denominated in U.S. dollars. Accordingly, the company is not directly exposed to market risks from currency exchange rate fluctuations. However, significant fluctuations in foreign exchange rates relative to the U.S. dollar could impact our customers' ability to pay for our products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements at December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Report on pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information contained in the sections captioned "Proposal No. 1 Election of Directors," "Executive Compensation and Related Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information contained in the sections captioned "Executive Compensation and Related Information" and "Stock Performance Graph" in the proxy statement filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS OF REDBACK

     The information required by this item is incorporated by reference to the information contained in the section captioned "Ownership of Securities" in the proxy statement filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the proxy statement filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

                                                              PAGE
                                                              ----
         (1) Financial Statements:
              Report of Independent Accountants.............  F-1
              Balance Sheet.................................  F-2
              Statement of Operations.......................  F-3
              Statement of Stockholders' Equity.............  F-4
              Statement of Cash Flows.......................  F-5
              Notes to Financial Statements.................  F-6

         (2) Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included in the Financial Statements.

         (3) Exhibits:

         EXHIBIT
          NUMBER                              DESCRIPTION
        ----------                            -----------
         2.1(1)       Merger Agreement and Plan of Reorganization, dated as of
                      November 28, 1999 by and among Redback Networks Inc., Siara
                      Systems, Inc. and the Stockholder Agent.
         3.1(2)       Amended and Restated Certificate of Incorporation of the
                      Registrant.
         3.2(3)       Form of Redback's Proposed Amended and Restated Certificate
                      of Incorporation, to be filed upon the offering made
                      pursuant to the Registration Statement on Form S-4.
         3.3(2)       Amended and Restated Bylaws of the Registrant.
         4.1(2)       Specimen common stock certificate.
         4.2(3)       Investors' Rights Agreement dated as of July 2, 1998.
         4.3(1)       Form of Amendment No. 1 to Amended and Restated Investors'
                      Rights Agreement of the Registrant.
         9.1(1)       Form of Irrevocable Proxy and Voting Agreement signed by
                      certain stockholders of Redback Networks Inc.
         9.2(1)       Form of Irrevocable Proxy and Voting Agreement signed by
                      certain stockholders of Siara Systems, Inc.
        10.1(3)       Employment Agreement between Redback Networks Inc. and Vivek
                      Ragavan.
        10.2(3)       Employment Agreement between Redback Networks Inc. and
                      William Kind.
        10.3(3)       Employment Agreement between Redback Networks Inc. and
                      Pankaj Patel.
        10.4(2)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
        10.5(2)       Sublease between Registrant and Infoseek Corporation, dated
                      January 12, 1998 (without exhibits).
        10.6(2)       First Amendment to Sublease between Redback and Infoseek
                      Corporation, dated January 15, 1999.
        10.7(3)       Redback Networks Inc. 1999 Stock Incentive Plan, as amended.
        10.8(3)       Redback Networks Inc. 1999 Directors' Option Plan, as
                      amended.
        10.9(3)       Redback Networks Inc. 1999 Employee Stock Purchase Plan, as
                      amended.
        23.1(4)       Consent of Independent Accountants.
        27.1(3)(5)    Financial Data Schedule.
        99.1(4)       Form of Redback Networks Inc. Proxy Card for Annual Meeting.

------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-95947), as amended.

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-74479), as amended.

(3) Incorporated herein by reference to an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-95947), as amended.

(4) Filed herewith.

(5) Electronic filing only.

     (b) The Company filed a Report on Form 8-K dated December 10, 1999 reporting the execution of an Agreement and Plan of Merger between Redback Networks Inc. and Siara Systems, Inc. dated November 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REDBACK NETWORKS INC.
                                          (Registrant)

February 10, 2000                         By:     /s/ DENNIS L. BARSEMA
                                            ------------------------------------
                                                     Dennis L. Barsema
                                             Director, Chief Executive Officer
                                                        and President

     Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                               TITLE                        DATE
             ---------                               -----                        ----

     By: /s/ DENNIS L. BARSEMA         Director, Chief Executive Officer    February 10, 2000
------------------------------------             and President
         Dennis L. Barsema

      By: /s/ CRAIG M. GENTNER          Vice President, Chief Financial     February 10, 2000
------------------------------------    Officer and Corporate Secretary
          Craig M. Gentner

                By:                                 Director                February 10, 2000
------------------------------------
           James R. Flach

       By: /s/ WILLIAM KURTZ                        Director                February 10, 2000
------------------------------------
           William Kurtz

      By: /s/ PIERRE R. LAMOND          Director, Chairman of the Board     February 10, 2000
------------------------------------
          Pierre R. Lamond

   By: /s/ DANIEL J. WARMENHOVEN                    Director                February 10, 2000
------------------------------------
       Daniel J. Warmenhoven

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Redback Networks Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Redback Networks Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 18, 2000

                             REDBACK NETWORKS INC.

                                 BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 13,888    $  8,189
  Short-term investments....................................      43,072          --
  Accounts receivable, less allowances of $1,149 and $340,
     respectively...........................................      15,429       2,342
  Inventories...............................................       3,960         821
  Other current assets......................................       1,374         262
                                                                --------    --------
          Total current assets..............................      77,723      11,614
Property and equipment, net.................................      10,150       2,822
Other assets................................................       6,957         246
                                                                --------    --------
                                                                $ 94,830    $ 14,682
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings, current.......................................    $    123    $  1,747
  Capital lease obligations, current........................         755         560
  Accounts payable..........................................       9,109       2,060
  Accrued liabilities.......................................       7,993       2,005
  Deferred revenue..........................................       9,945         781
                                                                --------    --------
          Total current liabilities.........................      27,925       7,153
Borrowings, non-current.....................................          --         144
Capital lease obligations, non-current......................       1,012       1,131
                                                                --------    --------
                                                                  28,937       8,428
                                                                --------    --------
Commitments (Notes 5 and 11)
Stockholders' equity:
  Convertible Preferred Stock: $0.0001 par value; 13,500,000 shares authorized, 10,456,621 issued and outstanding in
     1998...................................................          --      18,884
  Common Stock: $0.0001 par value; 80,000,000 and 45,000,000 shares authorized, 43,896,937 and 15,650,604 shares
     issued and outstanding, respectively...................      91,638       6,741
  Deferred stock compensation...............................      (3,266)     (4,731)
  Notes receivable from stockholder.........................        (131)       (211)
  Accumulated deficit.......................................     (22,348)    (14,429)
                                                                --------    --------
          Total stockholders' equity........................      65,893       6,254
                                                                --------    --------
                                                                $ 94,830    $ 14,682
                                                                ========    ========

The accompanying notes are an integral part of these financial statements.

                             REDBACK NETWORKS INC.

                            STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999           1998           1997
                                                       -----------    -----------    ----------
Net revenues.........................................  $    64,274    $     9,206    $       48
Cost of revenues.....................................       18,665          3,603            29
                                                       -----------    -----------    ----------
Gross profit.........................................       45,609          5,603            19
                                                       -----------    -----------    ----------
Operating expenses:
  Research and development (excluding amortization of
     deferred stock compensation of $1,492, $326 and
     $0, respectively)...............................       21,125          5,727         3,249
  Selling, general and administrative (excluding
     amortization of deferred stock compensation of
     $2,541, $554 and $0, respectively)..............       30,208          8,875         1,317
  Amortization of deferred stock compensation........        4,033            880            --
                                                       -----------    -----------    ----------
          Total operating expenses...................       55,366         15,482         4,566
                                                       -----------    -----------    ----------
Loss from operations.................................       (9,757)        (9,879)       (4,547)
Interest and other income, net.......................        1,838              3           136
                                                       -----------    -----------    ----------
Net loss.............................................  $    (7,919)   $    (9,876)   $   (4,411)
                                                       ===========    ===========    ==========
Basic and diluted net loss per share.................  $     (0.30)   $     (1.78)   $    (2.05)
                                                       ===========    ===========    ==========
Shares used in computing net loss per share..........   26,694,000      5,538,000     2,152,000
                                                       ===========    ===========    ==========
Pro forma net loss per share (unaudited):
  Basic and diluted net loss per share...............  $     (0.23)
                                                       ===========
  Shares used in computing net loss per share........   34,564,000
                                                       ===========

The accompanying notes are an integral part of these financial statements.

                             REDBACK NETWORKS INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       CONVERTIBLE                                                  NOTES
                                     PREFERRED STOCK           COMMON STOCK         DEFERRED     RECEIVABLE
                                  ----------------------   --------------------      STOCK          FROM       ACCUMULATED
                                    SHARES       AMOUNT      SHARES     AMOUNT    COMPENSATION   STOCKHOLDER     DEFICIT
                                  -----------   --------   ----------   -------   ------------   -----------   -----------
Balance at December 31, 1996....    1,687,500   $    217    5,659,992   $     8     $    --         $  --       $   (142)
Issuance of Convertible
  Preferred Stock, net..........    7,692,497     10,202           --        --          --            --             --
Issuance of Common Stock........           --         --    8,613,210       391          --          (211)            --
Issuance of Common Stock and
  warrants for services.........           --         --      181,492        31          --            --             --
Repurchase of Common Stock......           --         --     (986,430)       (4)         --            --             --
Net loss........................           --         --           --        --          --            --         (4,411)
                                  -----------   --------   ----------   -------     -------         -----       --------
Balance at December 31, 1997....    9,379,997     10,419   13,468,264       426          --          (211)        (4,553)
Issuance of Convertible
  Preferred Stock, net..........    1,076,624      8,465           --        --          --            --             --
Issuance of Common Stock........           --         --    2,936,754       487          --            --             --
Issuance of Common Stock and
  warrants for services.........           --         --      205,800       255          --            --             --
Repurchase of Common Stock......           --         --     (960,214)      (38)         --            --             --
Deferred stock compensation.....           --         --           --     5,611      (5,611)           --             --
Amortization of deferred stock
  compensation..................           --         --           --        --         880            --             --
Net loss........................           --         --           --        --          --            --         (9,876)
                                  -----------   --------   ----------   -------     -------         -----       --------
Balance at December 31, 1998....   10,456,621     18,884   15,650,604     6,741      (4,731)         (211)       (14,429)
Issuance of Convertible
  Preferred Stock, net..........       63,532        491           --        --          --            --             --
Conversion of preferred stock to
  common stock..................  (10,520,153)   (19,375)  21,040,306    19,375          --            --             --
Issuance of Common Stock in
  initial public offering.......           --         --    5,750,000    60,004          --            --             --
Issuance of Common Stock under
  stock plans...................           --         --    1,826,579     2,639          --            --             --
Issuance of Common Stock and
  warrants for services.........           --         --        9,200       342          --            --             --
Repurchase of Common Stock......           --         --     (379,752)      (31)         --            --             --
Deferred stock compensation.....           --         --           --     2,568      (2,568)           --             --
Amortization of deferred stock
  compensation..................           --         --           --        --       4,033            --             --
Payment received on notes
  receivable from stockholder...           --         --           --        --          --            80             --
Net loss........................           --         --           --        --          --            --         (7,919)
                                  -----------   --------   ----------   -------     -------         -----       --------
Balance at December 31, 1999....           --   $     --   43,896,937   $91,638     $(3,266)        $(131)      $(22,348)
                                  ===========   ========   ==========   =======     =======         =====       ========


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  -------------
Balance at December 31, 1996....     $    83
Issuance of Convertible
  Preferred Stock, net..........      10,202
Issuance of Common Stock........         180
Issuance of Common Stock and
  warrants for services.........          31
Repurchase of Common Stock......          (4)
Net loss........................      (4,411)
                                     -------
Balance at December 31, 1997....       6,081
Issuance of Convertible
  Preferred Stock, net..........       8,465
Issuance of Common Stock........         487
Issuance of Common Stock and
  warrants for services.........         255
Repurchase of Common Stock......         (38)
Deferred stock compensation.....          --
Amortization of deferred stock
  compensation..................         880
Net loss........................      (9,876)
                                     -------
Balance at December 31, 1998....       6,254
Issuance of Convertible
  Preferred Stock, net..........         491
Conversion of preferred stock to
  common stock..................          --
Issuance of Common Stock in
  initial public offering.......      60,004
Issuance of Common Stock under
  stock plans...................       2,639
Issuance of Common Stock and
  warrants for services.........         342
Repurchase of Common Stock......         (31)
Deferred stock compensation.....          --
Amortization of deferred stock
  compensation..................       4,033
Payment received on notes
  receivable from stockholder...          80
Net loss........................      (7,919)
                                     -------
Balance at December 31, 1999....     $65,893
                                     =======

The accompanying notes are an integral part of these financial statements.

                             REDBACK NETWORKS INC.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................    $ (7,919)   $(9,876)   $(4,411)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.........................       2,273        922        281
     Amortization of deferred stock compensation...........       4,033        880         --
     Other noncash charges.................................         342        255        336
     Changes in assets and liabilities:
       Accounts receivable.................................     (13,087)    (2,294)       (48)
       Inventories.........................................      (3,139)      (732)       (89)
       Other current assets................................      (1,112)       (51)      (185)
       Other assets........................................      (2,682)       (34)      (283)
       Accounts payable....................................       7,049      1,609        420
       Accrued liabilities.................................       5,988      1,911         (8)
       Deferred revenue....................................       9,164        781         --
                                                               --------    -------    -------
          Net cash provided by (used in) operating
            activities.....................................         910     (6,629)    (3,987)
                                                               --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.......................      (8,833)    (1,234)      (899)
  Purchase of short-term investments.......................     (43,072)        --     (3,139)
  Sale of short term investments...........................          --      3,139         --
  Note receivable from Siara Systems.......................      (4,029)        --         --
                                                               --------    -------    -------
          Net cash provided by (used in) investing
            activities.....................................     (55,934)     1,905     (4,038)
                                                               --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Convertible Preferred Stock,
     net...................................................         491      8,465     10,202
  Proceeds from issuance of Common Stock, net..............      62,692        449        176
  Principal payments on capital lease obligations..........        (692)      (338)       (26)
  Proceeds from bank borrowings............................       2,500      1,500        700
  Repayments of bank borrowings............................      (4,268)      (247)       (62)
                                                               --------    -------    -------
          Net cash provided by financing activities........      60,723      9,829     10,990
                                                               --------    -------    -------
Net increase in cash and cash equivalents..................       5,699      5,105      2,965
Cash and cash equivalents at beginning of period...........       8,189      3,084        119
                                                               --------    -------    -------
Cash and cash equivalents at end of period.................    $ 13,888    $ 8,189    $ 3,084
                                                               ========    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest...................................    $    347    $   222    $    60
                                                               ========    =======    =======
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:
  Property and equipment acquired under capital leases.....    $    768    $ 1,444    $   611
                                                               ========    =======    =======
  Conversion of preferred to common stock..................    $ 19,375    $    --    $    --
                                                               ========    =======    =======

The accompanying notes are an integral part of these financial statements.

                             REDBACK NETWORKS INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     Redback Networks Inc. (the "Company" or "Redback") was incorporated in Delaware on August 30, 1996. Redback is a leading provider of advanced networking solutions that enable carriers, cable multiple system operators and service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback's Subscriber Management System connects and manages large numbers of subscribers using any of the major high-speed access technologies including digital subscriber line, cable and wireless. The Company operates in one business segment.

STOCK SPLITS

     All share and per share information for all periods has been retroactively restated to reflect a 4-for-1 Common Stock split effected in January 1997, a 3-for-2 Common Stock split effected in September 1998 and a 2-for-1 Common Stock split effected in August 1999.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Product sales are recognized upon shipment provided that no significant vendor obligations remain and collection is considered probable.

     Services revenue consists primarily of post-contract customer support, training, consulting and installation services. Post-contract customer support revenues are recognized ratably over the support period, which is generally one year. Revenues from training, consulting services and installation are recognized as the services are performed. Service revenues to date have not been significant.

WARRANTY AND SALES RETURNS ALLOWANCES

     The Company provides a limited warranty for its products. A provision for the estimated warranty cost and a provision for sales returns are recorded at the time revenue is recognized based on the Company's historical experience.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, and investments maturing in 12 months or less to be short-term investments. Cash equivalents at December 31, 1999 and 1998 consist of money-market funds and commercial paper totaling $13,888,000 and $7,735,000, respectively. At December 31, 1999, the Company had short-term investments of $43,072,000 (Note 2). The Company classifies, at the date of acquisition, its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its short-term investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in stockholders' equity. Unrealized gains and losses at December 31, 1999 were not material. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income,

                             REDBACK NETWORKS INC.

net, and were not material for all periods presented. The fair value of the Company's investments are based on quoted market prices.

CONCENTRATION OF CREDIT RISK, FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its investments with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and certain foreign countries throughout Europe, Asia and South America. Sales to foreign customers for the years ended December 31, 1999 and 1998, which were denominated in U.S. dollars, accounted for 6.9% and 15%, respectively, of total revenues. Sales to any one foreign country did not exceed 10% of total revenues in 1999 or 1998. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     During the year ended December 31, 1999, two customers accounted for 11% and 24% of the Company's revenue. At December 31, 1999, three customers accounted for 11%, 13% and 21% of total gross receivables. During the year ended December 31, 1998, two customers accounted for 18% and 19% of the Company's revenue and at December 31, 1998, these two customers each accounted for 9% of total gross receivables.

     The Company is dependent on a single contract manufacturer for its products, and certain key components are obtained from single or limited sources of supply.

FAIR VALUE

     The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. The carrying value of the Company's borrowings and capital lease obligations approximate their fair values given their market rates of interest and maturity schedules. The Company does not hold or issue financial instruments for trading purposes.

INVENTORIES

     Inventories, which consist principally of raw materials and finished goods, are stated at the lower of cost or market, cost being determined under the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally two to five years, or the lease term of the respective assets.

LONG-LIVED ASSETS

     The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes an impairment from the carrying value of long-lived assets, if any, based on the fair value of such assets.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,"

                             REDBACK NETWORKS INC.

("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18.

INCOME TAXES

     The Company accounts for income taxes under the liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of the Company's assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations as incurred.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Software development costs not qualifying for capitalization are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, if greater. The Company defines technological feasibility as the establishment of a working model, which typically occurs upon completion of the beta version. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes the Company's net losses and all other changes in equity during a period from non-owner sources. To date, the Company has not had any material transactions that are required to be reported as other comprehensive income.

NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase ("restricted shares"). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested restricted shares and incremental common shares issuable upon the exercise of stock options and warrants and upon the conversion of Preferred Stock.

                             REDBACK NETWORKS INC.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                            1999              1998             1997
                                                       ---------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator:
  Net loss..........................................    $     (7,919)     $    (9,876)     $    (4,411)
                                                        ============      ===========      ===========
Denominator:
  Weighted average common shares outstanding........      32,974,000       14,840,000        9,068,000
  Weighted average unvested common shares subject to
     repurchase.....................................      (6,280,000)      (9,302,000)      (6,916,000)
                                                        ------------      -----------      -----------
  Denominator for basic and diluted calculation.....      26,694,000        5,538,000        2,152,000
                                                        ============      ===========      ===========
Basic and diluted net loss per share................    $      (0.30)     $     (1.78)     $     (2.05)
                                                        ============      ===========      ===========

     Options to purchase 8,029,875, 4,209,450 and 465,000 shares of Common Stock at an average exercise price of $22.50, $0.75 and $0.08 per share, warrants to purchase 59,000, 258,842 and 198,750 shares of Common Stock at an average exercise price of $10.69, $0.76 and $0.50 per share, and shares issuable upon the conversion of Preferred Stock have not been included in the computation of diluted net loss per share for the years ended December 31, 1999, 1998, and 1997, respectively, as their effect would have been anti-dilutive.

PRO FORMA NET LOSS PER SHARE (UNAUDITED)

     Pro forma net loss per share for the year ended December 31, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Preferred Stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1999, or at date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 7,870,000 for the year ended December 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity and does not expect adoption of this new standard to have a significant impact on the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. At this time, the Company is still assessing the impact of SAB 101 on its financial position and results of operations.

                             REDBACK NETWORKS INC.

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
SHORT-TERM INVESTMENTS
  U.S. government obligations...............................  $  4,084
  Commercial paper..........................................    24,566
  Other corporate securities................................    14,422
                                                              --------
                                                              $ 43,072
                                                              ========
INVENTORIES
  Raw materials.............................................  $  3,364    $   563
  Finished goods............................................       596        258
                                                              --------    -------
                                                              $  3,960    $   821
                                                              ========    =======
PROPERTY AND EQUIPMENT, NET
  Computer equipment........................................  $ 11,689    $ 3,554
  Furniture and fixtures....................................       683        358
  Leasehold improvements....................................     1,249        115
                                                              --------    -------
                                                                13,621      4,027
  Less: Accumulated depreciation and amortization...........    (3,471)    (1,205)
                                                              --------    -------
                                                              $ 10,150    $ 2,822
                                                              ========    =======
OTHER ASSETS
  Note receivable from Siara Systems (Note 11)..............  $  4,029
  Other.....................................................     2,928    $   246
                                                              --------    -------
                                                              $  6,957    $   246
                                                              ========    =======
ACCRUED LIABILITIES
  Accrued compensation......................................  $  4,112    $   494
  Accrued professional fees.................................       480        458
  Accrued warranty..........................................       928        338
  Other.....................................................     2,473        715
                                                              --------    -------
                                                              $  7,993    $ 2,005
                                                              ========    =======

     Property and equipment includes $2,823,000 and $2,055,000 of computer equipment, internal-use software and furniture and fixtures under capital leases at December 31, 1999 and 1998, respectively. Accumulated amortization of assets under capital leases totaled $1,493,000 and $552,000 at December 31, 1999 and 1998, respectively.

NOTE 3 -- INCOME TAXES:

     No provisions for income taxes have been recorded as the Company has incurred net losses since inception.

     At December 31, 1999, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $79 million and $44 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the state net operating loss carryforwards will begin to expire in 2004. The Company's federal and state research tax credit carryforwards for income tax purposes are approximately $2 million and $1 million, respectively. If not utilized, the federal and state tax credit carryforwards will begin to expire in 2011. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. Such a change may have occurred as a result of the preferred stock issuances during 1997 and 1998.

                             REDBACK NETWORKS INC.

     The Company's gross deferred tax assets approximate $32 million as of December 31, 1999 of which approximately $27 million relates to net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of the loss and credit carryforwards from the exercise of employee stock options will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets of approximately $5 million as of December 31, 1998 relate primarily to net operating loss carryforwards and certain accruals that were not deductible for tax purposes. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

NOTE 4 -- BORROWINGS:

     The Company had $123,000 and $391,000 outstanding under a loan and security agreement with a bank at December 31, 1999 and 1998, respectively. The loan agreement provides for borrowings of up to $750,000, which are secured by the Company's property and equipment. Under the terms of the loan agreement, certain transactions, including payment of dividends, are prohibited without the bank's consent. The loan bears interest at the prime rate (8.50% at December 31, 1999) plus .5% per annum. The Company is required to make monthly repayments on this loan through July 2000.

     The Company's loan and security agreement with this bank included a revolving line of credit that provided for borrowings of up to $5 million, as amended, at the prime rate plus .5% per annum. At December 31, 1998, the Company had $1,500,000 outstanding under this line, which was repaid in 1999. This agreement matured in July 1999.

NOTE 5 -- COMMITMENTS:

     The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2002 and 2009, respectively. Certain of the facilities leases have renewal options. Additionally, the terms of the facilities leases provide generally for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for 1999, 1998 and 1997 was $1,243,000, $441,000, and $144,000, respectively.

     At December 31, 1999, the Company had $627,000 available under a capital lease line for the acquisition of equipment.

     Future minimum lease payments under noncancelable operating and capital leases, including operating lease commitments entered into subsequent to December 31, 1999, are as follows:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
                                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31,
2000.....................................................  $  952      $ 4,233
2001.....................................................     738        6,620
2002.....................................................     353        7,012
2003.....................................................      --        7,228
2004.....................................................      --        7,441
2005 and thereafter......................................      --       23,816
                                                           ------      -------
  Total minimum lease payments...........................   2,043      $56,350
                                                                       =======
Less: Amount representing interest.......................     276
                                                           ------
Present value of capital lease obligations...............   1,767
Less: Current portion....................................     755
                                                           ------
       Non-current portion of capital lease
          obligations....................................  $1,012
                                                           ======

                             REDBACK NETWORKS INC.

NOTE 6 -- CONVERTIBLE PREFERRED STOCK:

     Convertible Preferred Stock at December 31, 1998 consisted of the following:

                                                                                   PROCEEDS
                                                SHARES                              NET OF
                                       -------------------------    LIQUIDATION    ISSUANCE
               SERIES                  DESIGNATED    OUTSTANDING      AMOUNT        COSTS
               ------                  ----------    -----------    -----------    --------
                                                                        (IN THOUSANDS)
A....................................   1,687,500     1,687,500       $   225      $   217
B....................................   5,233,875     5,134,498         5,135        5,119
C....................................   2,582,001     2,557,999         5,116        5,083
D....................................   1,350,000     1,076,624         8,477        8,465
                                       ----------    ----------       -------      -------
                                       10,853,376    10,456,621       $18,953      $18,884
                                       ==========    ==========       =======      =======

     In January 1999, the Company sold 63,532 shares of Series D Preferred Stock for net proceeds of $491,000. The holders of Convertible Preferred Stock were entitled to voting rights equivalent to the number of shares of Common Stock into which it was convertible. In addition, holders of Series A, B, C and D Convertible Preferred Stock were entitled to receive noncumulative dividends at the per annum rate of $.013, $.10, $.20 and $.787 per share, respectively, when and if declared by the Board of Directors, as well as a liquidation preference of $.13, $1.00, $2.00 and $7.87 per share, respectively, in the event of the dissolution of the Company.

     All shares of Convertible Preferred Stock were converted into Common Stock upon the closing of the Company's initial public offering in May 1999.

WARRANTS FOR CONVERTIBLE PREFERRED STOCK

     In connection with certain borrowings in 1998 and 1997, the Company issued warrants to purchase Preferred Stock which, after conversion, resulted in warrants to purchase 198,750, 48,000 and 12,192 shares of Common Stock for $.50, $1.00 and $3.94 per share. Such warrants expire through 2004. Using the Black-Scholes pricing model, the Company estimated that the aggregate fair value of the warrants was $98,000. The Company recognized $28,000 of interest expense associated with these warrants in 1999 and 1998.

     In connection with the Company's initial public offering, the warrants were converted to warrants to purchase common stock. Warrants to purchase 60,000 shares of common stock remain outstanding at December 31, 1999.

NOTE 7 -- COMMON STOCK:

     In May 1999, the Company completed its initial public offering of 5,750,000 shares of Common Stock for net proceeds of approximately $60 million.

     A portion of the shares of Common Stock outstanding is subject to the Company's right to repurchase the shares at the original purchase or option exercise price in the event that the service of the purchaser or optionee terminates for any reason. The Company's repurchase right generally lapses as the purchaser or optionee performs services over a four-year period. The right generally lapses with respect to one-quarter of the shares after 12 months of service and with respect to 1/48 of the shares each month thereafter. In certain cases, the right of repurchase lapses on an accelerated basis in the event of a change in control. The shares generally are not transferable and are held in escrow while they remain subject to the Company's right of repurchase. At December 31, 1999 and 1998, there were 5,460,000 and 8,482,800 shares outstanding, respectively, subject to repurchase.

     The Company issued 9,200, 205,800 and 181,492 shares of Common Stock to consultants and other service providers in 1999, 1998 and 1997, respectively. Grants to non-employee service providers and other

                             REDBACK NETWORKS INC.

non-employees are fully vested at the date of issuance. The fair value of the Common Stock issued was determined to be $107,000, $227,000 and $6,000 in 1999, 1998 and 1997, respectively, based on the fair value of the services received or Common Stock issued, whichever was more reliably measurable, and has been recognized in general and administrative expenses.

     The Company issued 58,504 and 4,144,460 restricted shares of Common Stock outside the 1997 Stock Plan in 1998 and 1997, respectively. The weighted average fair value of the restricted shares issued was $.25 and $.025 in 1998 and 1997, respectively.

     In December 1999, the Board of Directors approved, subject to stockholder approval, an amendment to the Company's certificate of incorporation to provide for an increase in the authorized number of shares of Common Stock from 80,000,000 to 200,000,000.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS:

     In April 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"). The 1997 Plan provides for the granting of stock options and common stock to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. As of December 31, 1999, the Company has reserved 15,542,192 shares of Common Stock for issuance under the 1997 Plan.

     In May 1999, the Company adopted the 1999 Stock Incentive Plan ("1999 Plan") and has reserved 5,000,000 shares of common stock for issuance under this Plan. Shares not yet issued under the 1997 Plan are also available under the 1999 Plan. The 1999 Plan allows grants of ISOs, NSOs and restricted stock to employees, non-employee board members and consultants.

     In May 1999, the Company adopted the 1999 Directors' Plan and has reserved 400,000 shares of Common Stock for issuance under this Plan.

     Options under the Plans may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options under the 1997 Plan are generally exercisable immediately, subject to repurchase by the Company. The repurchase feature generally lapses over four years. Options and restricted stock grants generally vest over four years.

                             REDBACK NETWORKS INC.

     The following table presents activity under the 1997 Plan, the 1999 Stock Plan and the 1999 Directors' Plan:

                                                                           OPTIONS OUTSTANDING
                                                                         -----------------------
                                                                                        WEIGHTED
                                                             SHARES                     AVERAGE
                                                           AVAILABLE       NUMBER       EXERCISE
                                                           FOR GRANT     OUTSTANDING     PRICE
                                                           ----------    -----------    --------
  Authorized.............................................   7,800,000            --      $   --
  Options granted........................................    (663,000)      663,000         .07
  Common stock granted...................................  (4,436,492)           --          --
  Options exercised......................................          --      (198,000)        .03
  Common stock repurchased...............................      15,000            --          --
                                                           ----------    ----------      ------
Balance at December 31, 1997.............................   2,715,508       465,000         .08
  Authorized.............................................   6,342,192            --          --
  Options granted........................................  (5,338,200)    5,338,200         .63
  Common stock granted...................................  (1,410,300)           --          --
  Options exercised......................................          --    (1,673,750)        .21
  Common stock repurchased...............................     237,000            --          --
                                                           ----------    ----------      ------
Balance at December 31, 1998.............................   2,546,200     4,129,450         .74
  Authorized.............................................   6,800,000            --          --
  Options granted........................................  (5,505,500)    5,505,500       32.59
  Common stock granted...................................      (9,200)           --          --
  Options exercised......................................          --    (1,416,075)        .89
  Options cancelled......................................     269,000      (269,000)       2.21
  Common stock repurchased...............................     379,752            --          --
                                                           ----------    ----------      ------
Balance at December 31, 1999.............................   4,480,252     7,949,875      $22.52
                                                           ==========    ==========

                                     OPTIONS OUTSTANDING AT DECEMBER 31, 1999     OPTIONS EXERCISABLE AT
                                     -----------------------------------------       DECEMBER 31, 1999
                                                       WEIGHTED                   -----------------------
                                                       AVERAGE       WEIGHTED                    WEIGHTED
                                                      REMAINING       AVERAGE                    AVERAGE
             RANGE OF                   NUMBER       CONTRACTUAL     EXERCISE       NUMBER       EXERCISE
          EXERCISE PRICE             OUTSTANDING         LIFE          PRICE      OUTSTANDING     PRICE
          --------------             ------------    ------------    ---------    -----------    --------
$0.10 - 0.50.......................   1,317,378       8.36 years      $  0.26      1,317,378     $  0.26
$1.00 - $1.50......................   1,434,823       8.88 years         1.29      1,434,823        1.29
$2.38 - $7.00......................   3,029,614       9.19 years         4.87      3,029,614        4.87
$9.50 - $11.50.....................     760,860       9.37 years         9.76        760,860        9.76
$94.26 - $99.88....................     709,200       9.61 years        97.42             --          --
$120.00 - $150.00..................     698,000       9.82 years       124.82         49,900      120.00
                                      ---------                                    ---------
                                      7,949,875       9.11 years      $ 22.52      6,592,575     $  4.61
                                      =========                                    =========

     A total of 581,719 options with an average exercise price of $13.01 per share were vested at December 31, 1999.

     In 1997, the Company issued, to an employee, options to purchase 15,750 shares of Common Stock at an exercise price of $0.10 per share outside of the 1997 Plan. These options were exercised in 1997. In 1998, the Company issued options to purchase a total of 80,000 shares of Common Stock to two employees at an exercise price of $1.50 per share outside of the 1997 Plan. These options were outstanding at December 31, 1999.

     Effective May 18, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 2,000,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock on every October 31 and April 30. The price of the Common Stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Common Stock

                             REDBACK NETWORKS INC.

on the offering date of each two year offering period or the specified purchase date. During 1999, 153,000 shares were purchased at $9.78 per share.

     In December 1999, the Board of Directors approved, subject to stockholder approval, an amendment to the Company's certificate of incorporation to provide for increases in the number of shares of common stock reserved for issuance under the 1999 Plan from 5,000,000 to 8,000,000; under the 1999 Employee Stock Purchase Plan from 2,000,000 to 3,000,000 with automatic increases to 3,000,000 shares each year; and under the 1999 Directors' Option Plan from 400,000 to 800,000.

FAIR VALUE DISCLOSURES

     The Company applies the provisions of APB 25 and related Interpretations in accounting for employee stock based compensation arrangements. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under the method prescribed by SFAS No. 123, for the years ended December 31, 1998 and 1997, the Company's net loss would not have been materially different. For the year ended December 31, 1999, had compensation cost been determined pursuant to SFAS No. 123, the Company's net loss would have been as follows:

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1999
                                                              ---------------------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net loss:
  As reported...............................................        $ (7,919)
                                                                    ========
  Pro forma.................................................        $(31,642)
                                                                    ========
Net loss per share -- basic and diluted:
  As reported...............................................        $  (0.30)
                                                                    ========
  Pro forma.................................................        $  (1.19)
                                                                    ========

     The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Expected life (years).......................................   2-3       5       5
Risk free interest rate.....................................  5.30%   5.12%   6.03%
Expected volatility.........................................    65%     --      --
Dividend yield..............................................    --      --      --

     Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

                             REDBACK NETWORKS INC.

     The weighted average fair value of options granted during 1999, 1998 and 1997 were as follows:

                                                             WEIGHTED           WEIGHTED
                                                              AVERAGE            AVERAGE
                                                             EXERCISE             FAIR
                                                             PRICE PER          VALUE PER
                                                               SHARE              SHARE
                                                          ---------------    ---------------
YEAR ENDED DECEMBER 31, 1999
Exercise price equal to market value....................      $49.79             $23.51
Exercise price less than market value...................        7.10               2.16
YEAR ENDED DECEMBER 31, 1998
Exercise price equal to market value....................      $ 0.30             $ 0.07
Exercise price less than market value...................        0.66               1.23
YEAR ENDED DECEMBER 31, 1997
Exercise price equal to market value....................      $ 0.07             $ 0.02

     The weighted average fair value of restricted shares of Common Stock granted under the Plan in 1998 and 1997 was $.39 and $.07, respectively. There were no restricted shares of Common Stock granted under the Plan in 1999.

NOTE 9 -- DEFERRED STOCK COMPENSATION:

     In the years ended December 31, 1999 and 1998, the Company recorded deferred stock compensation expense of $2,568,000 and $5,611,000, respectively, related to the issuance of stock options and restricted shares at prices subsequently determined to be below fair market value. These charges are being amortized over a period of four years from the date of grant or restricted shares issuance. Amortization of $4,033,000 and $880,000 has been recognized as stock compensation expense in the years ended December 31, 1999 and 1998, respectively.

NOTE 10 -- EMPLOYEE BENEFIT PLANS:

     The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. There have been no Company contributions to the plan since inception.

NOTE 11 -- PENDING ACQUISITION OF SIARA SYSTEMS:

     On November 28, 1999, Redback entered into an agreement to merge with Siara Systems, Inc. ("Siara") in a transaction to be accounted for as a purchase. Siara stockholders, optionholders and warrantholders will receive an aggregate total of 31,341,986 shares of Redback common stock and shares subject to options or warrants, as applicable, in the merger. The aggregate purchase price of the Siara acquisition is estimated to be approximately $4.5 billion based on the average closing price of Redback's stock for the five day period including the date of the announcement of the signing of the merger agreement. The Company estimates that the acquisition will result in goodwill of approximately $4.4 billion, which will be amortized over four years, other intangible assets, which will be amortized over periods ranging from two to four years, and in-process research and development, which will be charged to operations at the closing of the merger. These estimates are preliminary and may change based upon the fair values of the acquired assets and assumed liabilities as of the closing date and the finalization of a valuation report.

     The Company also entered into a loan agreement to provide financing of up to $25 million to Siara. The loan balance totaled $4 million at December 31, 1999, accrues interest at the prime rate (8.5% at

                             REDBACK NETWORKS INC.

December 31, 1999), matures six months after a termination of the merger agreement, and is convertible into shares of Siara Common Stock at Siara's option.

     If the merger is terminated due to an action of the Company or its stockholders, Redback may be required pursuant to the terms of the merger agreement to pay a termination fee of $135 million or provide an additional loan of $25 million to Siara, depending on the reason for such termination.

                               INDEX TO EXHIBITS

         EXHIBIT
          NUMBER                              DESCRIPTION
        ----------                            -----------
        23.1(4)       Consent of Independent Accountants.
        99.1(4)       Form of Redback Networks Inc. Proxy Card for Annual Meeting.