Form 10-Q
period 2000-03-31
REDBACK NETWORKS INC
filed 2000-05-15
CIK 1081290

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

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                    1195 BORREGAS AVENUE, SUNNYVALE, CA 94089
          (Address of principal executive offices, including ZIP code)

                                 (408) 571-5200
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

        The number of shares outstanding of the Registrant's Common Stock as of March 31, 2000 was 145,477,311 shares.


================================================================================

                              REDBACK NETWORKS INC.

                                      INDEX


                                                                                 PAGE NO.
                                                                                 -------
PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Condensed Consolidated Balance Sheet as of March 31, 2000
           and December 31, 1999                                                     1

           Unaudited Condensed Consolidated Statement of Operations for the
           three months ended March 31, 2000 and 1999                                2

           Unaudited Condensed Consolidated Statement of Cash Flows for the
           three months ended March 31, 2000 and 1999                                3

           Notes to Unaudited Condensed Consolidated Financial Statements            4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       9

Item 3.    Qualitative and Quantitative Disclosure about Market Risk                22

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                        23

Item 2.    Changes in Securities and Use of Proceeds                                23

Item 3.    Defaults Upon Senior Securities                                          23

Item 4.    Submission of Matters to a Vote of Security Holders                      23

Item 5.    Other Information                                                        24

Item 6.    Exhibits and Reports on Form 8-K                                         24

SIGNATURE                                                                           25

EXHIBIT INDEX                                                                       26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              REDBACK NETWORKS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       MARCH 31,        DECEMBER 31,
                                                                         2000               1999
                                                                      -----------       ------------
ASSETS
Current assets:
     Cash and cash equivalents ..................................     $     7,071         $ 13,888
     Short-term investments .....................................         495,374           43,072
     Accounts receivable, net ...................................          30,429           15,429
     Inventories ................................................           3,204            3,960
     Other current assets .......................................           2,986            1,374
                                                                      -----------         --------
          Total current assets ..................................         539,064           77,723

Property and equipment, net .....................................          28,013           10,150
Other assets, net ...............................................       4,425,410            6,957
                                                                      -----------         --------
          Total assets ..........................................     $ 4,992,487         $ 94,830
                                                                      ===========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings, current ........................................     $        --         $    123
     Capital lease obligations, current .........................           2,562              755
     Accounts payable ...........................................          12,310            9,109
     Accrued liabilities ........................................          23,553            7,993
     Deferred revenue ...........................................          10,223            9,945
                                                                      -----------         --------
          Total current liabilities .............................          48,648           27,925

Convertible subordinated notes ..................................         500,000               --
Capital lease obligations and other notes payable, less
     current portion ............................................          13,395            1,012
                                                                      -----------         --------
          Total liabilities .....................................         562,043           28,937
                                                                      -----------         --------

Stockholders' equity:
     Convertible Preferred Stock: $0.0001 par value; 13,500
       shares authorized; none issued and outstanding ...........              --               --
     Common Stock, par value $0.0001 per share; 200,000 shares
       authorized; 145,477 and 87,794 shares issued and
        outstanding, respectively ...............................       4,540,891           91,638
     Deferred stock compensation ................................          (2,731)          (3,266)
     Notes receivable from stockholder ..........................            (131)            (131)
     Accumulated deficit ........................................        (107,585)         (22,348)
                                                                      -----------         --------
          Total stockholders' equity ............................       4,430,444           65,893
                                                                      -----------         --------
          Total liabilities and stockholders' equity ............     $ 4,992,487         $ 94,830
                                                                      ===========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              REDBACK NETWORKS INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                2000              1999
                                                              ---------         --------
Net revenues ............................................     $  34,163         $  6,517
Cost of revenues ........................................         8,297            1,971
                                                              ---------         --------
Gross profit ............................................        25,866            4,546
                                                              ---------         --------

Operating expenses:
   Research and development (excluding amortization
      of deferred stock compensation of $198 and $399,
      respectively) .....................................        12,139            3,105
   Selling, general and administrative (excluding
      amortization of deferred stock compensation of
      $337 and $679, respectively) ......................        13,255            4,138
   Amortization of intangible assets ....................        70,604               --
   In-process research and development ..................        15,300               --
   Amortization of deferred stock compensation ..........           535            1,078
                                                              ---------         --------
        Total operating expenses ........................       111,833            8,321
                                                              ---------         --------

Loss from operations ....................................       (85,967)          (3,775)
Interest and other income ...............................         1,041                3
Interest expense ........................................          (311)             (29)
                                                              ---------         --------
Net loss ................................................     $ (85,237)        $ (3,801)
                                                              =========         ========
Basic and diluted net loss per share ....................     $   (0.96)        $  (0.23)
                                                              =========         ========
Shares used in computing net loss per share .............        89,137           16,728
                                                              =========         ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                              REDBACK NETWORKS INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              ------------------------
                                                                                 2000           1999
                                                                              -----------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................................     $   (85,237)     $(3,801)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization ......................................          72,510          418
     Amortization of deferred stock compensation ........................             535        1,078
     Purchase of in-process research and development ....................          15,300           --
     Other noncash charges ..............................................              --          107
     Changes in assets and liabilities, net of effects of acquisition:
          Accounts receivable, net ......................................         (15,000)      (3,391)
          Inventory .....................................................             756         (312)
          Other current assets ..........................................            (740)         (66)
          Other assets ..................................................         (10,229)        (202)
          Accounts payable ..............................................          (1,107)       1,417
          Accrued liabilities ...........................................          13,236          531
          Deferred revenue ..............................................             278          558
                                                                              -----------      -------
          Net cash used in operating activities                                    (9,698)      (3,663)
                                                                              -----------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ....................................         (11,226)        (886)
  Purchase of short-term investments ....................................        (452,302)          --
  Other investment ......................................................          (3,160)          --
  Acquisition, net of cash acquired......................................         (18,454)          --
                                                                              -----------      -------
          Net cash used in investing activities .........................        (485,142)        (886)
                                                                              -----------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of convertible notes .......................         486,509           --
  Proceeds from the issuance of convertible preferred stock, net ........              --          491
  Proceeds from the issuance of common stock, net .......................           2,042          315
  Principal payments under capital lease obligations ....................            (405)        (120)
  Proceeds from bank borrowings .........................................              --        2,500
  Repayments of bank borrowings .........................................            (123)      (1,562)
                                                                              -----------      -------
          Net cash provided by financing activities .....................         488,023        1,624
                                                                              -----------      -------
Net decrease in cash and cash equivalents ...............................          (6,817)      (2,925)
Cash and cash equivalents at beginning of period ........................          13,888        8,189
                                                                              -----------      -------
Cash and cash equivalents at end of period ..............................     $     7,071      $ 5,264
                                                                              ===========      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ................................................     $       286      $    79
                                                                              ===========      =======
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:
  Property and equipment acquired under capital leases ..................     $        --      $   375
                                                                              ===========      =======
  Issuance of Common Stock in merger with Siara Systems .................     $ 4,447,297      $    --
                                                                              ===========      =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                              REDBACK NETWORKS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  DESCRIPTION OF BUSINESS

    Redback Networks Inc. (the "Company" or "Redback") was incorporated in Delaware on August 30, 1996. Redback is a leading provider of advanced networking solutions that enable carriers, cable operators and service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback's product lines consist of the Subscriber Management System family and the SmartEdge family. Together, these product lines are designed to enable our customers to create end-to-end regional networks that will support all major broadband access technologies, as well as the new services that these high-speed connections will enable. The Company operates in one business segment.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1999 Annual Report on Form 10-K. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

3.  STOCKHOLDERS' EQUITY

    Stock Split

    On March 8, 2000, Redback announced a two-for-one stock split of the outstanding shares of the Company's Common Stock. The stock split was effective on April 3, 2000 for holders of record on March 20, 2000. All share and per share information for all periods has been retroactively restated to reflect this two-for-one Common Stock split unless otherwise noted.

    Other Matters

    On March 8, 2000, the Company's stockholders approved an increase in the number of authorized shares of Common Stock to 200,000,000. The Company's stockholders also approved an increase in the number of authorized shares for the 1999 Stock Incentive Plan from 5,000,000 to 8,000,000, an increase in the number of authorized shares under the 1999 Employee Stock Purchase Plan from 2,000,000 to 3,000,000, and an increase in the number of authorized shares for the 1999 Directors' Option Plan from 400,000 to 800,000. The Company's stockholders also approved automatic increases to the number of authorized shares in each of these plans on an annual basis.

4.  MERGER WITH SIARA SYSTEMS COMPLETED

    On March 8, 2000, Redback and Siara Systems, Inc. ("Siara") completed their merger (the "Merger"). Siara was a development stage company that designed and developed optical access networking products that enable network service providers to offer data at multiple bandwidths to their customers in a cost-effective way and to create new high speed data services. In connection with the Merger, Redback issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock.

    The Company accounted for the Merger under the purchase method of accounting. The consolidated financial statements include the results of operations of Siara commencing on March 9, 2000.

    The purchase price, including the value of options and warrants issued in connection with the Merger and professional fees directly related to the acquisition, was approximately $4.5 billion. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands).

     Tangible assets acquired                                  $    10,078
     Identifiable intangibles acquired:
     In-process research and development                            15,300
     Existing technology                                            13,800
     Noncompete agreements                                          10,000
     In-place workforce                                             27,500
     Goodwill                                                    4,425,180
     Liabilities assumed                                           (35,380)
                                                               -----------
        Net assets acquired                                    $ 4,466,478
                                                               ===========

    Amounts allocated to the non-compete agreements and in-place workforce are being amortized over their estimated useful lives of two and three years, respectively. Amounts allocated to existing technology and goodwill are being amortized over their estimated useful lives of four years.

    In addition, the Company recorded a $15.3 million charge for in-process research and development related to the Merger with Siara during the first quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed.

    The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility has not been achieved and which have no alternative future use at the merger date, assessing the stage and expected date of completion of the research and development effort at the merger date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

    The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Siara had five projects in process that ranged from 24%-80% complete.

    The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted at a rate of 26% to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the merger date.

    The following unaudited pro forma net revenues, net loss and net loss per share data for the three months ended March 31, 2000 and 1999 are based on the respective historical financial statements of the Company and Siara. The pro forma data reflects the consolidated results of operations as if the Merger with Siara occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma data excludes deferred stock compensation amortization recorded in Siara's historical financial statements, as the value of the related options was included in the purchase price, and the charge for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                2000             1999
                                                              ---------        ---------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
     Net revenue                                              $  34,163        $   6,517
     Net loss                                                 $(290,902)       $(287,713)
     Basic and diluted net loss per share                     $   (2.51)       $   (5.02)
     Shares used in basic and diluted net loss per share
       calculation                                              115,919           57,313

5.  NET LOSS PER SHARE

    Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

    The following table presents the calculation of basic and diluted net loss per share:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ------------------------
                                                                       2000            1999
                                                                     ---------       --------
                                                                       (IN THOUSANDS, EXCEPT
                                                                          PER SHARE DATA)
        Net loss .................................................   $ (85,237)      $ (3,801)
                                                                     =========       ========
        Basic and diluted:
             Weighted-average shares of common stock
               outstanding .......................................     102,398         31,264
             Less weighted-average shares subject to repurchase ..     (13,261)       (14,536)
                                                                     ---------       --------
             Weighted-average shares used in computing
               basic and diluted net loss per common share .......      89,137         16,728
                                                                     ---------       --------
        Basic and diluted net loss per common share ..............   $   (0.96)      $  (0.23)
                                                                     =========       ========

    For the three month periods ended March 31, 2000 and 1999, respectively, options to purchase 21,179,497 and 11,625,644 shares of Common Stock at an average exercise price of $28.43 and $0.87 per share, convertible promissory notes convertible into 2,621,500 and no shares of Common Stock and warrants to purchase 692,473 and 535,884 shares of Common Stock at an average exercise price of $2.82 and $0.47 per share, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

6.  SELECTED BALANCE SHEET DATA

                                        MARCH 31,     DECEMBER 31,
                                           2000           1999
                                        ----------       ------
                                            (IN THOUSANDS)
Inventory
     Raw materials                      $    2,049       $3,364
     Finished goods                          1,155          596
                                        ----------       ------
                                        $    3,204       $3,960
                                        ==========       ======

OTHER ASSETS, NET
     Goodwill, net                      $4,355,468
     Other intangible assets, net           50,186
     Other                                  19,756       $6,957
                                        ----------       ------
                                        $4,425,410       $6,957
                                        ==========       ======

ACCRUED LIABILITIES
     Accrued compensation and
       related items                    $   14,938       $4,147
     Accrued professional fees               1,785          480
     Accrued warranty                        1,026          928
     Other                                   5,804        2,438
                                        ----------       ------
                                        $   23,553       $7,993
                                        ==========       ======

7.  BORROWINGS AND COMMITMENTS

    During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (the "Convertible Notes") due in April 2007 raising net proceeds of approximately $486.5 million. The Convertible Notes are subordinated to all existing and future senior debt and to all indebtedness and other liabilities of the Company's subsidiaries. The Convertible Notes are convertible into shares of Redback Common Stock at any time before the close of business on the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares per each $1,000 principal amount of notes that is equivalent to a conversion price of approximately $190.73 per share. After April 3, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price plus accrued interest, provided that the notes will not be redeemed after April 3, 2003 and before April 1, 2005 unless the closing price for the Company's common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes called for redemption or submitted for repurchase up to and including the business day immediately preceding the date fixed for redemption or repurchase. Interest is payable semiannually. The Company paid approximately $13.5 million for debt issuance costs related to the Convertible Notes.

8.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities", or SFAS No. 133, which establishes methods of accounting for derivative financial instruments and hedging activities. Because Redback currently holds no derivative instruments and does not engage in hedging activities, Redback expects that the adoption of SFAS No. 133 will not have a significant impact on its financial position, results of operations or cash flows. Redback will be required to adopt SFAS No. 133 in the first quarter of 2001.

    In December 1999, the SEC issued Staff Accounting Bulletin, or SAB 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to adopt SAB 101 in the second quarter of

2000. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's financial position, results of operations or cash flows.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

ITEM 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" herein.

GENERAL

    Redback Networks Inc. ("Redback") is a leading provider of advanced networking solutions that enable carriers, cable operators and service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback's product lines consist of the Subscriber Management System family and the SmartEdge family. Together, these product lines are designed to enable our customers to create end to end regional networks that will support all major broadband access technologies, as well as the new services that these high speed connections will enable. The Company operates in one business segment.

    On March 8, 2000 Redback and Siara Systems, Inc. ("Siara") announced the completion of their merger. Siara was a development stage company that designed and developed optical access networking products that enable network service providers to offer data at multiple bandwidths to their customers in a cost effective way and to create new high speed data services. In connection with the merger, Redback issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock. The aggregate purchase price, including the value of options and warrants issued in connection with the merger and professional fees directly related to the merger, was approximately $4.5 billion. Results of operations of Siara are included with those of Redback since the merger date. See further discussion regarding the merger in Note 4 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Revenues

    Net revenues increased to $34.2 million in the quarter ended March 31, 2000 from $6.5 million in the same quarter in the prior year, a year-over-year increase of 424%. This increase in net revenues was a result of increased unit sales of the SMS 1000 and the SMS 1800, and increased unit sales of the SMS 500, which was introduced in the first quarter of 1999. The increase in SMS 1000 and SMS 1800 sales was attributable to increased marketplace penetration resulting in new customers as well as repeat sales to existing customers.

Cost of Revenues; Gross Margins

    Gross margin, expressed as a percentage of net revenues, increased in the quarter ended March 31, 2000 as compared to the same quarter in the prior year from 70% to 76%. This increase is primarily due to lower material costs on SMS products as a result of component cost reduction efforts and a decrease in percentage of related overhead costs to revenue resulting from shipments of our products in larger quantities.

Operating Expenses

Research and development. Research and development expenditures increased in the quarter ended March 31, 2000 to $12.1 million from $3.1 million in the year-ago quarter. This increase is primarily attributable to costs incurred to develop the SmartEdge product family following the merger with Siara and an overall increase in development personnel focused on new products and existing product enhancements. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, we expect our research and development expenses to continue to increase in absolute dollars in future periods.

Selling, general and administrative. Selling, general and administrative expenditures increased in the quarter ended March 31, 2000 to $13.3 million from $4.1 million in the year-ago quarter. This increase was mainly due to the hiring of additional sales and administrative personnel, increased commissions resulting from increased sales, and additional marketing expenses. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars in future periods as a result of increases in sales force personnel, commissions on higher revenues, additional marketing activities and costs associated with supporting a growing organization.

    Amortization of intangible assets. Amortization of $70.8 million represents amortization of intangibles related to the merger with Siara. On an annual basis, amortization of intangibles related to the merger with Siara will approximate $1.1 billion.

    In-process research and development (IPR&D). In connection with the merger with Siara, we recorded a $15.3 million charge for IPR&D during the first quarter of 2000 for projects for which technological feasibility has not been achieved and which have no alternative future use.

    The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility has not been achieved and which have no alternative future use at the merger date, assessing the stage and expected date of completion of the research and development effort at the merger date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

    The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Siara had five projects in process that ranged from 24%-80% complete.

    The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted at a rate of 26% to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the merger date.

    Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased from $1.1 million in the first quarter of 1999 to $535,000 in the first quarter of 2000. Deferred stock compensation expense is amortized over the vesting period of the options, generally four years.

Other Income, Expenses and Taxes

    Interest income. Interest income increased to $1.0 million in the quarter ended March 31, 2000 compared to $3,000 in the same period in 1999 due primarily to the interest earned on invested cash and investment balances.

    Interest and other expense. Interest and other expense increased to $311,000 in the quarter ended March 31, 2000 as compared to $29,000 in the same period in 1999, due primarily to additional interest arising from our $500 million offering of Convertible Subordinated Notes as well as liabilities assumed in the merger with Siara.

    Tax provision. We have not recorded a provision for income taxes because we experienced net losses from inception through March 31, 2000. While the Company has generated deferred tax assets during the period, management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against these deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal source of liquidity as of March 31, 2000 consisted of approximately $502.4 million in cash, cash equivalents and short-term investments.

    During the three months ended March 31, 2000, we used $9.7 million from operating activities, as compared to the same period in the prior year where we used $3.7 million in operating activities. The use of cash in the March 31, 2000 quarter was primarily due to an increase in accounts receivable. We anticipate that accounts receivable will continue to increase in the future if our revenues continue to rise.

    Investments in property and equipment increased to $11.2 million in the first quarter of 2000 from $886,000 in the same period in 1999 which consisted primarily of tenant improvements related to our new research and development leased facility space and computer equipment. We expect our capital expenditures to remain at high levels as we further expand our research and development efforts and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth.

    We raised net proceeds of $486.5 million from our issuance of $500 million of 5% Convertible Subordinated Notes which are convertible at any time and due in April 2007. We anticipate using these net proceeds for working capital and other general corporate purposes, including financing growth, product development and capital expenditures. Should the opportunity arise, we may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, partnerships, products or technologies that complement or expand our businesses.

    Since our inception, we have financed our operations through private and public sales of securities, bank borrowings and equipment lease financing. We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, we could be required, or could elect, to raise additional funds during that period and we may need to raise additional capital in the future. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

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

RISK FACTORS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY

      We were founded in August 1996 and only began shipping products in material quantities in the second quarter of 1998. You should consider the risks and difficulties frequently encountered by companies like us who are in new and rapidly evolving markets. Our ability to sell products and services, and the level of success, if any, we achieve, depends, among other things, on the level of demand for broadband access services, which is a new and rapidly evolving market. Our business strategy may be unsuccessful and we may not successfully address the risks we face.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

      We incurred net losses of $4.4 million for the year ended December 31, 1997, $9.9 million for the year ended December 31, 1998 and $7.9 million for the year ended December 31, 1999. As of March 31, 2000, we had an accumulated deficit of approximately $107.6 million. Although we were profitable in the fourth quarter of 1999, we have not had a history of profitability and expect to incur significant net losses in the future as a result of the acquisition of Siara, including operating losses from Siara's research and development and selling, general and administrative expenses.

      To date, we have funded our operations from both private and public sales of equity securities, from bank borrowings and by means of equipment lease financing. We expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability. We may not sustain recent growth rates in our revenues, and we may never achieve sufficient revenue levels to achieve profitability again. If we do achieve profitability in some future period, we cannot be certain that we would sustain profitability on a quarterly or annual basis in the future.

IF REDBACK DOES NOT INTEGRATE SIARA'S TECHNOLOGIES AND OPERATIONS QUICKLY AND EFFECTIVELY, OUR BUSINESS MAY SUFFER SIGNIFICANT DISRUPTIONS

      In order to achieve the benefits of our merger on March 8, 2000 with Siara, we must successfully combine the two businesses. We may not be able to integrate the technologies and operations quickly and smoothly. In the event that our integration with Siara does not go smoothly, serious harm to our business, financial condition and prospects may result. Integrating the two businesses will entail significant diversion of our management's time and attention. The integration of Siara's technology, products and services may require the partial or wholesale conversion or redesign of some or all of our technologies, products and services. In addition, we may be required to spend additional time or money on integration that would otherwise have been spent on developing our business and services or other matters.

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS GENERALLY

      We expect to continue our acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the net assets of the acquired businesses. As a result, we would be required to record material goodwill and other intangible assets that would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

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

      -  unexpected delays in product shipments due to component shortages;

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

      We rely on a limited number of third-party manufacturers to build our products. Any interruption in the operations of such manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers. This would cause significant variations in our quarterly operating results and our business, results of operations and financial condition would be materially adversely affected.

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

OUR LENGTHY AND VARIABLE SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT IF OR WHEN A SALE WILL BE MADE

      The timing of our sales revenue is difficult to predict because of the length and variability of the sales cycle for our products. Customers often view the purchase of our products as a significant and strategic decision. The process frequently results in a lengthy sales cycle, typically ranging from three months to over one year. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unplanned administrative, processing and other delays. This is particularly true for larger customers for whom our products represent a very small percentage of their overall purchase activities. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter or at all, our business, results of operations and financial condition could be materially adversely affected.

IN ANY QUARTER, A SMALL NUMBER OF CUSTOMERS ARE LIKELY TO ACCOUNT FOR A SUBSTANTIAL MAJORITY OF OUR REVENUE

      In each of the nine quarters in the period ended March 31, 2000, we have had at least one customer that accounted for 15% or more of our total revenue in the quarter. In the first quarter of 2000, Bell Atlantic accounted for 25% of our total revenue and GTE accounted for 13% of our total revenue. For the twelve months ended December 31, 1999, sales to Bell Atlantic and Southwestern Bell Information Systems, a subsidiary of SBC, accounted for 24% and 11%. We anticipate that a small number of customers with large orders will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. If our customers alter their purchasing habits or reevaluate their need for our products, or if we fail to receive a large order in any future period, our business, results of operations and financial condition would be materially adversely affected.

WE ARE CURRENTLY ENTIRELY DEPENDENT ON THE SMS PRODUCT FAMILY

      The SMS 1000, SMS 500 and SMS 1800 are the only products that we currently sell. We intend to introduce new products and enhancements to existing products in the future. We cannot be certain that the SMS 1800 or the SMS 500 or any future products will achieve widespread market acceptance. Our inability to timely and successfully introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could materially adversely affect our business, results of operations and financial condition.

THERE ARE A LIMITED NUMBER OF POTENTIAL CUSTOMERS FOR OUR SMS 1000 AND SMS 1800

      To date, substantially all of our revenues have been derived from sales and service related to the SMS 1000 and SMS 1800 products. The SMS 1000 and SMS 1800 and any other new high-end product that we may develop and introduce in the future are marketed primarily to large customers. There are only a limited number of large existing and potential customers and this number is not expected to increase significantly in the future.

IF OUR PRODUCTS DO NOT ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS AND DEMANDS, OUR BUSINESS WOULD BE ADVERSELY AFFECTED

      Many of our customers require product features and capabilities that our products may not have. The requirement that we add features to our products in order to achieve a sale may result in a longer sales cycle, increased research and development expenses and reduced margins on our products. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. Our failure to develop products or offer services that satisfy customer requirements would materially adversely affect our business, results of operations and financial condition.

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

WE NEED TO GAIN ACCEPTANCE IN OTHER BROADBAND ACCESS MARKETS

      To date, we have derived substantially all of our revenues from sales of the SMS family products for use in the digital subscriber line market for broadband access. We intend to expend a substantial amount of time and resources to achieve market acceptance of our products in other markets, including the cable, wireless and optical markets. We may be unable to simultaneously or effectively address evolving demands in these markets, and customers in these markets may choose to implement competing technologies or products. In addition, if our competitors gain market acceptance in these markets first, it will be difficult, if not impossible, for us to gain subsequent market acceptance in these markets. If we are unable to achieve acceptance of our products in these markets, our ability to generate revenues will be limited, and our business, results of operations and financial condition would be materially adversely affected.

WE EXPECT INCREASED COMPETITION

      We may be unable to compete successfully with current or future competitors. If we do not compete successfully against current or future competitors, our business, results of operations and financial condition will be materially adversely affected. Currently, competition in our market is intense. The broadband access markets we are targeting, including digital subscriber line, cable, wireless and optical, are new and rapidly evolving and we expect these markets to become highly competitive in the future. In addition, we expect new competitors to emerge in the broadband access market as that market evolves due to technological innovation and regulatory changes. We face actual and potential competition from public and private companies providing routers connecting to the Internet backbone, access concentrators and subscriber aggregation systems. For instance, Cisco Systems, Inc., the leading provider of routers connecting to the Internet backbone, offers products that compete directly with our products, and also provides a comprehensive range of broadband access systems and network access systems.

      We expect companies that offer access concentrators and routers to incorporate some subscriber management functionality into their products. These companies include Nortel Networks, which acquired Shasta Networks, a private company providing subscriber management services, and Ascend, which was acquired by Lucent Technologies. In addition, there are several other private companies that provide subscriber management features in access concentrators or routing platforms.

      Many of our principal competitors, including Alcatel, Cisco, Fujitsu, Lucent Technologies, Nortel Networks, Siemens/Unisphere and some companies that may compete with us in the future, are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage that would materially adversely affect our business, results of operations and financial condition.

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

THE ACCOUNTING TREATMENT OF THE SIARA MERGER WILL RESULT IN SIGNIFICANT CHARGES TO OUR OPERATIONS

      We are accounting for the merger with Siara as a purchase under generally accepted accounting principles. The results of operations of Siara are included in our consolidated financial statements for all periods after March 8, 2000. The purchase price has been allocated to Siara's assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over the fair value of the net tangible assets of Siara acquired has been recorded as goodwill and other intangible assets and will be amortized by charges to operations under generally accepted accounting principles. This amount of goodwill and other intangible assets is significant. Our annual amortization of goodwill and other intangible assets is currently estimated to be approximately $1.1 billion per year, which will have a significant negative impact on our operating results and could cause our stock price to decline.

WE ARE DEPENDENT ON A LIMITED NUMBER OF CONTRACT MANUFACTURERS

      We currently use a single third-party manufacturer, Electromax, to assemble our SMS products. We may not be able to effectively manage our relationship with Electromax and Electromax may not meet our future requirements for timely delivery. We have no written agreement with Electromax. In addition, we intend to use Flash Electronics as our primary contractor to assemble our SmartEdge products once they are market ready. We have relationships with a limited number of other third-party manufacturers, one of which currently builds our prototypes. Although these other third-party manufacturers are capable of building our products, any interruption in the operations of our contract manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers, which could cause the loss of existing or potential customers and could materially adversely affect our business, results of operations and financial condition.

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

SOME OF THE KEY COMPONENTS IN OUR PRODUCTS COME FROM SINGLE OR LIMITED SOURCES OF SUPPLY

      We currently purchase several key components used in our products from single or limited sources of supply. These manufacturers include Altera, Brooktree, Connector Technologies, Foresight, Intel, Level One, Powerspec, Siemens and Ziatech. In addition, we rely on Wyle Electronics and LSI Logic as our foundry for a number of our application specific integrated circuits, or ASICs, and IBM Microelectronics as a foundry for other ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our manufacturers, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our business, results of operations and financial condition. In addition, qualifying additional suppliers is time-consuming and expensive.

WE DEPEND ON THIRD-PARTY TECHNOLOGY FOR OUR SMARTEDGE PRODUCT

      Cerent Corporation has granted Siara a non-exclusive license to technology related to two ASICs and parts of Cerent's system-level hardware technology that are used in the SmartEdge product. In November 1999, Cerent was acquired by Cisco Systems, a provider of networking products and a significant competitor of ours. Although we believe we have sufficient rights to this Cerent technology to conduct our business as currently conducted, we do not have a business relationship with Cisco. Any loss of access to the technology that is the subject of the agreement with Cerent would seriously harm our business.

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

WE MAY BE UNABLE TO RETAIN EMPLOYEES OR PROPERLY MANAGE GROWTH

      We have expanded our operations rapidly since our inception. The number of our employees increased from 39 on February 28, 1998 to approximately 580 by the end of the first quarter of 2000.

      Our success depends in part on the continued service of certain key Siara personnel. Despite our efforts to hire and retain quality employees, we might lose some of these employees now that the merger is closed. Although similar, Redback and Siara have different corporate cultures and Siara employees may be unwilling to work for a larger company. Competitors may also recruit Siara employees during integration, as is common in high technology mergers. In addition, many Siara employees have acquired significant amounts of our common stock or vested stock options in the merger, which could provide them with substantial amounts of cash. As a result, employees from Siara could leave with little or no prior notice. We cannot assure you that we will be able to attract, retain and integrate employees to develop and use the Siara technology following the merger.

      Similarly, our future performance depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. We intend to continue to expand in order to pursue existing and potential market opportunities and are in the process of hiring additional engineering and sales personnel. Our ability to continue to attract and retain highly skilled personnel is a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may fail to attract, assimilate or retain qualified personnel to fulfill our current or future needs. If we fail, our business, results of operations and financial condition could be materially adversely affected. Our planned rapid growth places a significant demand on management and financial and operational resources.

IF WE BECOME SUBJECT TO UNFAIR HIRING CLAIMS, WE COULD INCUR SUBSTANTIAL COSTS IN DEFENDING AGAINST THESE CLAIMS

      Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have received in the past, and may receive in the future, claims of this kind as we seek to hire qualified personnel and those claims may result in material litigation. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves from such claims could divert the attention of our management away from our operations.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION OF THE COMMUNICATIONS INDUSTRY

      The jurisdiction of the Federal Communications Commission, or FCC, extends to the communications industry, to our customers and to the products and services that our customers sell. Future FCC regulations, or regulations established by other regulatory bodies, may slow or end the growth of the broadband access services industry. Regulation of our customers may materially harm our business and financial condition. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into broadband access markets. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. The delays that these governmental processes entail may cause order cancellations or postponements or product purchases by our customers, which would materially harm our business, results of operations and financial condition.

OUR PLANNED EXPANSION TO INTERNATIONAL MARKETS WILL INVOLVE NEW RISKS

      In 1998 and 1999, we derived approximately 15% and 7%, respectively, of our revenues from sales to customers outside of the United States. Our ability to achieve future success will depend in part on the expansion of our international sales and operations. International operations are generally subject to a number of risks, including:

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

WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

      The development and marketing of new products, particularly Siara's products, which are not yet complete, will require a significant commitment of resources. Likewise, the expansion of our operations and reseller channels as a result of the merger will require significant resources.

      Furthermore, if the market for broadband access develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. While we believe that our existing capital resources are adequate to meet our current needs, we may require additional capital in the future. Additional capital may not be available to us at all, or, if available, may be available only on unfavorable terms. Any inability to raise additional capital when we require it would materially adversely affect our business, results of operations and financial condition.

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS

      We are required to generate cash sufficient to pay all amounts due on the convertible debt notes and to conduct our business operations. Currently, our earnings are insufficient to cover our anticipated debt service obligations, and this may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

SUBSTANTIAL LEVERAGE AND DEBT SERVICE OBLIGATIONS MAY ADVERSELY AFFECT OUR CASH FLOW

      We have substantial amounts of outstanding indebtedness, and we also may obtain additional long-term debt and working capital lines of credit. As a result of this indebtedness, our principal and interest payment obligations will increase substantially. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.

      Our substantial leverage could have significant negative consequences, including:

      - increasing our vulnerability to general adverse economic and industry conditions;

      -  limiting our ability to obtain additional financing;

      - requiring the dedication of a substantial portion of our cash from operations to service our indebtedness, thereby reducing the amount of our cash available for other purposes, including capital expenditures;

      - limiting our flexibility in planning for, or reacting to, changes in our business and the industry which we compete; and

      - placing us at a possible competitive disadvantage vis-a-vis less leveraged competitors and competitors that have better access to capital resources.

WE MAY BE UNABLE TO REPURCHASE THE NOTES

      At maturity, the entire outstanding principal amount of the convertible notes will become due and payable. In addition, if a change in control occurs, each holder of the notes may require us to repurchase all or a portion of that holder's notes. At maturity or if a change in control occurs, we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount or repurchase price due. Under the terms of the indenture for the notes, we may elect, if we meet certain conditions, to pay the repurchase price with shares of common stock. Our borrowing arrangements or agreements relating to senior debt to which we become a party may contain restrictions on, or prohibitions against, our repurchases of the notes. If the maturity date or change in control occurs at a time when our other arrangements prohibit us from repurchasing the notes, we could try to obtain the consent of the lenders under those arrangements to purchase the notes, or we could attempt to refinance these borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance these borrowings, we will be unable to repurchase the notes. In that case, our failure to repurchase any tendered notes or notes due upon maturity would constitute an event of default under the indenture. Any such default, in turn, may cause a default under the terms of our senior debt. As a result, in those circumstances, the subordination provisions of the indenture would, absent a waiver, prohibit any repurchase of the notes until we pay the senior debt in full.

PROVISIONS OF OUR CHARTER DOCUMENTS MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN OUR CONTROL

    Provisions of our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    As of March 31, 2000, the Company maintained cash and cash equivalents of $7.1 million and short-term investments of $495.4 million. The Company also has long term debt and capital leases with fixed interest rates totaling $516.0 million. If interest rates were to decrease by 10%, the Company's net loss could increase by approximately $2.5 million, as the Company's short-term investments would yield less interest income when the amounts were reinvested at maturity at the lower interest rates.

    Redback's sales to customers in foreign countries are denominated in U.S. dollars. Accordingly, the company is not directly exposed to market risks from currency exchange rate fluctuations. However, significant fluctuations in foreign exchange rates relative to the U.S. dollar could impact our customers' ability to pay for our products. Any changes in foreign exchange rates relative to the U.S. dollar could have a material adverse effect on Redback's financial position, results of operations and cash flow.

PART II.  OTHER INFORMATION

                              REDBACK NETWORKS INC.


ITEM 1.  LEGAL PROCEEDINGS.

        Redback is not aware of any pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, results of operations or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly engaged in unfair hiring practices or infringed third-party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The share numbers indicated below have not been adjusted for the two-for-one Common Stock split effected April 3, 2000.

        The Annual Meeting of Stockholders of Redback Networks was held on March 7, 2000 in Sunnyvale, California. Of the total 44,135,869 shares outstanding as of the record date, 36,676,126 shares (83.10%) were present or represented by proxy at the meeting. The table below presents the voting results of election of the Company's Board of Directors:

                             VOTES FOR           VOTES WITHHELD
                             ---------           --------------
Dennis Barsema               36,613,549              62,577
James R. Flach               36,613,579              62,547
William Kurtz                36,613,479              62,647
Pierre R. Lamond             36,607,244              68,882
Daniel Warmenhoven           36,447,329             228,797

        The stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants of the company. The proposal received 35,569,238 affirmative votes, 422,329 negative votes, 533,426 abstentions and zero non-votes.

        The Special Meeting of Stockholders of Redback Networks was held on March 8, 2000 in Sunnyvale, California. Of the total 44,135,869 shares outstanding as of the record date, 35,614,601 shares (80.69%) were present or represented by proxy at the meeting.

        The stockholders approved and adopted the Merger Agreement with Siara Systems, Inc. and approved the issuance of 31,341,986 pursuant to the Merger Agreement. The proposal received 34,929,410 affirmative votes, 667,705 negative votes, 17,486 abstentions, and zero non-votes.

        The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares authorized from 80,000,000 to 200,000,000. The proposal received 33,678,061 affirmative votes, 1,915,453 negative votes, 21,087 abstentions, and zero non-votes.

        The stockholders approved an amendment to the 1999 Stock Incentive Plan to increase the number of shares reserved for issuance from 5,000,000 to 8,000,000 and to increase the number of shares of by which the share reserve will automatically increase on an annual basis from the lesser of 3,000,000 or 5% of the total number of shares outstanding at the time of the increase to the lesser of 5,000,000 or 5% of the total number of shares outstanding at the time of the increase. The proposal received 18,740,807 affirmative votes, 16,801,558 negative votes, 72,236 abstentions, and zero non-votes

        The stockholders approved an amendment to the 1999 Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 2,000,000 to 3,000,000 and to increase the number of shares of by which the share reserve will automatically restored on an annual basis from 2,000,000 to 3,000,000. The proposal received 29,635,194 affirmative votes, 5,949,537 negative votes, 29,870 abstentions, and zero non-votes.

        The stockholders approved an amendment to the 1999 Directors' Option Plan to increase the number of shares reserved for issuance from 400,000 to 800,000 and to increase the number of shares of by which the share reserve will automatically restored on an annual basis from 400,000 to 800,000. The proposal received 19,958,731 affirmative votes, 15,602,794 negative votes, 53,076 abstentions, and zero non-votes.

ITEM 5.  OTHER INFORMATION.

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

Exhibit No.    Description
-----------    -----------
 3.1           Amended and Restated Certificate of Incorporation of
               Redback Networks Inc.

 4.1* Form of Note for Registrant's 5% Convertible Subordinated Note, due April 1, 2007
 4.2           Indenture, dated as of March 29, 2000, between Registrant and
               Norwest Bank Minnesota, National Association, as trustee
 4.3           Registration Rights Agreement, dated March 29, 2000, among
               Registrant and Goldman, Sachs & Co., FleetBoston Robertson
               Stephens Inc., Dain Rauscher Incorporated, Lehman Brothers Inc.
               and U.S. Bancorp Piper Jaffray Inc.
27.1           Financial Data Schedule

---------------
* Included as an exhibit to the Indenture under Exhibit 4.2

(b)     Reports on Form 8-K

        On March 20, 2000, pursuant to Item 2 to report the acquisition of Siara Systems, Inc. on March 8, 2000 and pursuant to Item 5 to report the stock split to be distributed on April 3, 2000.

        On March 21, 2000, pursuant to Item 5 to report information set forth in the Registrant's press release dated March 16, 2000.

                              REDBACK NETWORKS INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REDBACK NETWORKS INC.

Date:   May  11, 2000                  By: /s/ Craig M. Gentner
                                       ----------------------------------
                                       Craig M. Gentner
                                       Sr. Vice President of Finance,
                                       Chief Financial Officer and
                                       Secretary (Duly Authorized Officer
                                       and Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
 3.1           Amended and Restated Certificate of Incorporation of
               Redback Networks Inc.
 4.1*          Form of Note for Registrant's 5% Convertible Subordinated Note,
               due April 1, 2007
 4.2           Indenture, dated as of March 29, 2000, between Registrant and
               Norwest Bank Minnesota, National Association, as trustee
 4.3           Registration Rights Agreement, dated March 29, 2000, among
               Registrant and Goldman, Sachs & Co., FleetBoston Robertson
               Stephens Inc., Dain Rauscher Incorporated, Lehman Brothers Inc.
               and U.S. Bancorp Piper Jaffray Inc.
27.1           Financial Data Schedule

---------------
* Included as an exhibit to the Indenture under Exhibit 4.2