Form 10-Q
period 2000-06-30
REDBACK NETWORKS INC
filed 2000-08-14
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 2000 was 148,618,192 shares.

REDBACK NETWORKS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2000	1999

ASSETS
Current assets:
Cash and cash equivalents	$222,418	$13,888
Short-term investments	269,492	43,072
Accounts receivable, net	36,897	15,429
Inventories	4,353	3,960
Other current assets	11,015	1,374

Total current assets	544,175	77,723

Property and equipment, net	33,550	10,150
Other assets, net	4,145,841	6,957

Total assets	$4,723,566	$94,830

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings, current	$40	$123
Capital lease obligations, current	2,302	755
Accounts payable	25,854	9,109
Accrued liabilities	30,430	7,993
Deferred revenue	13,307	9,945

Total current liabilities	71,933	27,925

Convertible subordinated notes	500,000	—
Capital lease obligations and other notes payable, less
current portion	7,705	1,012

Total liabilities	579,638	28,937

Stockholders' equity:
Convertible Preferred Stock: $0.0001 par value; 10,000
shares authorized; none issued and outstanding	—	—
Common Stock, par value $0.0001 per share; 750,000 shares
authorized; 148,618 and 87,794 shares issued and
outstanding, respectively	4,545,832	91,638
Deferred stock compensation	(2,217)	(3,266)
Notes receivable from stockholders	(5,730)	(131)
Other comprehensive income	288	—
Accumulated deficit	(394,245)	(22,348)

Total stockholders' equity	4,143,928	65,893

Total liabilities and stockholders' equity	$4,723,566	$94,830

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2000	1999	2000	1999

Net revenues	$48,728	$11,087	$82,891	$17,604
Cost of revenues	14,853	3,291	23,150	5,262

Gross margin	33,875	7,796	59,741	12,342

Operating expenses:
Research and development (excluding amortization
of deferred stock compensation of $190, $421, $388
and $820, respectively)	23,783	4,133	35,922	7,238
Selling, general and administrative (excluding
amortization of deferred stock compensation of
$324, $718, $661 and $1,397, respectively)	16,597	6,519	29,852	10,657
Amortization of intangible assets	279,630	—	350,234	—
In-process research and development	—	—	15,300	—
Amortization of deferred stock compensation	514	1,139	1,049	2,217

Total operating expenses	320,524	11,791	432,357	20,112

Loss from operations	(286,649)	(3,995)	(372,616)	(7,770)
Interest and other income	7,493	365	8,534	368
Interest and other expense	(7,504)	(107)	(7,815)	(136)

Net loss	$(286,660)	$(3,737)	$(371,897)	$(7,538)

Basic and diluted net loss per share	$(2.41)	$(0.08)	$(3.58)	$(0.24)

Shares used in computing net loss per share	118,730	45,052	103,957	30,892

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(371,897)	$(7,538)
Adjustments to reconcile net loss to net cash used in	—	—
operating activities:	—	—
Depreciation and amortization	355,322	915
Amortization of deferred stock compensation	1,049	2,217
In-process research and development	15,300	—
Other noncash charges	—	330
Changes in assets and liabilities, net of effects of acquisition:	—	—
Accounts receivable, net	(21,468)	(6,720)
Inventory	(393)	(1,885)
Other current assets	(8,769)	(369)
Other assets	(9,297)	(183)
Accounts payable	12,437	4,372
Accrued liabilities	20,113	2,668
Deferred revenue	3,362	3,000

Net cash used in operating activities	(4,241)	(3,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,175)	(1,705)
Purchases of short-term investments	(226,132)	(5,640)
Other investments	(11,160)	—
Acquisition, net of cash acquired	(18,454)	—

Net cash used in investing activities	(274,921)	(7,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes	486,443	—
Proceeds from the issuance of convertible preferred stock, net	—	491
Proceeds from the issuance of common stock, net	7,687	61,191
Principal payments under capital lease obligations	(6,355)	(306)
Proceeds from bank borrowings	—	2,500
Repayments of bank borrowings	(83)	(4,123)

Net cash provided by financing activities	487,692	59,753

Net increase in cash and cash equivalents	208,530	49,215
Cash and cash equivalents at beginning of period	13,888	8,189

Cash and cash equivalents at end of period	$222,418	$57,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$243	$179

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:
Property and equipment acquired under capital leases	$—	$768

Issuance of Common Stock in merger with Siara Systems	$4,447,297

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  DESCRIPTION OF BUSINESS

      Redback Networks Inc. (the "Company" or "Redback") was incorporated in Delaware on August 30, 1996. Redback is a leading provider of advanced networking solutions that enable carriers, cable operators and service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback's product lines consist of the Subscriber Management System family and the SmartEdge family. Together, these product lines are designed to enable our customers to create end-to-end regional networks that will support all major broadband access technologies, as well as the new services that these high-speed connections will enable. Redback’s Subscriber Management System, or SMS, products connect and manage large numbers of subscribers across all major high-speed access technologies, including digital subscriber line, cable and wireless. Redback’s SmartEdge optical networking and multi-service products are being developed to simplify the architecture of today’s regional voice and data networks, as well as improve their capacity and performance. Redback sells its products through a direct sales force, resellers and distribution partners. The Company operates in one business segment.

2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 1999 Annual Report on Form 10-K and the unaudited financial statements included in the Company’s 2000 first quarter filing on Form 10-Q. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

3.  STOCKHOLDERS' EQUITY

    Amendment of Authorized Shares of Common Stock

    On June 8, 2000, the Company's stockholders approved an increase in the number of authorized shares of Common Stock from 200,000,000 to 750,000,000.

    Stock Split

    On March 8, 2000, Redback announced a two-for-one stock split of the outstanding shares of the Company's Common Stock. The stock split was effective on April 3, 2000 for holders of record on March 20, 2000. All share and per share information for all periods has been retroactively restated to reflect this two-for-one Common Stock split.

4.    NET LOSS PER SHARE

    Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2000 and 1999, less shares subject to repurchase.

    The following table presents the calculation of basic and diluted net loss per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2000	1999	2000	1999

	(IN THOUSANDS, EXCEPT		(IN THOUSANDS, EXCEPT
	PER SHARE DATA)		PER SHARE DATA)
Net loss	$(286,660)	$(3,737)	$(371,897)	$(7,538)

Basic and diluted:
Weighted-average shares of common stock
outstanding	147,666	57,964	125,699	44,396
Less weighted-average shares subject to repurchase	(28,936)	(12,912)	(21,742)	(13,504)

Weighted-average shares used in computing
basic and diluted net loss per share	118,730	45,052	103,957	30,892

Basic and diluted net loss per share	$(2.41)	$(0.08)	$(3.58)	$(0.24)

     For the three and six month periods ended June 30, 2000, options to purchase 19,015,504 and 21,106,175 shares of Common Stock at an average exercise price of $20.97 and $24.76 per share, respectively, convertible promissory notes convertible into 2,621,500 shares of Common Stock and warrants to purchase 451,400 shares of Common Stock and an average exercise price of  $1.30, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

    Also, for both the three and six month periods ended June 30, 1999, options to purchase 14,745,144 shares of  Common Stock at an average exercise price of $1.70 per share and warrants to purchase 635,884 shares of Common Stock at an average exercise price of $1.30, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

5.    MERGER WITH SIARA SYSTEMS COMPLETED

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

Tangible assets acquired	$16,381
Identifiable intangibles acquired:
In-process research and development	15,300
Existing technology	13,800
Noncompete agreements	10,000
In-place workforce	27,500
Goodwill	4,419,207
Liabilities assumed	(35,619)

Net assets acquired	$4,466,569

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

     The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the merger date, assessing the stage and expected date of completion of the research and development effort at the merger date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

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

     The following unaudited pro forma net revenues, net loss and net loss per share data for the six months ended June 30, 2000 and 1999 are based on the respective historical financial statements of the Company and Siara. The pro forma data reflects the consolidated results of operations as if the Merger with Siara occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma data excludes deferred stock compensation amortization recorded in Siara's historical financial statements, as the value of the related options was included in the purchase price, and the charge for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company's results of operations that might have occurred had the transaction been completed at the beginning of the periods specified, and do not purport to represent what the Company's consolidated results of operations might be for any future period.

	SIX MONTHS ENDED
	JUNE 30,

	2000	1999

	(IN THOUSANDS,
	EXCEPT PER SHARE DATA)
Net revenue	$82,891	$17,604
Net loss	$(577,562)	$(574,779)
Basic and diluted net loss per share	$(4.90)	$(9.20)
Shares used in basic and diluted net loss per share
calculation	117,825	62,455

6. SELECTED BALANCE SHEET DATA

	JUNE 30,	DECEMBER 31,
	2000	1999

	(IN THOUSANDS)
INVENTORY
Raw materials	$2,729	$3,364
Finished goods	1,624	596

	$4,353	$3,960

OTHER ASSETS, NET
Goodwill, net	$4,073,169	—
Other intangible assets, net	45,786	—
Other	26,886	$6,957

	$4,145,841	$6,957

ACCRUED LIABILITIES
Accrued compensation and
related items	$10,024	$4,147
Accrued interest	6,389	—
Accrued sales commission	4,118	1,000
Accrued warranty	2,020	928
Other	7,879	1,918

	$30,430	$7,993

7.    BORROWINGS AND COMMITMENTS

     During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (the "Convertible Notes") due in April 2007 raising net proceeds of approximately $486.5 million. The Convertible Notes are subordinated to all existing and future senior debt and to all indebtedness and other liabilities of the Company's subsidiaries. The Convertible Notes are convertible into shares of Redback Common Stock at any time before the close of business on the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. After April 3, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price plus accrued interest. However, the notes will not be redeemed after April 3, 2003 and before April 1, 2005 unless the closing price for the Company's common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption.  Each holder of the Convertible Notes may convert their notes prior to redemption of repurchase.  Interest is payable semiannually.  The Company paid approximately $13.5 million for debt issuance costs related to the Convertible Notes.

8.    COMPREHENSIVE INCOME

     Other comprehensive income for both the three and six month periods ended June 30, 2000 consisted of an unrealized gain on investments of $288,000. Other comprehensive income for all other periods is not material.

 9.    SUBSEQUENT EVENT

     On July 31, 2000, the Company signed a definitive agreement to acquire Abatis Systems of Vancouver, British Columbia for common stock valued at approximately $636 million based on the closing price of Redback's stock on July 31, 2000. The Company will issue approximately 5.2 million shares of its common stock in the transaction, which is expected to close in the third or fourth quarter of 2000.

 10.     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities," or SFAS No. 133, which establishes methods of accounting for derivative financial instruments and hedging activities. Because Redback currently holds no derivative instruments and does not engage in hedging activities, Redback expects that the adoption of SFAS No. 133 will not have a significant impact on its financial position, results of operations or cash flows. Redback will be required to adopt SFAS No. 133 in the first quarter of 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin, or SAB 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to adopt SAB 101 in the fourth quarter of 2000. At this time, the Company is still assessing the impact of SAB 101 on its financial position and results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on the historical financial position or results of operations of the Company.

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading "Risk Factors" herein.

GENERAL

     Redback Networks Inc. ("Redback") is a leading provider of advanced networking solutions that enable carriers, cable operators and service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback's product lines consist of the Subscriber Management System family and the SmartEdge family. Together, these product lines are designed to enable our customers to create end to end regional networks that will support all major broadband access technologies, as well as the new services that these high speed connections will enable. Redback's Subscriber Management System, or SMS, products connect and manage large numbers of subscribers across all major high-speed access technologies, including digital subscriber line, cable and wireless. Redback's SmartEdge optical networking and multi-service products are being developed to simplify the architecture of today's regional voice and data networks, as well as improve their capacity and performance. Redback sells its products through a direct sales force, resellers and distribution partners. The Company operates in one business segment.

     On March 8, 2000 Redback and Siara Systems, Inc. ("Siara") completed their merger. Siara was a development stage company that designed and developed optical access networking products that enable network service providers to offer data at multiple bandwidths to their customers in a cost-effective way and to create new high speed data services. In connection with the merger, Redback issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock. The aggregate purchase price, including the value of options and warrants issued in connection with the merger and professional fees directly related to the merger, was approximately $4.5 billion. Results of operations of Siara are included with those of Redback since the merger date. See further discussion regarding the merger in Note 5 to the Condensed Consolidated Financial Statements.

     On July 31, 2000, the Company signed a definitive agreement to acquire Abatis Systems of Vancouver, British Columbia for common stock valued at approximately $636 million based on the closing price of the Company's stock on July 31, 2000. The Company will issue approximately 5.2 million shares of its common stock in the transaction, which is expected to close in the third or fourth quarter of 2000.

RESULTS OF OPERATIONS

Net Revenues

     Net revenues increased to $48.7 million for the three months ended June 30, 2000 from $11.1 million over the same three months in the prior year, a year-over-year increase of 340%. Net revenues increased to $82.9 million for the six months ended June 30, 2000 from $17.6 million over the same six months in the prior year, a year over year increase of 371%.

     This increase in net revenues was a result of increased units sales of the SMS 1000, the SMS 1800, and the SMS 500, and sales of the SMS 10000, which was introduced in the second quarter of 2000. The increases in the sales of SMS 1000, SMS 1800 and SMS 10000 were attributable to an increased market penetration resulting in new customers as well as repeat sales to existing customers.

Cost of Revenues; Gross Margins

     Gross margin, expressed as a percentage of net revenues, remained the same for the three months ended June 30, 2000 as compared to the same period in the prior year at 70%. It increased for the six months ended June 30, 2000 as compared to the same period in the prior year from 70% to 72%.

     The increase in gross margin in the six months ended June 30, 2000 as compared to the same period ended June 30, 1999, is primarily due to lower material costs on SMS products as a result of component cost reduction efforts and a decrease in percentage of related overhead costs to revenue resulting from shipments of our products in larger quantities.

Operating Expenses

     Research and development. Research and development expenditures increased in the three and six months ended June 30, 2000 to $23.8 million from $4.1 million, and to $35.9 million from $7.2 million in the comparable prior year periods. These increases are primarily attributable to costs incurred to develop the SmartEdge product family and an overall increase in development personnel focusing on new products and existing product enhancements in part due to the merger with Siara. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, we expect our research and development expenses to continue to increase in future periods.

     Selling, general and administrative. Selling, general and administrative expenditures increased in the three and six months ended June 30, 2000 to $16.6 million from $6.5 million, and to $29.9 million from $10.7 million in the comparable prior year periods. This increase was mainly due to the hiring of additional sales and administrative personnel in part due to the merger with Siara, increased commissions resulting from increased sales and additional marketing expenses. We anticipate that selling, general and administrative expenses will continue to increase in future periods for the reasons mentioned above.

     Amortization of intangible assets. Amortization of $279.6 million and $350.2 million for the three and six months ended June 30, 2000 represents amortization of intangibles related to the merger with Siara. On an annual basis, amortization of intangibles related to the merger with Siara will approximate $1.1 billion.

     In-process research and development (IPR&D). In connection with the merger with Siara, we recorded a $15.3 million charge for IPR&D during the first quarter of 2000 for projects for which technological feasibility had not been achieved and which have no alternative future use.

     The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the merger date, assessing the stage and expected date of completion of the research and development effort at the merger date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

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

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased in the three and six months ended June 30, 2000 from $1.1 million to $514,000 and from $2.2 million to $1.0 million in the comparable prior year periods. Deferred stock compensation expense results from compensatory option grants in prior years and is amortized over the vesting period of the options, generally four years.

Other Income, Expenses and Provision for Income Taxes

     Interest income. Interest income increased to $7.5 million and $8.5 million for the three and six months ended June 30, 2000 as compared to $365,000 and $368,000 for the same periods in 1999 due primarily to the interest earned on larger invested cash and investment balances. The increase in cash and investment balances can be primarily attributed to the issuance of $500 million of Convertible Subordinated Notes in March 2000.

     Interest expense. Interest expense increased to $7.5 million and $7.8 million for the three and six months ended June 30, 2000 as compared to $107,000 and $136,000 for the same periods in 1999, due primarily to additional interest expense arising from our $500 million offering of Convertible Subordinated Notes.

     Provision for Income Taxes. We have not recorded a provision for income taxes because we have experienced net losses from inception through June 30, 2000. While the Company has generated deferred tax assets during the period, management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against these deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of liquidity as of June 30, 2000 consisted of approximately $491.9 million in cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through both private and public sales of debt and equity securities, bank borrowings and equipment lease financing.

     During the six months ended June 30, 2000, we used $4.2 million from operating activities, as compared to the same period in the prior year where we used $3.2 million in operating activities. The use of cash in the six months ended June 30, 2000 was primarily due to an increase in accounts receivable offset by an increase in accounts payable and accrued liabilities. We anticipate that accounts receivable and accounts payable will continue to increase in the future if our business continues to grow and revenues continue to rise.

     Investments in property and equipment increased to $19.2 million in the six months ended June 30, 2000 from $1.7 million in the same period in 1999 which consisted primarily of computer equipment and tenant improvements related to our new research and development facility. We expect our capital expenditures to remain at high levels as we further expand our research and development efforts and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

     We incurred net losses of $4.4 million for the year ended December 31, 1997, $9.9 million for the year ended December 31, 1998 and $7.9 million for the year ended December 31, 1999. As of June 30, 2000, we had an accumulated deficit of approximately $394.2 million. Although we were profitable in the fourth quarter of 1999, we have not had a history of profitability and expect to incur significant net losses in the future as a result of the acquisition of Siara, including operating losses from research and development expense, selling, general and administrative expense, and amortization of intangible assets.

     To date, we have funded our operations from both private and public sales of debt and equity securities, sales of convertible notes, from bank borrowings and by means of equipment lease financing. We expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability. We may not sustain recent growth rates in our revenues, and we may never achieve sufficient revenue levels to achieve profitability again. If we do achieve profitability in some future period, we cannot be certain that we would sustain profitability on a quarterly or annual basis in the future.

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS GENERALLY

     We expect to continue our acquisition and expansion strategy. Future acquisitions, including the pending acquisition of Abatis, could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the net assets of the acquired businesses. As a result, we would be required to record material goodwill and other intangible assets that would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Further, we must successfully combine the acquired businesses. We may not be able to integrate the technologies and operations quickly and smoothly. In the event that our integration does not go smoothly, serious harm to our business, financial condition and prospects may result. Integrating the two businesses entails significant diversion of management's time and attention. The integration of technology, products and services may require the partial or wholesale conversion or redesign of some or all of our technologies, products and services or those of the acquired business. In addition, we may be required to spend additional time or money on integration that would otherwise have been spent on developing our business and services or other matters.

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

 - unanticipated requirements to deploy field upgrade programs;

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

IN ANY QUARTER, A SMALL NUMBER OF CUSTOMERS ARE LIKELY TO ACCOUNT FOR A SUBSTANTIAL MAJORITY OF OUR REVENUE

     In each of the nine quarters in the period ended June 30, 2000, we have had at least one customer that accounted for 15% or more of our total revenue in the quarter. For the six months ended June 30, 2000, Southwestern Bell Information Systems ("SBIS"), a subsidiary of SBC, accounted for 16% of our total revenue and Bell Atlantic accounted for 12% of our total revenue. For the twelve months ended December 31, 1999, sales to Bell Atlantic and SBIS accounted for 24% and 11%. We anticipate that a small number of customers with large orders will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. If our customers alter their purchasing habits or reevaluate their need for our products, or if we fail to receive a large order in any future period, our business, results of operations and financial condition would be materially adversely affected.

WE ARE CURRENTLY ENTIRELY DEPENDENT ON A LIMITED PRODUCT SET

     The SMS family of products and the SmartEdge family of products are the only products that we currently sell. We intend to introduce new products and enhancements to existing products in the future. We cannot be certain that the SMS or SmartEdge family of products or any future products will achieve widespread market acceptance. Our inability to timely and successfully introduce new products and product enhancements, or the failure of these new products or enhancements to achieve market acceptance, could materially adversely affect our business, results of operations and financial condition.

THERE ARE A LIMITED NUMBER OF POTENTIAL CUSTOMERS FOR OUR PRODUCTS

     To date, substantially all of our revenues have been derived from sales and service related to the SMS family of products. The SMS 1000 and SMS 1800 and SMS 10000 and any other new high-end product that we may develop and introduce in the future are marketed primarily to large customers. There are only a limited number of large existing and potential customers and this number is not expected to increase significantly in the future.

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

WE ARE DEPENDENT ON A LIMITED NUMBER OF CONTRACT MANUFACTURERS

     We currently use a single third-party manufacturer to assemble our SMS products. In addition, we use another single third party as our primary contractor to assemble our SmartEdge products. We may not be able to effectively manage our relationship with these manufacturers and they may not meet our future requirements for timely delivery. We have no written agreement with those manufacturers. We have relationships with a limited number of other third-party manufacturers, one of which currently builds our prototypes. Although these other third-party manufacturers are capable of building our products, any interruption in the operations of our primary contract manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers. This could cause the loss of existing or potential customers and could materially adversely affect our business, results of operations and financial condition.

     In addition, the products that our contract manufacturers build for us may be insufficient in quality or in quantity to meet our needs. These manufacturers may not meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of our contract manufacturers in the future would cause a delay in our ability to fulfill customer orders while another of our third-party manufacturers begins production and would have a material adverse effect on our business, results of operations and financial condition.

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

WE DEPEND ON THIRD-PARTY TECHNOLOGY FOR OUR SMARTEDGE PRODUCT

     Cerent Corporation granted Siara a non-exclusive license to technology related to two ASICs and parts of Cerent's system-level hardware technology that are used in the SmartEdge product. In November 1999, Cerent was acquired by Cisco Systems, a provider of networking products and a significant competitor of ours. Although we believe we have sufficient rights to this Cerent technology to conduct our business as currently conducted, we do not have a business relationship with Cisco. Any loss of access to the technology that is the subject of the agreement with Cerent would seriously harm our business.

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

WE MAY BE UNABLE TO RETAIN EMPLOYEES OR PROPERLY MANAGE GROWTH

     We have expanded our operations rapidly since our inception. The number of our employees increased from 39 on February 28, 1998 to approximately 702 by the end of June, 2000.

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

WE MAY NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE

     The development and marketing of new products will require a significant commitment of resources. Likewise, the expansion of our operations and reseller channels as a result of the merger will require significant resources.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2000, the Company maintained cash and cash equivalents of $222.4 million and short-term investments of $269.5 million. The Company also has long term debt and capital leases with fixed interest rates totaling $510 million. If interest rates were to decrease by 10%, the Company's net loss could increase by approximately $3.0 million, as the Company's short-term investments would yield less interest income when the amounts were reinvested at maturity at the lower interest rates.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Special Meeting of Stockholders of Redback Networks was held on June 8, 2000 in Sunnyvale, California. Of the total 145,953,179 shares outstanding as of the record date, 115,970,750 shares (79.46%) were present or represented by proxy at the meeting.

     The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares authorized from 200,000,000 to 750,000,000. The proposal received 102,653,267 affirmative votes, 13,280,799 negative votes, 36,684 abstentions, and zero non-votes.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Redback Networks Inc.
27.1	Financial Data Schedule

(b) Reports on Form 8-K

     On July 20, 2000, pursuant to Item 5 and Item 7 to report selected financial information set forth with Registrant's press release dated July 12, 2000.

     On August 2, 2000, pursuant to Item 5 to report portions of information set forth in the Registrant's press release dated July 31, 2000.

REDBACK NETWORKS INC.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDBACK NETWORKS INC.

Date: August 11, 2000	By: /s/ Craig M. Gentner

Craig M. Gentner
Sr. Vice President of Finance, Chief Financial Officer and
Secretary (Duly Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Redback Networks Inc.
27.1	Financial Data Schedule