Form 10-Q
period 2000-09-30
REDBACK NETWORKS INC
filed 2000-11-13
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

000-25853
(Commission file number)

REDBACK NETWORKS INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0438443 (IRS Employer Identification No.)

1195 Borregas Avenue Sunnyvale, CA (Address of principal executive offices)	94089 (ZIP code)

(408) 571-5200
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [  ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ].

             The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2000 was 152,974,193 shares, including 2,440,526 shares issuable in exchange for our subsidiary’s exchangeable shares.

REDBACK NETWORKS INC.

SIGNATURE	25
EXHIBIT INDEX	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2000	December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$55,014	$13,888
Short-term investments	418,766	43,072
Accounts receivable, net	59,278	15,429
Inventories	11,005	3,960
Other current assets	18,288	1,374

Total current assets	562,351	77,723
Property and equipment, net	47,832	10,150
Other assets, net	4,456,221	6,957

Total assets	$5,066,404	$94,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings, current	$2,518	$878
Accounts payable	49,959	9,109
Accrued liabilities	43,090	7,993
Deferred revenue	18,776	9,945

Total current liabilities	114,343	27,925
Convertible subordinated notes	500,000	—
Capital lease obligations and other notes payable, less current portion	5,000	1,012
Other long-term liabilities	2,176	—

Total liabilities	621,519	28,937

Stockholders’ equity:
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common Stock, par value $0.0001 per share; 750,000 shares authorized; 152,573 and 87,794 shares issued and outstanding, respectively	5,234,595	91,638
Deferred stock compensation	(84,507)	(3,266)
Notes receivable from stockholders	(4,407)	(131)
Other comprehensive income	1,543	—
Accumulated deficit	(702,339)	(22,348)

Total stockholders’ equity	4,444,885	65,893

Total liabilities and stockholders’ equity	$5,066,404	$94,830

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net revenues	$80,558	$20,590	$163,449	$38,194
Cost of revenues	32,924	6,260	56,073	11,522

Gross margin	47,634	14,330	107,376	26,672

Operating expenses:
Research and development (excluding amortization of deferred stock compensation of $1,789, $390, $2,177 and $1,210, respectively)	22,639	7,019	58,561	14,257
Selling, general and administrative (excluding amortization of deferred stock compensation of $3,046, $663, $3,707 and $2,060, respectively)	23,732	8,637	53,584	19,294
Amortization of intangible assets	280,493	—	630,727	—
In-process research and development	25,100	—	40,400	—
Amortization of deferred stock compensation	4,835	1,053	5,884	3,270

Total operating expenses	356,799	16,709	789,156	36,821

Loss from operations	(309,165)	(2,379)	(681,780)	(10,149)
Interest and other income	8,785	846	17,319	1,263
Interest and other expense	(7,714)	(89)	(15,530)	(274)

Net loss	$(308,094)	$(1,622)	$(679,991)	$(9,160)

Basic and diluted net loss per share	$(2.50)	$(0.02)	$(6.16)	$(0.20)

Shares used in computing net loss per share	123,478	74,656	110,403	45,478

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Cash Flows From Operating Activities:
Net loss	$(679,991)	$(9,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641,201	1,506
Amortization of deferred stock compensation	5,884	3,270
In-process research and development	40,400	—
Other noncash charges	—	337
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(43,849)	(9,781)
Inventory	(6,330)	(3,005)
Other current assets	(14,587)	(666)
Other assets	(15,226)	(404)
Accounts payable	35,391	6,451
Accrued liabilities	31,447	4,958
Deferred revenue	8,692	7,675
Other long-term liabilities	2,716	—

Net cash provided in operating activities	5,748	(1,181)

Cash Flows From Investing Activities:
Purchases of property and equipment	(35,462)	(3,020)
Purchases of short-term investments	(374,151)	(34,957)
Other investments	(16,395)	—
Acquisition, net of cash acquired	(17,241)	—

Net cash used in investing activities	(443,249)	(37,977)

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible notes	486,443	—
Proceeds from the issuance of convertible preferred stock, net	—	491
Proceeds from the issuance of common stock, net	19,183	60,868
Principal payments under capital lease obligations and borrowings	(26,999)	(4,682)
Proceeds from bank borrowings	—	2,500

Net cash provided by financing activities	478,627	59,177

Net increase in cash and cash equivalents	41,126	22,381
Cash and cash equivalents at beginning of period	13,888	8,189

Cash and cash equivalents at end of period	$55,014	$30,570

Supplemental Cash Flow Information:
Cash paid for interest	$739	$266

Supplemental Non-Cash Investing and Financing Activity:
Property and equipment acquired under capital leases	$—	$768

Issuance of Common Stock in acquisitions	$5,102,013

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Description of Business

             Redback Networks Inc. (the “Company” or “Redback”) was incorporated in Delaware on August 30, 1996. Redback is a leading provider of advanced networking solutions that enable carriers, cable operators and service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback’s product lines, which consist of the Subscriber Management System, SmartEdgeTM, Enterprise Service PointTM, and Service Management product families, combine networking hardware with sophisticated software. Together, these product lines are designed to enable our customers to create end-to-end regional networks that will support all major broadband access technologies, as well as the new services that these high-speed connections will enable.

             Our Subscriber Management System, or SMS, products connect and manage large numbers of subscribers across all major high-speed access technologies, including digital subscriber line, cable and wireless and bridge the gap between high-speed access concentrators and the routers which connect to the Internet backbone. Our SmartEdge optical networking and multi-service products simplify the architecture of today’s regional voice and data networks, as well as improve their capacity and performance. Our Enterprise Service PointTM , or ESP, products are a new breed of intelligent carrier-managed devices designed specifically to help service providers capture high-margin revenue from advanced IP services. The Service Management products allow service providers to easily publish, activate and manage IP services and allows their customers to subscribe to these services on demand.

2.   Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s 1999 Annual Report on Form 10-K and the unaudited financial statements included in the Company’s 2000 first quarter and second quarter filings on Form 10-Q. Results for the interim periods are not necessarily indicative of results for the entire fiscal year.

3.   Stockholders’ Equity

             Amendment of Authorized Shares of Common Stock

             On June 8, 2000, the Company’s stockholders approved an increase in the number of authorized shares of Common Stock from 200,000,000 to 750,000,000.

             Stock Split

             On March 8, 2000, Redback announced a two-for-one stock split of the outstanding shares of the Company’s Common Stock. The stock split was effective on April 3, 2000 for holders of record on March 20, 2000. All share and per share information for all periods has been retroactively restated to reflect this two-for-one Common Stock split.

4.   Net Loss Per Share

             Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2000 and 1999, less shares subject to repurchase.

             The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Net loss	$(308,094)	$(1,622)	$(679,991)	$(9,160)

Basic and diluted:
Weighted-average shares of common stock outstanding	148,201	86,164	133,146	59,012
Less weighted-average shares subject to repurchase	(24,723)	(11,508)	(22,743)	(13,534)

Weighted-average shares used in computing basic and diluted net loss per share	123,478	74,656	110,403	45,478

Basic and diluted net loss per share	$(2.50)	$(0.02)	$(6.16)	$(0.20)

             For the three and nine month periods ended September 30, 2000, options to purchase 24,922,150 and 22,403,130 shares of Common Stock at an average exercise price of $42.20 and $31.24 per share, respectively, convertible promissory notes convertible into 2,621,500 shares of Common Stock and warrants to purchase 440,570 shares of Common Stock at an average exercise price of $2.38 per share, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

             Also, for both the three and nine month periods ended September 30, 1999, options to purchase 15,476,504 shares of Common Stock at an average exercise price of $6.20 per share and warrants to purchase 635,884 shares of Common Stock at an average exercise price of $1.30, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

5. Acquisitions

             The Company has completed two acquisitions during the nine months ended September 30, 2000. On March 8, 2000, Redback and Siara Systems, Inc. (“ Siara”) completed their merger. In connection with the merger, Redback issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock. On September 28, 2000, Redback closed the acquisition of Abatis Systems Corporation (“Abatis”). In connection with the acquisition of Abatis, Redback issued 1,633,178 shares of its common stock, a subsidiary of Redback issued 2,440,526 exchangeable shares, which holders may exchange for shares of Redback common stock on a one-for-one basis at any time, and Redback issued options to purchase 1,162,188 shares of Redback common stock. Redback has included the exchangeable shares in the number of common shares issued and outstanding.

  Siara

             The Company accounted for the merger with Siara under the purchase method of accounting. The consolidated financial statements include the results of operations of Siara commencing on March 9, 2000.

             The purchase price, including the value of options and warrants issued in connection with the Merger and professional fees directly related to the acquisition, was approximately $4.5 billion. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

Tangible assets acquired	$16,381
Identifiable intangibles acquired: In-process research and development	15,300
Existing technology	13,800
Noncompete agreements	10,000
In-place workforce	27,500
Goodwill	4,419,207
Liabilities assumed	(35,619)

Total purchase price	$4,466,569

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

  Abatis

             The Company accounted for the acquisition of Abatis under the purchase method of accounting. The consolidated financial statements include the results of operations of Abatis commencing on September 29, 2000.

             The purchase price, including the value of options issued in connection with the acquisition and professional fees directly related to the acquisition, was approximately $655 million. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

Tangible assets acquired	$5,861
Identifiable intangibles acquired:
In-process research and development	25,100
Existing technology	22,300
In-place workforce	3,200
Goodwill	555,242
Deferred stock compensation	63,251
Liabilities assumed	(19,645)

Total purchase price	$655,309

             Amounts allocated to the in-place workforce are being amortized over an estimated useful life of three years. Amounts allocated to existing technology and goodwill are being amortized over their estimated useful lives of four years.

             In addition, the Company recorded a $25.1 million charge for in-process research and development related to the acquisition of Abatis during the third quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed.

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

             The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Abatis had three projects in process that ranged from 50-80% complete.

             The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted at a rate of 35% to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the merger date.

Unaudited pro forma financial data

             The following unaudited pro forma net revenues, net loss and net loss per share data for the nine months ended September 30, 2000 and 1999 are based on the respective historical financial statements of the Company, Siara, and Abatis. The pro forma data reflects the consolidated results of operations as if the merger with Siara and the acquisition of Abatis occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma data excludes deferred stock compensation amortization recorded in Siara’s historical financial statements, as the value of the related options was included in the purchase price, as well as the charges for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the trans actions been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Nine Months Ended September 30,

	2000	1999

	(In Thousands, Except Per Share Data)

Net revenues	$163,913	$38,914
Net loss	$(1,008,565)	$(1,008,511)
Basic and diluted net loss per share	$(7.85)	$(9.29)
Shares used in basic and diluted net loss per share calculation	128,465	108,535

6.   Selected Balance Sheet Data

	September 30, 2000	December 31, 2000

	(In Thousands)
Inventory
Raw materials	$6,465	$3,364
Finished goods	4,540	596

	$11,005	$3,960

Other Assets, Net
Goodwill, net	$4,351,464	$—
Other intangible assets, net	66,845	—
Other	37,912	6,957

	$4,456,221	$6,957

Accrued Liabilities
Accrued compensation and related items	$7,831	$4,147
Accrued interest	12,639	—
Accrued sales commission	6,686	1,000
Other	15,934	2,846

	$43,090	$7,993

             Redback sold receivables to a bank in the amount of $5,413,000 in September 2000. The Company received net proceeds of $5,174,000. The difference of $239,000 was recorded as interest expense.

7. Borrowings and Commitments

             During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (the “Convertible Notes”) due in April 2007 raising net proceeds of approximately $486.5 million. The Convertible Notes are subordinated to all existing and future senior debt and to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of Redback Common Stock at any time before the close of business on the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. After April 3, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price plus accrued interest. However, the notes will not be redeemed after April 3, 2003 and before April 1, 2005 unless the closing price for the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. The Company paid approximately $13.5 million for debt issuance costs related to the Convertible Notes.

8. Comprehensive Income

             Other comprehensive income for both the three and nine month periods ended September 30, 2000 consisted of an unrealized gain on investments of $1,255,000 and $1,543,000, respectively. Other comprehensive income for all other periods is not material.

9. New Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities”, or SFAS No. 133, which establishes methods of accounting for derivative financial instruments and hedging activities. Because Redback currently holds no derivative instruments and does not engage in hedging activities, Redback expects that the adoption of SFAS No. 133 will not have a significant impact on its financial position, results of operations or cash flows. Redback will be required to adopt SFAS No. 133 in the first quarter of 2001.

             In December 1999, the SEC issued Staff Accounting Bulletin, or SAB 101, “Revenue Recognition,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will be required to adopt SAB 101 in the fourth quarter of 2000. At this time, the Company is still assessing the impact of SAB 101 on its financial position and results of operations.

10.    Subsequent Event

             On November 7, 2000, Redback entered into a put / call option agreement with Merlin Systems, Inc. Under the terms of the agreement, Redback may exercise its right to acquire all of the outstanding shares of Merlin through the exercise of a call option at any time until July 15, 2001 subject to adjustment as described below. The call option price will be determined based on Merlin’s achievement of product development and sales milestones and could range from $53 million to $958 million. The call option price is payable in Redback common stock.

             Under the terms of the agreement, Merlin holds a put option, which would require Redback to purchase all of Merlin’s outstanding shares. The put option price is equal to 75% of the amount payable under the call option. Accordingly, the put option price could range from $40 million to $718 million. Merlin may exercise its rights under the put option at any time from July 15, 2001 until October 15, 2001 subject to adjustment as described below.

             Under certain circumstances, the call option and put option expiration dates may be extended. In the event the put or call option is exercised, the acquisition of Merlin would principally result in an increase in intangible assets and deferred stock compensation, amortization of intangible assets and deferred stock compensation, and a charge for in-process research and development.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” herein.

General

             Redback Networks Inc. (the “Company” or “Redback”) is a leading provider of advanced networking systems that enable carriers, cable operators and service providers to rapidly deploy high-speed access to the Internet and corporate networks. Our product lines, which consist of the Subscriber Management SystemTM, SmartEdgeTM, Enterprise Service PointTM, and Service Management product families, combine networking hardware with sophisticated software. Together, these product families are designed to enable our customers to create end-to-end regional networks that will support all major broadband access technologies, as well as the new services that these high-speed connections will enable.

             Our Subscriber Management System, or SMS, products connect and manage large numbers of subscribers across all major high-speed access technologies, including digital subscriber line, cable and wireless and bridge the gap between high-speed access concentrators and the routers which connect to the Internet backbone. Our SmartEdge optical networking and multi-service products simplify the architecture of today’s regional voice and data networks, as well as improve their capacity and performance. Our Enterprise Service Point, or ESP, products are a new breed of intelligent carrier-managed devices designed specifically to help service providers capture high-margin revenue from advanced IP services. The Service Management products allow service providers to easily publish, activate and manage IP services and allow their customers to subscribe to these services on demand.

             We sell our products through a direct sales force, resellers and distribution partners. Our products are used by many of the largest carriers and service providers worldwide.

             On March 8, 2000 Redback and Siara Systems, Inc. (“Siara”) completed their merger. Siara was a development stage company that designed and developed optical access networking products that enable network service providers to offer data at multiple bandwidths to their customers in a cost-effective way and to create new high speed data services. In connection with the merger, Redback issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock. The aggregate purchase price, including the value of options and warrants issued in connection with the merger and professional fees directly related to the merger, was approximately $4.5 billion. Results of operations of Siara are included with those of Redback since the merger date. See further discussion regarding the merger in Note 5 to the Condensed Consolidated Financial Statements.

             On September 28, 2000, the Company completed its acquisition of Abatis Systems Corporation (“Abatis”). In connection with the acquisition of Abatis, Redback issued 1,633,178 shares of its common stock, a subsidiary of Redback issued 2,440,526 exchangeable shares, which holders may exchange for shares of Redback common stock on a one-for-one basis at any time, and Redback issued options to purchase 1,162,188 shares of Redback common stock. Redback has included the exchangeable shares in the number of common shares issued and outstanding. The aggregate purchase price, including the value of exchangeable shares and options issued in connection with the acquisition and professional fees directly related to the acquisition, was approximately $655 million. Results of operations of Abatis are included with those of Redback since the acquisition date. See further discussion regarding the merger in Note 5 to the Condensed Consolidated Financial Statements.

Results of Operations

  Net Revenues

             Net revenues increased to $80.6 million for the three months ended September 30, 2000 from $20.6 million over the same three months in the prior year. Net revenues increased to $163.4 million for the nine months ended September 30, 2000 from $38.2 million over the same nine months in the prior year.

             This increase in net revenues was a result of increased units sales of the SMS products, and sales of the SmartEdge 800, which was introduced in the third quarter of 2000. The increases in the sales of SMS products were attributable to increased market penetration resulting in new customers as well as repeat sales to existing customers. The increased sales of the SMS 10000 and SmartEdge 800 in the third quarter of 2000 can be attributed to market acceptance of these recently introduced products.

  Cost of Revenues; Gross Margins

             Gross margin, expressed as a percentage of net revenues, decreased to 59% for the three months ended September 30, 2000 as compared to the same period in the prior year at 70%. It decreased for the nine months ended September 30, 2000 as compared to the same period in the prior year from 70% to 66%.

             The decrease in gross margins is primarily due to the third quarter introduction of the SmartEdge 800 product. The SmartEdge 800 is a high volume, lower margin product that sells into a larger, more competitive market. In addition, both the SmartEdge 800 and recently introduced SMS 10000 products carry higher material costs. As higher volumes of each product are achieved, we expect material costs will be reduced accordingly.

  Operating Expenses

             Research and development. Research and development expenditures increased in the three and nine months ended September 30, 2000 to $22.6 million from $7.0 million, and to $58.6 million from $14.3 million, respectively, in the comparable prior year periods. These increases are primarily attributable to costs incurred to develop the SmartEdge product family and an overall increase in development personnel focusing on new products and existing product enhancements in part due to the merger with Siara. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, we expect our research and development expenses to continue to increase in future periods.

             Selling, general and administrative. Selling, general and administrative expenditures increased in the three and nine months ended September 30, 2000 to $23.7 million from $8.6 million, and to $53.6 million from $19.3 million, respectively, in the comparable prior year periods. This increase was mainly due to the hiring of additional sales and administrative personnel in part due to the merger with Siara, increased commissions resulting from increased sales and additional marketing expenses. We anticipate that selling, general and administrative expenses will continue to increase in future periods for the reasons mentioned above.

             Amortization of intangible assets. Amortization of $280.5 million and $630.7 million for the three and nine months ended September 30, 2000 represents amortization of intangibles related to the acquisitions of Siara and Abatis. On an annual basis, amortization of intangibles related to the merger with Siara and acquisition of Abatis will approximate $1.3 billion.

             In-process research and development (IPR&D). In connection with the merger with Siara and the acquisition of Abatis, we recorded a $15.3 million charge for IPR&D during the first quarter of 2000 and a $25.1 million charge for IPR&D in the third quarter of 2000, respectively, for projects for which technological feasibility had not been achieved and which have no alternative future use.

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

             The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Siara had five projects in process that ranged from 24%-80% complete and Abatis had three projects in process that ranged from 50—80% complete.

             The estimated net present value of cash flows was based on incremental future cash flows from revenues expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted at a rate of 26% for Siara and 35% for Abatis to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the acquisition date.

             Amortization of deferred stock compensation. Amortization of deferred stock compensation increased in the three and nine months ended September 30, 2000 to $4.8 million from $1.1 million and to $5.9 million from $3.3 million, respectively, over the comparable prior year periods. The increase in amortization of deferred stock compensation can be attributed to the assumption of stock option grants in connection with the acquisition of Abatis and compensatory stock option grants made to certain key employees in the third quarter.

  Other Income, Expenses and Provision for Income Taxes

             Interest income. Interest income increased to $8.8 million and $17.3 million for the three and nine months ended September 30, 2000 as compared to $846,000 and $1.3 million, respectively, for the same periods in 1999 due primarily to the interest earned on larger invested cash and investment balances. The increase in cash and investment balances can be primarily attributed to the issuance of $500 million of convertible subordinated notes in March 2000.

             Interest expense. Interest expense increased to $7.7 million and $15.5 million for the three and nine months ended September 30, 2000 as compared to $89,000 and $274,000 for the same periods in 1999, due primarily to additional interest expense arising from our $500 million offering of convertible subordinated notes.

             Provision for Income Taxes. We have not recorded a provision for income taxes because we have experienced net losses from inception through September 30, 2000. While we have generated deferred tax assets during the period, management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against these deferred tax assets.

Liquidity and Capital Resources

             Our principal source of liquidity as of September 30, 2000 consists of approximately $473.8 million in cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through both private and public sales of debt and equity securities, bank borrowings and equipment lease financing.

             During the nine months ended September 30, 2000, we generated $5.7 million from operating activities, as compared to the same period in the prior year where we used $1.2 million in operating activities. The increase in cash provided by operating activities in the nine months ended September 30, 2000 was primarily due to an increase in accounts payable and accrued liabilities offset by increases in accounts receivable, inventory, and other assets. We anticipate that accounts payable and accounts receivable will continue to increase in the future as our business continues to grow and revenues continue to rise.

             Investments in property and equipment increased to $35.5 million in the nine months ended September 30, 2000 from $3.0 million in the same period in 1999 which consisted primarily of computer equipment and tenant improvements related to our new research and development facility. We expect our capital expenditures to remain at high levels as we further expand our research and development efforts and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth.

             In the first quarter of 2000, we raised net proceeds of $486.5 million from our issuance of $500 million of 5% Convertible Subordinated Notes which are convertible at any time and due in April 2007. We anticipate using these net proceeds for working capital and other general corporate purposes, including financing growth, product development and capital expenditures. Should the opportunity arise, we may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, partnerships, products or technologies that complement or expand our businesses.

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

We Have a History of Losses and Expect to Incur Future Losses

             We incurred net losses of $4.4 million for the year ended December 31, 1997, $9.9 million for the year ended December 31, 1998, and $7.9 million for the year ended December 31, 1999, and $680.0 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $702.3 million. Although we were profitable in the fourth quarter of 1999, we have not had a history of profitability. We have incurred significant net losses in the past and expect to continue to incur significant net losses in the future.

             To date, we have funded our operations from both private and public sales of equity securities and notes, from bank borrowings and by means of equipment lease financing. We expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability. We may not sustain recent growth rates in our revenues. We may not attain recent growth rates in our revenues. Further, we cannot be certain that we can attain profitability on a quarterly or annual basis in the future.

We Face Risks Associated with Acquisitions Generally

             We expect to continue our acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the tangible net assets of the acquired businesses. As a result, we would be required to record material goodwill and other intangible assets that would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. F urther, we must successfully combine the acquired businesses. We may not be able to integrate the technologies and operations quickly and smoothly. In the event that our integration does not go smoothly, serious harm to our business, financial condition and prospects may result. Integrating acquired businesses entails significant diversion of management’s time and attention. The integration of technology, products and services may require the partial or wholesale conversion or redesign of some or all of our technologies, products and services or those of the acquired business. In addition, we may be required to spend additional time or money on integration that would otherwise have been spent on developing our business and services or other matters.

Our Operating Results are Likely to Fluctuate Significantly

             Factors likely to cause quarterly fluctuations in revenues and operating results include:

      fluctuations in demand for broadband access services;
      the timing and size of sales of our products and services;
      announcements of new products and product enhancements by competitors;
      the entry of new competitors into our market, including by acquisition;
      unexpected delays in introducing new or enhanced products, including manufacturing delays;
      unexpected delays in product shipments due to component shortages;
      unexpected technical problems with our products;

      our ability to control expenses;
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

In Any Quarter, a Small Number of Customers are Likely to Account for a Substantial Majority of Our Revenue

             In each of the eleven quarters in the period ended September 30, 2000, we have had at least one customer that accounted for 10% or more of our total revenue in the quarter. In the third quarter of 2000, Qwest Communications International, Inc. accounted for 24% of our total revenue and Genuity Inc. accounted for 11% of our total revenue. For the twelve months ended December 31, 1999, sales to Bell Atlantic and Southwestern Bell Information Systems, a subsidiary of SBC, accounted for 24% and 11%, respectively. We anticipate that a small number of customers with large orders will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. If our customers alter their purchasing habits or reevaluate their need for our products, or if we fail to receive a large order in any future period, our business, results of operations and financial condition would be materially adversely affected.

We Are Currently Entirely Dependent on the SMS And SmartEdge Product Families for Revenue

             The SMS and SmartEdge families of products are the only products that we currently sell. We have introduced, but have not begun shipping, the ESP and Service Management family of products and intend to introduce new products and enhancements to existing products in the future. We cannot be certain that the SMS, SmartEdge or ESP and Service Management products or any future products will achieve widespread market acceptance. Our inability to timely and successfully introduce new products and enhancements, or the failure of these new products or enhancements to achieve market acceptance, could materially adversely affect our business, results of operations and financial condition.

There is a Limited Number of Potential Customers for our SMS and SmartEdge Products

             The products that we have developed or may develop and introduce in the future are marketed primarily to large customers. There are only a limited number of large existing and potential customers and this number is not expected to increase significantly in the future.

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

We Need to Gain Acceptance in Other Broadband Access Markets

             To date, we have derived most of our revenues from sales of the SMS family products for use in the digital subscriber line market for broadband access. We intend to expend a substantial amount of time and resources to achieve market acceptance of our products in other markets, including the cable, wireless and optical markets. We may be unable to simultaneously or effectively address evolving demands in these markets, and customers in these markets may choose to implement competing technologies or products. In addition, if our competitors gain market acceptance in these markets first, it will be difficult, if not impossible, for us to gain subsequent market acceptance in these markets. If we are unable to achieve acceptance of our products in these markets, our ability to generate revenues will be limited, and our business, results of operations and financial condition would be materially adversely affect ed.

We Expect Increased Competition

             We may be unable to compete successfully with current or future competitors. If we do not compete successfully against current or future competitors, our business, results of operations and financial condition will be materially adversely affected. Currently, competition in our market is intense. The broadband access markets we are targeting, including digital subscriber line, cable, wireless and optical, are new and rapidly evolving and we expect these markets to become highly competitive in the future. In addition, we expect new competitors to emerge in the broadband access market as that market evolves due to technological innovation and regulatory changes. We face actual and potential competition from public and private companies providing routers connecting to the Internet backbone, access concentrators and subscriber aggregation systems. For instance, Cisco Systems, Inc., the leading provider of rou ters connecting to the Internet backbone, offers products that compete directly with our products, and also provides a comprehensive range of broadband access systems and network access systems.

             We expect companies that offer access concentrators and routers to incorporate, or in the future will incorporate, some subscriber management functionality into their products. These companies include Cisco, Nortel Networks, and Lucent Technologies. In addition, there are several other companies that provide subscriber management features in access concentrators or routing platforms.

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

      product pricing;
      breadth of product lines;
      sales and distribution capabilities;
      product features and enhancements, including product performance, reliability, size, compatibility and scalability;
      product ease of deployment;
      conformance to industry standards; and
      technical support and service.

             We expect that competitive pressures may result in price reductions, reduced margins and loss of market share, which would materially adversely affect our business, results of operations and financial condition.

The Accounting Treatment of the Siara Merger and the Abatis Acquisition Will Result in Significant Charges to Our Operations

             In addition to our merger with Siara Systems, Inc. completed on March 8, 2000, we recently acquired Abatis Systems Corporation on September 28, 2000. We accounted for the Siara merger and the Abatis acquisition under the purchase method of accounting. The results of operations of Siara and Abatis are included in our consolidated financial statements for all periods after March 8, 2000 and September 28, 2000, respectively. The excess of cost over the fair value of the net tangible assets acquired from these transactions is recorded as goodwill, other intangible assets and deferred stock compensation, which will be amortized by charges to operations. These transactions resulted in aggregate goodwill and other intangible assets of approximately $5.1 billion. Our annual amortization of goodwill and other intangible assets is estimated to be approximately $1.3 billion per year, which will have a significant n egative impact on our operating results and could cause our stock price to decline.

We Are Dependent on a Limited Number of Contract Manufacturers

             We currently use a limited number of third party manufacturers to assemble our products. We may not be able to effectively manage our relationship with these manufacturers and such manufacturers may not meet our future requirements for timely delivery. Although these third-party manufacturers are capable of building our products, any interruption in the operations of our contract manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers. This could cause the loss of existing or potential customers and could materially adversely affect our business, results of operations and financial condition.

             In addition, the products that these manufacturers build for us may be insufficient in quality or in quantity to meet our needs. These manufacturers may not meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of our contract manufacturers in the future would cause a delay in our ability to fulfill customer orders while another of our third-party manufacturers begins production and would have a material adverse effect on our business, results of operations and financial condition.

Some of the Key Components in Our Products Come from Single or Limited Sources of Supply

             We currently purchase several key components used in our products from single or limited sources of supply. These manufacturers include Altera, Brooktree, Connector Technologies, Foresight, Intel, Level One, Powerspec, Siemens and Ziatech. In addition, we rely on Wyle Electronics and LSI Logic as our foundry for a number of our application specific integrated circuits, or ASICs, and IBM Microelectronics as a foundry for other ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our manufacturers, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable pric es and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our business, results of operations and financial condition. In addition, qualifying additional suppliers is time-consuming and expensive.

We Depend on Third-Party Technology for Our SmartEdge Product

             Cerent Corporation has granted Siara a non-exclusive license to technology related to two ASICs and parts of Cerent’s system-level hardware technology that are used in the SmartEdge product. In November 1999, Cerent was acquired by Cisco Systems, a provider of networking products and a significant competitor of ours. Although we believe we have sufficient rights to this Cerent technology to conduct our business as currently conducted, we do not have a business relationship with Cisco. Any loss of access to the technology that is the subject of the agreement with Cerent would seriously harm our business.

We May Be Unable to Match Production with Product Demand

             We currently use a rolling six-month forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, we may have excess or inadequate inventory of materials and components, which could materially adversely affect our business, results of operations and financial condition. In order to meet our inventory needs, we may incur expedite fees charged by our suppliers, which could materially adversely affect our business, results of operations and financial condition.

We May Be Unable to Retain Employees or Properly Manage Growth

             We have expanded our operations rapidly since our inception. The number of our employees increased from 39 on February 28, 1998 to approximately 1,000 by the end of the third quarter of 2000.

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

Our Business May Be Adversely Affected by Government Regulation of the Communications Industry

             The jurisdiction of the Federal Communications Commission, or FCC, extends to the communications industry, to our customers and to the products and services that our customers sell. Future FCC regulations, or regulations established by other regulatory bodies, may slow or end the growth of the broadband access services industry. Regulation of our customers may materially harm our business and financial condition. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers’ penetration into broadband access markets. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. The delays that these governmental processes entail may cause order cancellations or postponements or product purchases by our customers, which would materially harm our business, results of operations and financial cond ition.

Our Planned Expansion to International Markets Will Involve New Risks

             For the years ended December 31, 1998 and 1999, and the nine months ended September 30, 2000, we derived approximately 15%, 7%, and 23%, respectively, of our revenues from sales to customers outside of the United States. Our ability to achieve future success will depend in part on the expansion of our international sales and operations. International operations are generally subject to a number of risks, including:

      expenses associated with customizing products for foreign countries;
      protectionist laws and business practices that favor local competition;
      dependence on local vendors;
      multiple, conflicting and changing governmental laws and regulations;
      longer sales cycles;
      longer accounts receivable cycles;
      increased difficulties in collecting accounts receivable;
      difficulties in managing operations across disparate geographic areas;
      difficulties associated with enforcing agreements through foreign legal systems;
      reduced or limited protection of our intellectual property rights in some countries;
      foreign currency exchange rate fluctuations; and
      political and economic instability.

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

Undetected Software or Hardware Errors Could Have a Material Adverse Effect on Us

             Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. We have experienced errors in the past in connection with new products. We expect that errors will be found from time to time in new or enhanced products after we begin commercial shipments. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely have a material adverse effect on our business, results of operations and financial condition.

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

We May Be Unable to Protect Our Proprietary Technology

             We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have filed a limited number of U.S. patent application. There can be no assurance that this application will be approved, that any issued patents will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technology or design around any patents that may be issued to us. Although we attempt to protect our intellectual property rights, we may be unable to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We May Need Additional Capital, Which May Not Be Available

             The development and marketing of new products, which are not yet complete, will require a significant commitment of resources. Likewise, the expansion of our operations and reseller channels will require significant resources.

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

We are Dependent on the Widespread Adoption of Broadband Access Services

             Sales of our products depend on the increased use and widespread adoption of broadband access services, and the ability of our customers to market and sell broadband access services. Our business, results of operations and financial condition would be materially adversely affected if the use of broadband access services does not increase as anticipated or if our customers’ broadband access services are not received well by the marketplace. Critical issues concerning use of broadband access services are unresolved and will likely affect use of broadband access services. These issues include:

      security;
      reliability;
      bandwidth;
      congestion;
      cost;
      ease of access; and
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

We May Have Insufficient Cash Flow to Meet Our Debt Service Obligations

             We are required to generate cash sufficient to pay all amounts due on our outstanding notes and to conduct our business operations. Currently, our earnings are insufficient to cover our anticipated debt service obligations, and this may materially hinder our ability to make payments on our outstanding notes. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Substantial Leverage and Debt Service Obligations May Adversely Affect Our Cash Flow

             We have substantial amounts of outstanding indebtedness, primarily due to our convertible notes. We also may obtain additional long-term debt and working capital lines of credit. As a result of this indebtedness, our principal and interest payment obligations will increase substantially. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.

Our Substantial Leverage Could Have Significant Negative Consequences, Including:

      increasing our vulnerability to general adverse economic and industry conditions;
      limiting our ability to obtain additional financing;
      requiring the dedication of a substantial portion of our cash from operations to service our indebtedness, thereby reducing the amount of our cash available for other purposes, including capital expenditures;
      limiting our flexibility in planning for, or reacting to, changes in our business and the industry which we compete; and
      placing us at a possible competitive disadvantage vis-à-vis less leveraged competitors and competitors that have better access to capital resources.

We May Be Unable to Repurchase the Notes

             At maturity, the entire outstanding principal amount of our convertible notes will become due and payable. In addition, if a change in control occurs, each holder of the notes may require us to repurchase all or a portion of that holder’s notes. At maturity or if a change in control occurs, we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount or repurchase price due. Under the terms of the indenture for the notes, we may elect, if we meet certain conditions, to pay the repurchase price with shares of common stock. Our borrowing arrangements or agreements relating to senior debt to which we become a party may contain restrictions on, or prohibitions against, our repurchases of the notes. If the maturity date or change in control occurs at a time when our other arrangements prohibit us from repurchasing the notes, we could try to obtain the consent of the lenders under those arrangements to purchase the notes, or we could attempt to refinance these borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance these borrowings, we will be unable to repurchase the notes. In that case, our failure to repurchase any tendered notes or notes due upon maturity would constitute an event of default under the indenture. Any such default, in turn, may cause a default under the terms of our senior debt. As a result, in those circumstances, the subordination provisions of the indenture would, absent a waiver, prohibit any repurchase of the notes until we pay the senior debt in full.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

             As of September 30, 2000, the Company maintained cash and cash equivalents of $55.0 million and short-term investments of $418.8 million. The Company also has long term debt and capital leases with fixed interest rates totaling $507.5 million. If interest rates were to decrease by 10%, the Company’s annual net loss could increase by approximately $3.0 million, as the Company’s short-term investments would yield less interest income when the amounts were reinvested at maturity at the lower interest rates.

             Redback’s sales to customers in foreign countries are denominated in U.S. dollars. Accordingly, the company is not directly exposed to market risks from currency exchange rate fluctuations. However, significant fluctuations in foreign exchange rates relative to the U.S. dollar could impact our customers’ ability to pay for our products. Any changes in foreign exchange rates relative to the U.S. dollar could have a material adverse effect on Redback’s financial position, results of operations and cash flow.

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

             None

Item 3. Defaults upon Senior Securities.

             None.

Item 4. Submission of Matters to a Vote of Security Holders.

             None.

Item 5. Other Information.

             None.

Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Redback Networks Inc
27.1	Financial Data Schedule

______________

     *   Included as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 as Exhibit 3.1

             (b) Reports on Form 8-K

             On October 13, 2000, pursuant to Item 2 to report information set forth in the Registrant’s press release dated October 3, 2000.

             On October 13, 2000 pursuant to Item 5 to report information set forth in the Registrant’s press release dated October 11, 2000.

REDBACK NETWORKS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDBACK NETWORKS INC.
Date: November 7, 2000	By:	/s/ Craig M. Gentner

Craig M. Gentner Sr. Vice President of Finance, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Redback Networks Inc.
27.1	Financial Data Schedule

______________

     *   Included as an exhibit to the Form 10-Q for the quarter ended June 30, 2000 as Exhibit 3.1