Form 10-K
period 2000-12-31
REDBACK NETWORKS INC
filed 2001-04-02
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to .

Commission file number 000-25853

REDBACK NETWORKS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0438443 (IRS Employer Identification Number)

250 Holger Way San Jose, CA http://www.redback.com (Address of principal executive offices)	95134 (Zip Code)

(408) 571-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock with a par value of $0.0001

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          The aggregate market value of voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on February 26, 2001) was approximately $2.8 billion. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 26, 2001, 154,100,989 shares of common stock were outstanding, including 2,440,526 shares issuable upon exchange for our subsidiary’s exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain sections of the Registrant’s definitive proxy statement filed in connection with its annual meeting of stockholders to be held on May 16, 2001 are incorporated by reference into Part III of this Form 10-K where indicated.

REDBACK NETWORKS INC.

FORM 10-K
December 31, 2000

PART I

          All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding Redback’s “expectations”, “beliefs”, “hopes”, “intentions”, “strategies”, “estimates”, “projections” or the like. Such statements are based on management’s current expectations, and Redback cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of the risk factors we have identified as material risks discussed in this Form 10-K and other documents we file with the Securities and Exchange Commission, including our most recent reports on Form 8-K and Form 10-Q, and any amendments thereto.

Item 1.    Business

Overview

          Redback Networks Inc. is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. Our product lines, which consist of the Subscriber Management System, the SmartEdge™, and the Service Management product families, combine networking hardware and software. Together, these product families are designed to enable our customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

          Our Subscriber Management System, or SMS™, products connect and manage large numbers of subscribers across major high-speed access technologies. SMS products bridge the operational gap between the devices used to gather together high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). They are currently being used by many of the largest carriers and service providers worldwide: Bell South Corp; Genuity Inc.; Korea Telecom Corp; Qwest Communications International Inc.; SBC Communications Inc.; UUNET Technologies Inc., a subsidiary of WorldCom, Inc.; and Verizon Communications Inc. Historically, they have been among our largest customers in terms of revenues. Other customers include Belgacom S.A., Bell Canada International, Inc., France Telecom, Riodata, and Telia AB.

          Our SmartEdge™ optical and multi-service networking products simplify the architecture of today’s regional voice and data networks, as well as improve their capacity and performance. We announced our family of SmartEdge products during the second quarter of 2000 and began shipments of the SmartEdge 800 metropolitan optical access platform in the third quarter of 2000. We have announced sales of the SmartEdge 800 to Qwest Communications International Inc. and Genuity Inc.

          The Service Management products allow service providers to publish, activate and manage Internet Protocol services and allow their customers to subscribe to these services on demand. We announced our Service Management products during the third quarter of 2000. We cannot be certain that the Service Management products, or any future products designed around this technology, will be successfully developed or will achieve widespread market acceptance.

          We sell our products through our direct sales force, resellers and distribution partners worldwide. Through December 31, 2000, substantially all of our revenues have been derived from sales to providers of digital subscriber line services. We anticipate that a small number of customers will continue to account for a majority of our revenues.

Industry Background and Trends

Increasing Demand for Broadband Access Services

          In recent years, there has been a significant increase in demand by businesses and consumers for broadband, or high-speed, access to the Internet and to corporate networks. Increasing numbers of users are relying on networks based on the dominant Internet Protocol, or IP, software standard for the Internet to access internal corporate networks (intranets), the worldwide web, and to participate in network-dependent activities such as e-mail, electronic commerce, telecommuting and on-line entertainment. Consumers are seeking low-cost, high-speed access to large data volume Internet content and services such as graphical web sites, audio and video feeds, and high-speed data. Businesses have requirements for high-speed access in order to implement electronic commerce strategies or web-based business models, and to provide employees and others with robust telecommuting capabilities. These applications often require the transmission of large, multimedia-intensive files, which is practical only with high-speed data access services.

Broadband Internet Access Options

          Broadband service providers have been responding to this demand for high-speed access by providing inexpensive and comprehensive broadband services to their customers. These services deliver connections that are “always on”, as compared with using traditional dial-up modes. Below is a brief description of the major broadband access technologies:

          Digital Subscriber Line.    The market for digital subscriber line services has been expanding rapidly in most regions around the world. Using the extensive network that has been laid out for voice-based telephone calls, digital subscriber line operates over most types of standard copper telephone wires. Various implementations of digital subscriber line have been developed and deployed, resulting in consumer-oriented and business-oriented access services that offer different speeds, availability guarantees and other features. Digital subscriber line can also serve as an affordable replacement for dedicated data lines used to deliver high-speed data services to small and medium businesses.

          Interactive Cable.    High-speed data communication across existing cable television networks has been made possible by the combination of updated two-way cable technology, cable modems installed in the home, and network equipment installed at major cable concentration points to terminate end user traffic.

          Wireless.    As an alternative to access technologies using physical wires or cables, carriers and service providers are also using wireless technologies to provide cost-effective broadband access. Many of these providers are in the early stages of using their licenses to deploy broadband wireless access services.

Obstacles to Deploying Broadband Access

          Deployment of broadband access and related services poses several major challenges associated with building and expanding networks to accommodate large numbers of new high-speed users. In the recent past, carriers and service providers did not have equipment available that would enable them to rapidly create and manage large broadband networks, especially when digital subscriber line was the technology of choice. If a carrier or provider wanted to build a large broadband network, it would have to manage thousands of users’ ongoing connections and to route users’ data to and from the Internet. While service providers have been using traditional data networking equipment to perform this function (i.e. routers), they were only designed to address part of this task and were limited to managing several hundred end users, significantly less than the tens of thousands of potential users associated with a widely deployed service.

Separate Networks for Each Access Technology

          Broadband technologies pose additional challenges for carriers and providers interested in offering more than one type of broadband service. Each broadband access technology uses different equipment at the provider’s facility. As a result, service providers offering multiple broadband services significantly increase their costs, as they must purchase different networking devices and use different operational models for each broadband service they choose to offer to their end users.

Capacity and Flexibility Issues in Regional Networks

          In addition to the obstacles noted above for delivering broadband access, broadband service providers face additional issues in their regional data networks, or intra- and inter-city networks, with regard to capacity and flexibility. Previously, these telecommunications providers carried only voice or low-speed data traffic over their regional data networks. However, with the popularity of broadband Internet access and high-speed data connections for businesses, providers are now facing challenges in accommodating a greatly increased volume of traffic. The widespread availability of broadband access will create significantly more data traffic volume than most existing regional networks are able to carry today.

Complexity in Providers’ Regional Data Networks

          Another issue broadband service providers must address in their regional networks is the complexity that exists in such regional networks today. Currently, most telecommunication providers’ regional networks are comprised of two separate networks—one that carries traditional voice and data traffic using older optical technology, and one that provides high-speed connections for businesses using newer but still complex data equipment. To offer a comprehensive set of telecommunications services to a business, a provider must make changes to multiple pieces of equipment and multiple software systems. The result is that today telecommunications services often take a long time to be delivered once requested, and cannot be quickly modified to meet customer requests.

The Redback Solution

          Redback provides solutions that make it possible for broadband service providers to connect and manage large numbers of subscribers using high-speed access technologies. Our product families enable our customers to create end-to-end regional and national networks that support major broadband access technologies as well as new services that these high-speed connections support. Additionally, Redback provides solutions that ease the capacity and flexibility issues associated with broadband service providers’ regional networks.

We Support Major Broadband Technologies

          Our SMS product family lets broadband service providers connect tens of thousands of end users quickly and cost-effectively, as well as manage user accounts and service profiles. Broadband service providers are able to deliver different kinds of high-speed access and a variety of service offerings with a single operational structure.

Our SmartEdge Family of Products is Designed to Simplify Regional Networks and Add Capacity

          Our SmartEdge family allows broadband service providers to create high capacity, flexible regional fiber optic networks. Telecommunications providers use the SmartEdge platform to upgrade their regional voice and data networks to support the extra traffic generated by the growing availability of broadband Internet access. Additionally, regional networks based on our SmartEdge products will be less complex and more flexible in design, enabling telecommunications providers to deliver high-speed data services more rapidly.

Our Services Management Products Allow Service Providers to Publish, Activate and Manage Services

          Our Service Management products allow service providers to publish, activate and manage services based on the industry standard Internet Protocol. The Network Services Contractor, or NSC, is a software system that reduces the time, cost and complexity of delivering and managing both the broadband access and regional network types of services created by Redback’s SMS and SmartEdge product families, as well as value-added Internet Protocol-based services. The potential result for service providers is faster service adoption by end users and more revenue.

    Benefits of the Redback Solution:

•
Enhances Broadband Operations.    Our SMS products bridge the operational gap between access equipment located at the consumer end of the networks that serve businesses and homes and the routers at the carriers’ and service providers’ facilities that connect to the Internet and to corporate networks.

•
Simplifies Regional Network Architecture.    Our SmartEdge products simplify the design of regional voice and data networks, and enable our customers to increase their capacity and performance with less equipment.

•
Provides Cost-savings and Revenue-generating Benefits.    Our Service Management products allow carriers and service providers to create new service capabilities that provide operational cost savings and revenue generating benefits for carriers and service providers.

•	Supports Major Access Technologies. Our products support major access technologies, including:

—	Broadband: digital subscriber line, wireless and cable;

—
Metro Optical:    traditional and emerging optical transport methods for transmitting information over optical fiber. Equally important, these products enable our customers to operate multiple broadband technologies simultaneously, reducing operational expenses and improving their ability to respond to their customers.

•
Facilitates Rapid and Expandable Deployment.    Our products allow broadband service providers to quickly deploy high-speed access so that revenue-generating services can be offered to their customers while using existing access, accounting and management control systems.

•
Provides Platform for the Delivery of Value-Added Services.    Our products enable broadband service providers to create and market new service offerings that extend to their customers additional capabilities such as increased security, outsourced operation of major software programs, and enhanced network-based content such as video.

•
Simplifies End-User Administration and Support.    Our products allow simplified configuration and administration of end users, reducing the cost of providing service and enabling faster response to customer requirements.

Strategy

          Our objective is to be the leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks, and to deliver advanced Internet Protocol services that generate incremental revenue streams from their networks. Key elements of our strategy include the following:

          Extend Leadership in Subscriber Management throughout Broadband Service Provider Markets.     We continue to focus on delivering subscriber management solutions to broadband service providers, and have established market leadership in the digital subscriber line market through capturing numerous major accounts worldwide. We currently have orders or installations at all of the U.S.-based Regional Bell Operating Companies, including SBC Communications Inc., Verizon Communications, Inc., Qwest Communications International Inc. and BellSouth Corp., as well as installations at other national and international carriers, including Bell Canada International, Inc., Korea Telecom, France Telecom, Genuity Inc. and Telia AB.

          We have several leading service providers as customers, including Advanced TelCom Group, Inc., EarthLink, Inc., Focal Communications Corporation, Megapath Networks Inc., Orckit Communications, Ltd. and Speakeasy, Inc. We plan to extend our market leadership position by continuing to invest in sales and marketing efforts that will allow us to further penetrate existing accounts with existing and new products, to develop early customer relationships and to win new service provider accounts for all types of broadband access.

          Continue Entry into Regional Network Market.    We plan to leverage our customer relationships and technology to sell our SmartEdge systems into broadband service providers’ operating regional networks. The traditional regional network market, where standard voice technology connections are used to send data, is already large, and continues to grow yearly. We will continue to show participants in this market how the SmartEdge family of products, which uses next generation technology, can save them operating expenses and provide a platform that is ready for a future migration to Internet Protocol-based services.

          Expand Global Distribution and Strengthen Relationships with Distribution Partners.     We currently pursue a direct and indirect sales strategy to penetrate broadband service provider organizations in North America, focusing primarily on large carriers and major service providers. We also target smaller carriers and service providers through resellers that participate in our PowerPartners program. Resellers who participate in our PowerPartners program sell our products to their customers. We do not have formal partnership agreements with all resellers who participate in our PowerPartners program. However, we offer participating resellers discounts, technical training materials, access to an exclusive web site and exclusive marketing and sales materials.

          We have expanded our presence globally by increasing the scope and size of our sales force by adding dedicated sales resources in Europe, Asia-Pacific and Latin America. To further support our global sales objectives, we have established relationships with companies such as Nokia Corp., which are leading communications and networking companies with significant customer relationships in place. Although we do not have formal partnership agreements with all of these companies, which we refer to as distribution partners, they have enabled us to expand our global sales presence and to leverage their established relationships with major broadband service providers. Unlike resellers who participate in our PowerPartners program that sell our product directly to their customers, our distribution partners integrate our products into their products and sell the integrated product to their customers.

          Leverage Leading Software Capabilities.    We believe our products’ operating system software differentiates our solution and gives us a competitive advantage in the marketplace. We intend to continue to enhance our wholesale, security, bandwidth management, subscriber accounting and billing, and network management capabilities. We expect our current and future products will share a common software foundation and offer a consistent operational model.

          Leverage Proprietary Computer Circuit Designs.    We believe our SmartEdge products’ hardware design, including proprietary computer circuits, commonly known as application specific integrated circuits or ASICs, will give us a competitive advantage in the marketplace. These ASICs are complex and incorporate the functions previously performed by multiple pieces of equipment. We intend to continue to enhance our ASIC designs and use them throughout our SmartEdge product line, as well as migrate them to our SMS product line.

          Enable New Consumer and Business Services.    We believe our products provide a flexible solution for the creation and delivery of new value-added services. We will continue to work directly with our customers to develop features and functionality that further enhance the ability of service providers to deliver new broadband-based services. We believe this approach will increase the value we offer in both new and existing installations, as well as contribute to the continued business success of our customers. Examples of these new services include “gold” or “platinum” high-availability services, highly secure networks and services optimized for telecommuters.

          Deliver Broad Product Families.    We have expanded our SMS and SmartEdge product families to address the different capacity and functionality requirements of different market segments. Our SMS 1800 and SMS 10000 are targeted at carriers, cable operators and large service providers. Our SMS 500 is targeted at service provider facilities with fewer subscribers than those using the SMS 1800.

          Our SmartEdge 800 product is targeted at large regional networks. We have announced the SmartEdge 100 product, which leverages the technology of the SmartEdge 800 in a smaller form factor and different network interfaces, to address the needs of smaller networks, multi-tenant offices, and international customers.

          Our strategy is to continue to leverage our products’ operating system software across multiple technologies and products. In so doing, we intend to address a range of functionality, density and application requirements of carriers, cable operators and small and large service providers.

Customers

          The following is a list of companies that purchased at least $1 million of our products and services in 2000:

Carriers
AT&T Corp.	Nokia Corp.
Belgacom S.A.	Qwest Communications International Inc.
Bell Canada International, Inc.	Riodata
BellSouth Corp.	SBC Communications Inc.
BroadBand Office, Inc.	Sprint Corp.
Covad Communications Group, Inc.	UUNet Technologies Inc.
France Telecom	Verizon Communications Inc.
Genuity Inc.

Service Providers	Resellers
Advanced TelCom Group, Inc.	ComTrend Corp.
EarthLink, Inc.	Delta Info-Comm
Focal Communications Corporation	Global Technology Integrator
Flashcom, Inc.	NTT PC Communications Inc
Megapath Networks, Inc.	Solunet, Inc.
Orckit Communications, Ltd.	Sumitomo Corp.
Speakeasy, Inc.	The Telindus Group NV
Terilogy Co., Ltd.

Sales and Marketing

          We sell our products through a direct sales force, resellers, and distribution partners. Through December 31, 2000, substantially all of our revenues have been derived from sales to providers of digital subscriber line services.

          As of December 31, 2000, our direct sales force consisted of approximately 290 persons located in various cities throughout North America, Europe, Asia-Pacific and Latin America. For the years ended December 31, 1998, 1999 and 2000, we derived approximately 15%, 7%, and 29% of net revenues from international sales, respectively. We currently have regional sales and support headquarters in North America, Europe and Asia.

           In addition to direct sales, we have a variety of reseller and distribution partners. Resellers who participate in our PowerPartners program sell our products to their customers. We do not have formal partnership agreements with all resellers who participate in our PowerPartners program. We have also established relationships with companies such as Nokia Corp., which are leading communications and networking companies with significant customer relationships in place. Although we do not have formal partnership agreements with all these companies, which we refer to as distribution partners, they have enabled us to expand our global sales presence and to leverage their established relationships with major carriers and service providers.

          We have a variety of marketing programs and initiatives to support the awareness, sale and distribution of our products. The audience for these activities includes our sales organization, distribution partners and authorized resellers, existing and prospective customers, and the trade press, analysts and others who are influential in the industry. Marketing activities include participation in technical conferences, preparation of sales tools, business cases, competitive analyses and other marketing collateral, sales training, publication of customer deployments, new product information and educational articles in industry journals, maintenance of our World Wide Web site and direct marketing to prospective customers. We also participate in leading industry tradeshows.

Products and Technology

          Our Subscriber Management System, or SMS, products connect and manage large numbers of end users across major high-speed access technologies, including digital subscriber line, cable and wireless. SMS products fill the operational gap between the devices used to gather together high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). Whether used by telecommunications carriers or by service providers, the SMS product family accepts a large volume of data traffic originating from networks based on high-speed technologies. The SMS product family dynamically applies user information to and manages each user’s data stream, performing all of the procedures to ensure the traffic is ready to be sent to the Internet by the routing equipment at the provider’s facility. Thus, the service providers are relieved of additional computations that can cause congestion on high-volume networks.

          Our SmartEdge optical networking products are intended to simplify the designing and building of today’s regional voice and data networks, as well as improve their capacity and performance. By using SmartEdge optical networking products, broadband service providers are able to build regional networks that require fewer pieces of equipment than if they used traditional or existing optical equipment, which can often require many factors more space, power and time to operate. The resulting benefit for providers using SmartEdge products is reduced initial and ongoing operational costs.

          Our Service Management products, which include the Network Services Contractor, enable broadband service providers to publish, activate and manage access and advanced Internet Protocol services, as well as allowing their customers to subscribe to these services on demand.

          Together, these three product families are designed to enable our customers to create end-to-end networks that will support major broadband access technologies, while simplifying the expansion and ongoing management of the regional optical networks they run over. Finally, these product families will enable providers to create a new range of access and value-added services that can take advantage of high-speed connections.

Description of the SMS Product Family

          We currently offer the SMS 500, the SMS 1800 and the SMS 10000.

           SMS 500.    Targeted for use in small carrier and service provider data facilities, the SMS 500 is a compact system featuring two modular interface slots and support for up to 2,000 active subscribers. The SMS 500 supports data-oriented networking technologies, as well as more traditional voice-oriented connections.

          SMS 1800.    The SMS 1800 is Redback’s most widely installed subscriber management system. Because each unit can support up to 8,000 active and 48,000 configured subscribers, this platform is targeted at major Internet service providers, incumbent and competitive local exchange carriers and cable operators. The chassis offers six modular interface slots, which, as in the SMS 500, can be populated with modules supporting data-oriented networking technologies, as well as more traditional voice-oriented connections operating at higher speeds than the SMS 500. The product also supports the transmission technologies used in Europe and Asia.

          SMS 10000.    Our largest subscriber management system, each SMS 10000 can support up to 100,000 active and 500,000 configured subscribers. The SMS 10000 was designed for high levels of reliability, and major system components can be configured with standby components for fail-safe operation. The SMS 10000 also features a very high capacity in the number of physical connections than can be configured and in the speed of those connections. The chassis itself consists of 24 modular interface slots. Besides supporting the technologies and speeds mentioned above, the SMS 10000 also supports the faster data connection technologies and speeds commonly known as OC-12, asynchronous transfer mode, or ATM, and Gigabit Ethernet.

SMS Operating System Software

          Our operating system was developed to handle the subscriber management and routing functions in our SMS products and supports the collection of large numbers of end user connections and the resulting data traffic. It supports a variety of network protocols in use in the industry today, and provides features to manage the data traffic running through the system.

          In addition, our operating system software supports the processing of Internet Protocol traffic and is capable of running dynamic routing protocols. Our operating system software supports the capability to dynamically connect end users’ sessions with services. This capability enables broadband service providers to offer multiple types of connections and services, dynamically selectable by the user. Our operating system software also supports a software protocol called the Layer 2 Tunneling Protocol, or L2TP, which enables the creation of virtual, secure, software-based network connections. Redback is a co-author of the PPP-over-Ethernet specification, a software protocol intended to simplify the roll-out of high-speed Internet access. Our operating system software also supports multiple logical entities, or contexts, which allow a service provider to partition a single SMS unit into many virtual devices to deliver multiple services.

Description of the SmartEdge Product Family

          Redback’s SmartEdge systems are a family of multi-service optical networking platforms that leverage technological advances in silicon-based circuits and fiber optics to deliver both traditional services and next generation Internet Protocol-based connectivity services with carrier grade reliability, security, and scalability. They incorporate multiple network functions into a single system through proprietary silicon processors.

          We currently offer the SmartEdge 800 and have announced the SmartEdge 100, which we anticipate will begin shipments in the second calendar quarter of 2001.

          SmartEdge 800.    The SmartEdge 800 combines highly dense transport for regional optical networks with an architecture that supports such advanced data and transport technologies as Dense Wavelength Division Multiplexing, or DWDM, video, and Layer 2 data.

          SmartEdge 100.    The SmartEdge 100 leverages the technology of the SmartEdge 800 in a smaller form factor suitable for smaller central offices and multi-tenant office buildings.

Description of the Service Management Family of Products

          The Redback Service Management family, which consists of the Network Services Contractor (NSC) and the Virtual Enterprise Manager, allows service providers to publish, activate and manage Internet Protocol services and allows their customers to subscribe to these services on demand. A family of service operational support systems, these products reduce the time, cost, and complexity of deploying advanced Internet Protocol services and speed service adoption.

          The NSC is a service activation system designed to enable network-independent, on demand, Internet Protocol services for voice, video and data traffic. The Virtual Enterprise Manager is a web-based application that will provide a partitioned view of the NSC for self-service of managed Internet Protocol virtual private networks. We announced the two products in the family in the third calendar quarter of 2000. Although no revenue has been recognized for Service Management products through December 31, 2000, we began shipping them in limited quantity during the fourth calendar quarter of 2000.

Research and Development

          Our engineering expertise includes Internet Protocol and routing software development, application specific integrated circuits, or ASIC, and custom circuit design, optical networking hardware and software, subscriber management software, ATM/Frame Relay switching, which is a telecommunication service designed for cost-efficient data transmission, wide area network interfaces and network management software. As of December 31, 2000, we employed approximately 530 in research and development. This compares with approximately 100 employed at the beginning of 2000. During 1999 and 2000, we spent $21.1 million and $86.7 million, respectively, on research and development.

          We expect to continue to invest in research and development programs. We are focusing development efforts on, among other things, completing and extending the functions of our ASIC designs, enhancing our support of the Internet Protocol and other related routing protocols, and creating and delivering optical interfaces for our products. We are also developing new features and product families for our subscriber management system and are committed to extending the functionality of our subscriber management system software to create additional competitive advantages for our customers.

Customer Service and Support

          Our customer service and support organization supports and maintains products sold worldwide by our direct sales force, as well as products sold by our authorized resellers and partners. Generally, our distribution partners and authorized resellers provide installation and first-level, or preliminary, support to their customers, while we provide backup support. Our technical assistance centers in San Jose, California, Raleigh, North Carolina and Rotterdam, the Netherlands, employ systems engineers who work closely with our direct sales personnel, partners and resellers to assist end users with post-sales support issues.

Manufacturing

          Our manufacturing operations consist primarily of prototype development, materials planning and procurement, final assembly, testing and quality control. We use several independent suppliers to provide printed circuit boards, chassis and subassemblies. Our products use a combination of standard parts and key components, which are purchased from single or limited sources of supply. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive.

           We currently use several third-party manufacturers. They provide the labor to assemble, test and ship our products. The Company plans to share manufacturing knowledge and processes between the primary contract manufacturers for the SMS and SmartEdge products, in an effort to reduce our risk associated with each manufacturer. The loss of any of our third-party manufacturers could prevent us from meeting our scheduled product deliveries to our customers and would materially and adversely affect our sales and operating results.

Competition

          The broadband access markets we are targeting, including digital subscriber line, cable and wireless, are rapidly evolving and continue to be highly competitive. We encounter current and potential competition from public and private companies providing routers connecting to the Internet, from devices used to concentrate broadband traffic, and from traditional subscriber management systems.

          Cisco Systems, Inc., the leading provider of routers connecting to the Internet, offers products that compete directly with both our SMS and SmartEdge products, and also provides a comprehensive range of broadband concentration systems. Nortel Networks Corp. also provides subscriber management systems, as does Siemens Aktiengesellschaft through its Unisphere division. Finally, a number of smaller companies participate in this market, as well.

          In the subscriber management market, we expect companies that offer access concentrators and routers, such as Lucent Technologies Inc., to incorporate incremental subscriber management functionality into their products. There are also private companies that provide subscriber management features in access concentrators or routing platforms, and many private companies that are designing products to address different issues involved with building regional networks.

          From a market overview and leadership perspective, most industry analysts rank Redback’s SMS product family as number one in market share, with the actual percentage varying on how narrowly or widely the market segment is defined for subscriber management equipment (i.e., features, role in network, etc.).

          While the market for regional data networks is a mature market compared to the subscriber management equipment market, there are only two primary competitors that offer true next generation equipment—Redback Networks and Cisco Systems, Inc. Cisco offers a product that competes directly with Redback’s SmartEdge family, as well as a wide range of other products used in building optical networks. There is currently no industry data available regarding market share for these next generation devices in regional optical networks.

          In addition to next generation platforms for regional optical networking from Redback and Cisco Systems, Inc., established competitors building equipment for this market space include Alcatel Alsthom S.A., Fujitsu Ltd., Lucent Technologies Inc., Nortel Networks Corp. and Siemens Aktiengesellschaft through its Unisphere division. There are also numerous emerging companies addressing different technical issues affecting this market.

          Some of our current and potential competitors are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors with large market capitalization or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. Any of these acquisitions could give the acquiring competitor a strategic advantage that may disrupt our marketing and sales efforts.

          Many of our competitors have significantly more established customer support and professional services organizations than we do. In addition, many of our competitors have much greater name recognition and have a more extensive customer base, broader customer relationships and broader product offerings than we have. These companies can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. As a result, we may not be able to maintain a competitive position against current or future competitors. We expect the competitive pressures may result in price reductions, reduced margins and lost market share, which would materially adversely affect our business, results of operations and financial condition.

Patents and Proprietary Rights

          Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property rights. These legal protections afford only limited protection for our technology. We have filed 30 patent applications in the United States and two Canadian patent applications. Our pending patent applications may not result in the issuance of any patents. If any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

Risk Factors

          An investment in Redback common stock, or Redback convertible notes, involves a high degree of risk. In addition to the other information contained in this Form 10-K, you should carefully consider the following risk factors we have identified as material risks before making an investment. Any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price could decline and you may lose all or part of your investment. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Form 10-K.

Our business is difficult to evaluate because we have a limited operating history

          We were founded as a corporation in August 1996 and only began shipping products in material quantities in the second quarter of 1998. You should consider the risks and difficulties frequently encountered by companies like us that are developing and selling products for new and rapidly evolving markets. Our ability to sell products and services, and the level of success, if any, we achieve, depends, among other things, on the level of demand for broadband access services, which is a new and rapidly evolving market. Our business strategy may be unsuccessful and we may not successfully address the risks we face.

We have a history of losses and expect to incur future losses

          We incurred net losses of $9.9 million for the year ended December 31, 1998, $7.9 million for the year ended December 31, 1999, and approximately $1.0 billion for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $1.0 billion. We have incurred significant net losses in the past and expect to continue to incur significant net losses in the future.

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

A decline in the demand for broadband access services would seriously harm our sales and operating results

          Sales of our products depend on the increased use and widespread adoption of broadband access services, and the ability of our customers to market and sell broadband access services. Our sales and operating results would be materially adversely affected by reduced or delayed demand for our products if the use of broadband access services does not increase or if our customers’ broadband access services are not well-received by the marketplace. Critical issues concerning use of broadband access services are unresolved and will likely affect use of broadband access services. These issues include:

•	security;

•	reliability;

•	bandwidth;

•	congestion;

•	cost;

•	ease of access; and

•	quality of service.

          Even if these issues are resolved, the market for products that provide broadband access to the Internet and to corporate networks could still fail to develop, or develop at a slower pace than anticipated. Although sales to the broadband service provider market have grown historically, this market is characterized by large and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that broadband service providers are affected by regulatory, business and economic conditions and climate. Additionally, we expect that a general downturn in the domestic or international economic growth, or the perception that such a downturn is imminent will negatively affect the growth of the broadband access market and sales to broadband service providers as customers of ours and potential customers reduce network spending and otherwise curtail expansion opportunities.

Our quarterly operating results have and are expected to continue to fluctuate significantly, which could cause our stock price to be volatile or decline

          The concerns we discuss under “Risk Factors” are likely to cause quarterly fluctuations in revenues and operating results. Additionally, our quarterly operating results are likely to be affected by other factors. These factors include the timing of significant sales to large customers, our ability to control expenses and the timing differences between when we incur expenses and when we realize benefits, if any, from such expenditures. A high percentage of our expenses, including those related to engineering, sales and marketing, research and development, and general administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results are likely to be materially adversely affected. In the future, we may increase our operating expenses to expand our engineering and sales and marketing operations, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development and build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, our business, results of operations and financial condition could be materially adversely affected.

          Because we rely on patent, trademark, trade secret and copyright laws both to protect our proprietary technology and to protect us against claims from others, any expenses associated with any litigation, including litigation involving our intellectual property would also affect our quarterly operating results.

          Due to these and other factors discussed in this “Risk Factors” section, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock and convertible notes would likely decrease.

Our lengthy and variable sales cycle makes it difficult for us to predict if or when a sale will be made

          The timing of our revenue is difficult to predict because of the length and variability of the sales cycle for our products. Customers often view the purchase of our products as a significant and strategic decision. We believe our financial results and prospects will be impacted by the current economic downturn in the United States as customers and potential customers globally assess its effect on their business, which can result in a deferral or cancellation of purchasing decisions for products such as ours. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unplanned administrative, processing and other delays. This is particularly true for larger customers for whom our products represent a very small percentage of their overall purchasing activity. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. We believe that certain customers’ sales decisions are not made until the final weeks, or days, of the calendar quarter which leads to greater uncertainty for us in predicting the timing and amount of our revenues. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

Our sales would suffer if one or more of our key customers substantially reduced its orders for our products

          In each of the twelve quarters in the period ended December 31, 2000, we have had at least one customer that accounted for 10% or more of our total revenue in the quarter. In the fourth quarter of 2000, Qwest Communications International Inc., Delta Info-Communications and Genuity Inc. accounted for 18%, 14% and 10% of our total revenue, respectively. For the twelve months ended December 31, 2000, sales to Qwest Communications International Inc. and Genuity Inc. accounted for 15% and 10% of our total revenue, respectively. We anticipate that a small number of customers will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. If our customers alter their purchasing habits, encounter a shortage of capital or reevaluate their need for our products or purchase competing products, or if we fail to receive a large order in any future period, our business, results of operations and financial condition would be materially adversely affected due to shortfall in revenues. Because we sell to primarily major corporate customers, our business also depends on general economic and business conditions that are likely to affect these customers.

Our operating results suffer due to risks associated with mergers and acquisitions generally

          We expect to continue our acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the tangible net assets of the acquired businesses. As a result, we would be required to record material goodwill and other intangible assets that would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Further, we must successfully combine the acquired businesses. We may not be able to integrate the technologies and operations quickly and smoothly. In the event that our integration does not go smoothly, serious harm to our business, financial condition and business prospects may result. Integrating acquired businesses entails significant diversion of management’s time and attention. The integration of technology, products and services may require the partial or wholesale conversion or redesign of some or all of our technologies, products and services or those of the acquired business. In addition, we may be required to spend additional time or money on integration that would otherwise have been spent on developing our business and services or other matters.

          In addition to our merger with Siara Systems, Inc. completed on March 8, 2000, we recently acquired Abatis Systems Corporation on September 28, 2000. We accounted for the Siara merger and the Abatis acquisition using the purchase method of accounting. The results of operations of Siara and Abatis are included in our consolidated financial statements for all periods after March 8, 2000 and September 28, 2000, respectively. The excess of cost over the fair value of the net tangible assets acquired from these transactions is recorded as goodwill, other intangible assets and deferred stock compensation, which will be amortized by charges to operations. These transactions resulted in aggregate goodwill and other intangible assets of approximately $5.1 billion, as well as deferred stock compensation of $63 million. Our annual amortization of goodwill and other intangible assets is estimated to be approximately $1.3 billion per year and our amortization of deferred stock compensation will be as much as $40 million per year, which will have a significant negative impact on our operating results by increasing our losses, and could cause our stock price to decline.

          We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We have experienced a decline in our stock price and market capitalization during the first quarter of 2001. In addition, our industry has begun to experience slower growth rates. If such factors continue, we may be required to perform an impairment review of our goodwill and other intangible assets, which approximate $4.1 billion at December 31, 2000. This review could result in a significant charge to earnings in the period any impairment is determined.

We are at risk of securities class action litigation due to the volatility of our stock price

          In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm its business.

Our gross margin may decline over time

          Our gross margin may decline in the future due to several factors. These factors include a shift in emphasis from sales of higher margin, lower volume products to sales of lower margin, higher volume products and our ability to control the mix of sales between these products. Additionally, our ability to maintain current price levels will be affected by competition for market share in international markets and lower selling prices on higher volume customer purchases. Gross margin will also likely fluctuate depending on our ability to introduce new products, competitive product enhancements and upgrades and our ability to control inventory costs. If we do not introduce new products with a higher margin, and are required to sell current products at a higher discount to remain competitive, our gross margin will decline.

Our operating results will suffer if we fail to commercialize new product lines

          The SMS and SmartEdge families of products are the only products that we currently sell. We have introduced the Service Management family of products and intend to introduce new products and enhancements to existing products in the future. We cannot be certain that the SMS, SmartEdge or Service Management products or any future products will achieve widespread market acceptance. Our inability to timely and successfully introduce new products and enhancements, or the failure of these new products or enhancements to achieve market acceptance, could materially adversely affect our operating results, financial condition or business prospects by failing to satisfy customer requirements for new products.

There are a limited number of potential customers for our products

          The products that we have developed or may develop and introduce in the future are marketed primarily to large customers. There are only a limited number of large existing and potential customers and this number is not expected to increase significantly and may decrease in the future. Our inability to develop and maintain relationships with these large customers could materially adversely affect our operating results and financial condition.

If our products do not anticipate and meet specific customer requirements and demands, our sales and operating results would be adversely affected

          Many of our customers require product features and capabilities that our products may not have. The requirement that we add features to our products in order to achieve a sale may result in a longer sales cycle, increased research and development expenses and reduced margins on our products. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. There can be no assurance that we will be able to provide a product that will satisfy new customer demands, or that the standards we chose to develop will position our products to compete with others on the market. Our failure to develop products or offer services that satisfy customer requirements would materially adversely affect our sales, operating results, financial condition and business prospects because customers will not place orders with us.

          We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns, to ensure that adequate supplies of new products can be delivered to meet anticipated customer demand, and to limit the creation of excess inventory that may impact our financial results. Our inability to effectively manage this transition would materially adversely affect our sales and the acceptance of our products in the marketplace.

Our failure to meet the demands of current and future broadband access markets would impair our operating results and business prospects by reducing sales

          To date, we have derived substantially all of our revenues from sales of products for use in the digital subscriber line market for broadband access. We intend to invest resources in other markets, including the cable, wireless and optical markets. We may be unable to simultaneously or effectively address evolving demands in these markets, and customers in these markets may choose to implement competing technologies or products. In addition, if our competitors gain market acceptance in these markets first, it will be difficult, if not impossible, for us to gain subsequent market acceptance in these markets. If we are unable to achieve acceptance of our products in these markets, our ability to generate revenues will be limited, and our operating results, financial condition and business prospects would be materially adversely affected because customers will not place orders with us.

Any failure to remain competitive in our industry would impair our operating results and business prospects by reducing our ability to attract customers

          We may be unable to compete successfully with current or future competitors. Currently, competition in our market is intense. The broadband access markets we are targeting are new and rapidly evolving and we expect these markets to be highly competitive in the future. In addition, we expect new competitors to emerge in the broadband access market as that market evolves due to technological innovation and regulatory changes. We face actual and potential competition from public and private companies providing various kinds of equipment that allows our customers to provide networking services to their customers. For instance, Cisco Systems, Inc., the leading provider of routers, also offers products that compete directly with our products, and provides a comprehensive range of other access systems. In addition, new “start-up” companies continue to announce their plans to develop “next generation” products that would compete directly with our products.

          We expect companies that offer access concentrators, which are devices used to gather together high-speed Internet users, and routers to incorporate some subscriber management functionality into their products. These companies include Cisco Systems, Inc., Nortel Networks Corp. and Lucent Technologies Inc. In addition, there are several other companies that provide subscriber management features in access concentrators or routing platforms.

          Many of our principal competitors in the optical networking market, including Alcatel Alsthom S.A., Cisco Systems, Inc., Fujitsu Ltd., Lucent Technologies Inc., Nortel Networks Corp., Siemens Aktiengesellschaft through its Unisphere division and some companies that may compete with us in the future, are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. Any of these acquisitions could give the acquiring competitor a strategic advantage that may disrupt our marketing and sales efforts.

          Many of our competitors have significantly more established customer support and professional services organizations than we do. In addition, many of our competitors have much greater name recognition and have a more extensive customer base, broader customer relationships and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. We have encountered, and expect to continue to encounter, potential customers that, due to existing relationships with our competitors, are committed to the product offerings of these competitors. As a result, these potential customers may not consider purchasing our products. We expect to face competition in the following areas:

•	product pricing;

•	breadth of product lines;

•	sales and distribution capabilities;

•	product features and enhancements, including product performance, reliability, size, compatibility and scalability;

•	product ease of deployment;

•	conformance to industry standards; and

•	technical support and service.

          We expect that competitive pressures may result in price reductions, reduced margins and loss of market share, which would materially adversely affect our business, results of operations and financial condition.

Interruptions affecting our contract manufacturers or suppliers could disrupt production, compromise our product quality and adversely affect our sales

          We currently use a limited number of third party manufacturers to assemble, test and ship our products. We may not be able to effectively manage our relationship with these manufacturers and such manufacturers may not meet our future requirements for timely delivery. Any interruption in the operations of our contract manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers. This could cause the loss of existing or potential customers and could materially adversely affect our sales and operating results.

          In addition, the products that these manufacturers build for us may be insufficient in quality or in quantity to meet our needs or the needs of our customers. These manufacturers may not meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while another of our third-party manufacturers begins production and would have a material adverse effect on our sales and operating results.

          We currently purchase several key components used in our products from single or limited sources of supply. These manufacturers include Altera Corp., Agere Systems, Inc., APW Electronic Solutions, Brooktree Corp., Foresight Imaging, LLC, Intel Corp., JDS Uniphase Corp., Level One Communications, Inc., Powerspec, Siemens Aktiengesellschaft and Ziatech Corp. In addition, we rely on Arrow Electronics Corp., for component distribution, and LSI Logic Corp. as our foundry for a number of our application specific integrated circuits, or ASICs, and IBM Microelectronics as a foundry for other ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our manufacturers, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive.

Interruptions in delivery of power could disrupt normal business operations and adversely affect our delivery schedules

          Our corporate headquarters, a portion of our research and development activities, other business operations and a certain number of our suppliers and manufacturers are located in California. California has recently experienced ongoing power shortages, which have resulted in “rolling blackouts.” These blackouts could cause disruptions to our operations and the operations of our suppliers, manufacturers and customers. Any significant or extended power outages could disrupt our business operations. Unexpected power disruptions could result in loss of data and interruption of development efforts. Extended power outages would adversely affect our ability to meet scheduled product deliveries to our customers and could materially adversely affect our sales and operating results.

          Additionally, and as a result of the continuing shortage of power in California, our costs of power in California may rise significantly, which may increase our operating expenses and those of our customers.

If we fail to match production with product demand, we may need to incur additional costs to meet such demand

          We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, or if any components become obsolete between order and delivery time, we may have excess or inadequate inventory of materials and components. Excess inventory could materially adversely affect our operating results due to increased storage or obsolescence costs. In order to meet our inventory needs, we may incur expedite fees charged by our suppliers, which could materially adversely affect our product margins.

If we fail to attract or retain employees or properly manage our growth, we may not be able to timely develop, sell or support our products

          We have expanded our operations rapidly since our inception. The number of our employees increased from 39 on February 28, 1998 to approximately 1,200 on February 28, 2001.

          Our future performance depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Our ability to continue to attract and retain highly skilled personnel is a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. The loss of the services of key personnel or the inability to continue to attract, assimilate or retain qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

If we become subject to employment related claims, we could incur substantial costs in defending against these claims

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

Our business may suffer slower or less growth due to further government regulation of the communications industry

          The jurisdiction of the Federal Communications Commission, or FCC, extends to the communications industry, to our customers and to the products and services that our customers sell. Future FCC regulations, or regulations established by other regulatory bodies, may slow or end the growth of the broadband access services industry. Regulation of our customers may materially harm our business and financial condition. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers’ penetration into broadband access markets. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would materially harm our business, results of operations and financial condition.

Our planned expansion to international markets will involve new risks

          For the years ended December 31, 1998, 1999 and 2000, we derived approximately 15%, 7%, and 29%, respectively, of our revenues from sales to customers outside the United States. Our ability to achieve future success will depend in part on the expansion of our international sales and operations. Our international presence exposes us to typical foreign market risks not faced by wholly-domestic companies, including, among others, foreign currency fluctuations, language and cultural barriers, unexpected regulatory requirements and protectionist laws, and political, legal and economic instability in foreign markets. Specifically, we have identified the following risks:

•	expenses associated with customizing products for foreign countries;

•	dependence on local vendors;

•	longer sales cycles;

•	longer accounts receivable cycles;

•	difficulties in managing operations across disparate geographic areas; and

•	reduced or limited protection of our intellectual property rights in some countries.

          In addition, if we grow internationally, we will need to expand our worldwide operations and enhance our communications infrastructure. If we fail to implement and improve these systems, our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information would be adversely affected. This could materially adversely affect our revenues and operating results.

Undetected software or hardware errors could have a material adverse effect on our operating results

          Networking products frequently contain undetected software or hardware errors when first introduced or as new versions are released. We have experienced errors in the past in connection with new products. We expect that errors will be found from time to time in new or enhanced products after we begin commercial shipments. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. The occurrence of these problems could result in the delay or loss of market acceptance of our products.

          Our customers use our products to provide broadband access to their customers. Defects, integration issues or other performance problems in our products could result in financial or other damages to our customers or could damage market acceptance for our products. Our customers could seek damages for losses from us, which, if they were successful, could have a material adverse effect on our operating results. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly.

If we have insufficient proprietary technology rights or if we fail to protect those we have, our business would be materially impaired

          We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and licensing agreements to protect our intellectual property rights. These legal protections afford only limited protection for our technology. We have filed 30 U.S. patent applications and two Canadian patent applications. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. Furthermore, other parties may independently develop similar or competing technology, design around any patents that may be issued to us, otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Although we attempt to protect our intellectual property rights, we may be unable to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

          Others may allege that our products infringe upon their proprietary rights. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves or our customers, manufacturers or suppliers against alleged infringement of intellectual property rights. Many patents have been issued in the United States and throughout the world relating to many aspects of networking technology. We could incur substantial costs to prosecute or defend this litigation. In addition, intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

•	redesign those products or services that incorporate the disputed technology.

          In the event of a successful claim of infringement against us and our failure or inability to develop non-infringing technology or license the infringed technology on acceptable terms and on a timely basis, our business would be materially harmed due to lost or delayed sales or additional development or licensing expenses. We may be subject to these claims in the future.

          We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. As a result, our business could be materially adversely affected.

If we fail to obtain additional capital at the times, in the amounts and upon the terms required, our business could suffer

          The industry is evolving quickly and new products are always required in order to maintain and grow our market share and to meet our customers’ technology needs in providing cheaper, faster, more reliable and sophisticated services to their subscribers. The research, development and marketing of such new products and the expansion of our operations and reseller channels will require a significant commitment of resources.

          Furthermore, if the market for broadband access develops at a slower pace than anticipated or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. While we believe that our existing capital resources are adequate to meet our current needs, we may require additional capital in the future. We cannot precisely determine the timing and amount of such capital requirements and will depend on several factors, including our acquisitions and sales of our products and products under development. Such additional capital may not be available to us at all, or, if available, may be available only on unfavorable terms.

We have insufficient cash flow to meet our debt service obligations

          We have substantial amounts of outstanding indebtedness, primarily due to our convertible notes. We also may obtain additional long-term debt and working capital lines of credit. As a result of this indebtedness, our principal and interest payment obligations will increase substantially. Currently, our earnings are insufficient to cover our anticipated debt service obligations. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.

          Our substantial leverage could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	increasing our cost to obtain additional financing;

•
requiring the dedication of a substantial portion of our cash from operations to service our indebtedness, thereby reducing the amount of our cash available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage vis-a-vis less leveraged competitors and competitors that have better access to capital resources.

We may be unable to repurchase our convertible notes which could seriously harm our financial condition

          On April 1, 2007, the entire outstanding principal in the aggregate amount of $500 million of our outstanding 5% convertible subordinated notes issued in April 2000 will become due and payable. In addition, if a change in control occurs, each holder of the convertible notes may require us to repurchase all or a portion of that holder’s convertible notes as provided in the indenture for the convertible notes. At maturity or if a change in control occurs, we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount or repurchase price due. Under the terms of the indenture for the convertible notes, we may elect, if we meet certain conditions, to pay the repurchase price with shares of common stock. Our borrowing arrangements or agreements relating to senior debt to which we become a party may contain restrictions on, or prohibitions against, our repurchases of the convertible notes. If the maturity date or change in control occurs at a time when our other arrangements prohibit us from repurchasing the convertible notes, we could try to obtain the consent of the lenders under those arrangements to purchase the convertible notes, or we could attempt to refinance these borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance these borrowings, we will be unable to repurchase the convertible notes. In that case, our failure to repurchase any tendered convertible notes or convertible notes due upon maturity would constitute an event of default under the indenture for the convertible notes. Any such default, in turn, may cause a default under the terms of our senior debt. As a result, in those circumstances, we could not repurchase any of the convertible notes until we pay the senior debt in full, further limiting our ability to obtain additional financing.

Provisions of our charter documents may have anti-takeover effects that could prevent a change in our control

          We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of its outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.

Item 2.    Properties

          Redback’s principal administrative, sales, marketing and research and development facilities occupy approximately 370,000 square feet in San Jose, California held under long-term leases. Additionally, the Company currently leases 46,000 square feet in Vancouver, British Columbia, Canada and has entered an agreement to lease an additional 141,000 square feet to replace the existing space in Vancouver in the fourth quarter of 2001. The Vancouver facilities are used for research and development and administrative purposes. An additional 48,000 square feet has been leased in the Research Triangle Park area in Cary, North Carolina and will be used for research and development.

          On March 28, 2001, the Company approved a plan to terminate or sublease part of the facility at these three locations. This action will affect approximately 97,000 square feet at the San Jose location, 141,000 square feet in Vancouver, in 24,000 square feet in Cary, North Carolina. See Note 12. to the Consolidated Financial Statements entitled Subsequent Events.

          In addition to our facilities in California, British Columbia and North Carolina, we have sales offices throughout the United States, including regional sales offices in southern California, Colorado, Virginia and Washington as well as international offices including Hong Kong, Rotterdam, Tokyo and Singapore.

          We believe that our existing facilities are adequate to meet our needs for the coming year. For additional information regarding the Company’s obligations under leases, see Note 6 to the Consolidated Financial Statements entitled Leases and Commitments.

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

Item 4.    Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2000.

Item 4A.    Executive Officers of the Registrant

Executive Officers

Name	Age	Position Held as of February 26, 2001
Vivek Ragavan	48	President, Chief Executive Officer and Director
Richard Bibb	44	Senior Vice President of Worldwide Sales
Gaurav Garg	35	Senior Vice President of Product Management and Director
Pankaj S. Patel	47	Senior Vice President of Engineering
Lars Rabbe	51	Senior Vice President of Information Technology and Chief Information Officer
Kevin Q. Smith	41	Senior Vice President of Operations
Dennis P. Wolf	48	Senior Vice President of Finance and Administration and Chief Financial Officer

          Vivek Ragavan has served as President and Chief Executive Officer and as a member of the Board of Directors of Redback since July 2000. From March to July 2000, Mr. Ragavan served as President and Chief Operating Officer and as a director of Redback. Mr. Ragavan served as the President and Chief Executive Officer of Siara Systems, Inc. from February 1999 to March 2000. Prior to that time, from February 1996 to February 1999, Mr. Ragavan was President of the Residential Broadband Group of ADC Telecommunications, Inc., a telecommunications equipment company. From November 1991 to February 1996, Mr. Ragavan served as Vice President of Engineering at General Instrument, a telecommunications equipment company. Mr. Ragavan holds a BS in Electrical Engineering from Northwestern University and an MS in Electrical Engineering from Cornell University.

          Richard Bibb has served as Senior Vice President of Worldwide Sales since February 2001. From August 2000 to January 2001, Mr. Bibb served as Redback’s Vice President of North American Sales. From November 1999 to June 2000, Mr. Bibb was Vice President, North American Sales for Ciena, a telecommunications equipment manufacturer. From April 1994 to September 1999, Mr. Bibb held various positions with FORE Systems, a networking equipment manufacturer, most recently as Vice President Americas Sales for their Network Systems Business Unit. Mr. Bibb holds a Bachelor of Science in Electrical Engineering from Virginia Tech.

          Gaurav Garg has served as Redback’s Senior Vice President of Product Management since December 2000 and as a member of the Board of Directors since January 2001. Mr. Garg was a founder of Redback and has served the Company in various positions since August 1996, including Senior Vice President of Corporate Strategy and Business Development. From October 1994 to August 1996, Mr. Garg held various positions at Bay Networks, Inc., including Principal Engineer and Staff Engineer. Mr. Garg holds a BS and MS in Electrical Engineering and a BS in Computer Science from Washington University.

          Pankaj S. Patel has served as Senior Vice President of Engineering of Redback since March 2000. Mr. Patel served as the Senior Vice President of Engineering of Siara from September 1999 to March 2000. Prior to that time, Mr. Patel was Senior Director of Engineering at Cisco, a networking company, from July 1996 to September 1999. Prior to that time, from March 1993 to July 1996, Mr. Patel served as Executive Director of Engineering at Stratacom, Inc., a networking company. Mr. Patel holds a BE in Electrical Engineering from Birla Institute of Technology and Science and an MS in Electrical Engineering from the University of Wisconsin-Madison.

          Lars Rabbe has served as Senior Vice President of Information Technology and Chief Information Officer since October 2000. From April 1996 to September 2000, Mr. Rabbe held various positions with Octel/Lucent, a networking company, most recently as Vice President and Chief Information Officer for the Service Provider Networks Group at Lucent. From May 1993 to April 1996, Mr. Rabbe served as a Vice President at Fidelity Investments, a financial services company. Mr. Rabbe holds a BS and an MS in Computer Science from University of Copenhagen, Denmark.

           Kevin Q. Smith has served as Senior Vice President of Operations since August 2000. From October 1993 to July 2000, Mr. Smith held various executive-level positions with Cisco Systems, Inc., a networking company, most recently as Senior Director of Manufacturing and Plant Manager of High-End Optical Systems Manufacturing. Mr. Smith holds a MS and a BS in Engineering Management from University of Missouri—Rolla.

          Dennis P. Wolf has served as Senior Vice President of Finance and Administration, Chief Financial Officer, and Corporate Secretary of Redback since January 2001. From March 1998 to December 2000, Mr. Wolf was the Executive Vice President and Chief Financial Officer for Credence Systems Corporation, a manufacturer of integrated circuit test equipment. In addition, during the period of December 1998 and August 1999, Mr. Wolf served as Co-President of Credence. Prior to joining Credence, Mr. Wolf served as Senior Vice President and Chief Financial Officer at Centigram Communications Corporation from January 1997 to March 1998 and for much of that time also served as their Co-President. Mr. Wolf was Vice President and Chief Financial Officer of Pyramid Technology from August 1995 to December 1997. Mr. Wolf holds a BA in Religious Studies from the University of Colorado and an MBA from the University of Denver.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

          Redback common stock is traded on the Nasdaq National Market under the symbol “RBAK.” Redback began trading on Nasdaq on May 18, 1999, the date of its initial public offering. The following table sets forth the range of high and low closing sales prices, as restated to give effect to the two 2-for-1 stock splits effected in August 1999 and April 2000, reported on the Nasdaq National Market for Redback common stock for the periods indicated.

	High	Low
Fiscal 1999
Second Quarter (from May 18, 1999)	$ 31.39	$ 16.89
Third Quarter	67.94	29.00
Fourth Quarter	90.81	54.00

Fiscal 2000
First Quarter	191.03	81.00
Second Quarter	179.13	54.00
Third Quarter	176.31	117.88
Fourth Quarter	151.25	37.25

          As of February 24, 2001, there were approximately 68,000 beneficial owners and 950 holders of record of Redback common stock.

Dividend Information

          Redback has never paid any cash dividends on its stock, and anticipates that for the foreseeable future it will continue to retain any earnings for use in the operation of Redback’s business.

Item 6.    Selected Financial Data

          The following selected financial data should be read in conjunction with Redback’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. All share and per share information for all periods have been retroactively restated to reflect the 2-for-1 stock splits effected in August 1999 and April 2000.

	Year Ended December 31,				Period From August 30, 1996 (inception) through December 31, 1996
	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$ 278,010	$64,274	$ 9,206	$ 48	$ —
Cost of revenues	110,716	18,665	3,603	29	—

Gross profit	167,294	45,609	5,603	19	—

Operating expenses:
Research and development (excluding amortization of deferred stock compensation of $20,150, $1,492 and $326, respectively)	86,727	21,125	5,727	3,249	124
Selling, general and administrative (excluding amortization of deferred stock compensation of $4,127, $2,541 and $554, respectively)	82,314	30,208	8,875	1,317	19
Amortization of intangible assets	945,475	—	—	—	—
In-process research and development	40,400	—	—	—	—
Amortization of deferred stock compensation	24,277	4,033	880	—	—

Total operating expenses	1,179,193	55,366	15,482	4,566	143

Loss from operations	(1,011,899)	(9,757)	(9,879)	(4,547)	(143)
Other income (expense), net	4,354	1,838	3	136	1

Net loss	$(1,007,545)	$(7,919)	$(9,876)	$(4,411)	$ (142)

Basic and diluted net loss per share	$ (8.68)	$ (0.15)	$ (0.89)	$ (1.03)	$(0.06)

Shares used in computing net loss per share	116,019	53,388	11,076	4,304	2,632

Ratio of earnings to fixed charges:
Ratio of earnings to fixed charges(1)	—	—	—	—	—
Amount of deficiency	$(1,007,545)	$(7,919)	$(9,876)	$(4,411)	—

	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$ 433,669	$ 56,960	$ 8,189	$ 6,223	$119
Working capital	454,687	49,798	4,461	5,630	12
Total assets	4,770,524	94,830	14,682	7,849	216
Long-term obligations, less current portion	505,057	1,012	1,275	827	—
Accumulated deficit	(1,029,893)	(22,348)	(14,429)	(4,553)	(142)
Total stockholders’ equity	4,149,147	65,893	6,254	6,081	83

(1)
The pre-tax losses from continuing operations for the years ended December 31, 2000, 1999, 1998 and 1997 were not sufficient to cover fixed charges by a total of approximately $1.0 billion, $7.9 million, $9.9 million, and $4.4 million, respectively. As a result, the ratio of earnings to fixed charges has not been computed for any of these periods. We had no fixed charges in the period from inception (August 30, 1996) through December 31, 1996.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding Redback’s “expectations”, “beliefs”, “hopes”, “intentions”, “strategies”, “estimates”, “projections” or the like. Such statements are based on management’s current expectations, and Redback cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of the risk factors we have identified as material risks discussed in this Form 10-K and other documents we file with the Securities and Exchange Commission, including our most recent reports on Form 8-K and Form 10-Q, and any amendments thereto.

Overview

          Redback Networks Inc. is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. Our product lines, which consist of the Subscriber Management System, SmartEdge™, and Service Management product families, combine networking hardware and software. Together, these product families are designed to enable our customers to create end-to-end regional and national networks that will support major broadband access technologies, as well as the new services that these high-speed connections support.

          Our Subscriber Management System, or SMS™, products connect and manage large numbers of subscribers across major high-speed access technologies. SMS products bridge the operational gap between the devices used to gather together high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). Our SmartEdge optical networking and multi-service products simplify the architecture of today’s regional voice and data networks, as well as improve their capacity and performance. The Service Management products allow service providers to publish, activate and manage Internet-related services and allow their customers to subscribe to these services on demand. The SMS and SmartEdge families of products are the only products we currently sell. We announced our Service Management products during the third quarter of 2000. We cannot be certain that the Service Management products, or any future products designed around this technology will be successfully developed or will achieve widespread market acceptance.

          We sell our products through a direct sales force, resellers and distribution partners. Through December 31, 2000, substantially all of our revenues have been derived from sales to providers of digital subscriber line services. Our products are used by many of the largest carriers and service providers worldwide. We anticipate that a small number of customers will account for a majority of our revenues.

          On March 8, 2000 Redback merged with Siara Systems, Inc. (“Siara”). Siara was a development stage company that designed and developed optical access networking products that enable network service providers to offer data at multiple bandwidths to their customers in a cost-effective way and to create new high speed data services. In connection with the merger, we issued 57,388,818 shares of common stock and options and warrants to purchase 5,295,038 shares of our common stock. The aggregate purchase price, including the value of options and warrants issued in connection with the merger and professional fees directly related to the merger, was approximately $4.5 billion. Results of operations of Siara are included with those of Redback since the merger date. See further discussion regarding the merger in Note 2 to the Consolidated Financial Statements.

          On September 28, 2000, we completed our acquisition of Abatis Systems Corporation (“Abatis”). In connection with the acquisition of Abatis, we issued 1,632,978 shares of common stock, and a subsidiary of Redback issued 2,440,526 exchangeable shares, which holders may exchange for shares of Redback common stock on a one-for-one basis at any time, and we issued options to purchase 1,162,188 shares of Redback common stock. The exchangeable shares are included in the number of common shares issued and outstanding. The aggregate purchase price, including the value of exchangeable shares and options issued in connection with the acquisition and professional fees directly related to the acquisition, was approximately $656 million. Results of operations of Abatis are included with those of Redback since the acquisition date. See further discussion regarding the Abatis acquisition in Note 2 to the Consolidated Financial Statements.

Results of Operations

Years Ended December 31, 2000 and 1999

          Net Revenues.    Our net revenues increased 332% to $278.0 million in 2000 from $64.3 million in 1999. The increase in net revenues in 2000 was primarily a result of increased unit sales of the existing SMS product family, which includes the SMS 1000, SMS 1800, and SMS 500, as well as sales for our two new products, the SMS 10000 and SmartEdge 800. The increase in sales was attributable to increased worldwide marketplace acceptance of our products and resulting deployment of our products by our carrier and service provider customers, as well as higher average selling prices due to changes in product configurations.

          Cost of Revenues; Gross Margin.    Our cost of revenues increased 492% to $110.7 million in 2000 from $18.7 million in 1999 as a result of increased sales of the SMS and SmartEdge product lines. Gross margin, expressed as a percentage of net revenue, decreased to 60% in 2000 from 71% in 1999. The decrease can be attributed to a shift in product mix from the higher margin, lower volume SMS products to the lower margin, higher volume SmartEdge product. In addition, margins were affected by lower selling prices on higher volume customer purchases and competition for market share in international markets. The Company’s gross margin will fluctuate in the future based on several factors, which include our ability to:

1) Control the mix of sales between our SMS and SmartEdge product families,

2) Introduce competitive product enhancements and upgrades,

3) Introduce new products,

4) Successfully integrate the NSC into our current SMS and SmartEdge product lines,

5) Control inventory costs,

6) Maintain current price levels in an increasingly competitive environment.

          Research and Development.     Our research and development expenditures increased 311% to $86.7 million in 2000 from $21.1 million in 1999. This increased investment was primarily attributable to the development of the SmartEdge product family. There was also an overall increase in development personnel focusing on new products and existing product enhancements in part due to the merger with Siara and acquisition of Abatis. To date, we have expensed research and development expenses as incurred. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, our research and development expenses could increase in future periods.

          Selling, General and Administrative.    Our selling, general and administrative expenditures increased 173% to $82.3 million in 2000 from $30.2 million in 1999. This increase was mainly due to the hiring of additional sales and administrative personnel, many of whom joined the company as the result of the merger with Siara and acquisition of Abatis. These personnel were required to support our revenue base. Additional marketing expenses were also incurred to promote our new and existing products. We anticipate that selling, general, and administrative expenses could continue to increase in future periods as the Company’s revenues continue to grow.

          Amortization of Intangible Assets.    Amortization of intangible assets increased to $945.5 million in 2000 due to amortization of goodwill and other intangible assets related to the Siara and Abatis transactions.

          We have experienced a decline in our stock price and market capitalization during the first quarter of 2001. In addition, our industry has begun to experience slower growth rates. If such factors continue, we may be required to perform an impairment review of our goodwill and other intangible assets, which approximate $4.1 billion at December 31, 2000. This review could result in a significant charge to earnings in the period any impairment is determined.

           In-Process Research and Development (IPR&D).    In connection with the merger with Siara and the acquisition of Abatis, we recorded a $15.3 million charge for IPR&D during the first quarter of 2000 and a $25.1 million charge for IPR&D in the third quarter of 2000, respectively, for projects that had not reached technological feasibility and had no alternative future use.

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

          The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Siara had five projects in process that ranged from 24% to 80% complete and Abatis had three projects in process that ranged from 50% to 80% complete.

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

          Amortization of Deferred Stock Compensation.    Our amortization of deferred stock compensation expense increased 508% to $24.3 million in 2000 from $4.0 million in 1999. The increase in amortization of deferred stock compensation can be attributed to the assumption of stock option grants in connection with the acquisition of Abatis and stock option grants made below fair market value to certain key employees.

          Interest and Other Income.    Interest and other income increased to $25.9 million in 2000 from $2.2 million in 1999 due primarily to the interest earned on larger invested cash and investment balances and a $1.6 million gain from the sale of a minority investment in the fourth quarter. The increase in cash and investment balances can be primarily attributed to the issuance of $500 million of convertible subordinated notes in March 2000.

          Interest Expense.    Interest expense was $21.5 million in 2000, due primarily to interest expense arising from our $500 million offering of convertible subordinated notes.

          Provision for Income Taxes.    No provisions for income taxes have been recorded, as the Company has incurred net losses since inception.

Years Ended December 31, 1999 and 1998

          Net Revenues.    Our net revenues increased 599% to $64.3 million in 1999 from $9.2 million in 1998. The increase in net revenues in 1999 was primarily a result of increased unit sales of the SMS 1000 and, to a lesser extent, sales of the new SMS 500. The increase in SMS 1000 sales was attributable to increased marketplace acceptance of the product and resulting deployment of our products by our carriers and service provider customers as well as higher average selling prices due to changes in product configurations.

          Cost of Revenues; Gross Margin.    Our cost of revenues increased 419% to $18.7 million in 1999 from $3.6 million in 1998 as a result of increased sales of the SMS 1000 and SMS 500 products. Gross margin, expressed as a percentage of net revenue, increased to 71% in 1999 from 61% in 1998 primarily due to reduced costs of key components, a decrease in related overhead cost as a percentage of revenues resulting from an increase in shipments, and changes in product configuration.

          Research and Development.    Our research and development expenditures increased 270% to $21.1 million in 1999 from $5.7 million in 1998. This increase was primarily attributable to increased personnel costs associated with research and development efforts for the SMS 500 and SMS 1800 and features and functionality for existing products, as well as the development of future products.

          Selling, General and Administrative.    Our selling, general and administrative expenditures increased 239% to $30.2 million in 1999 from $8.9 million in 1998 due to the addition of sales and administrative personnel to support our expanded operations, commissions on higher sales, costs associated with our expansion into foreign markets and additional marketing costs to generate greater product awareness.

          Amortization of Deferred Stock Compensation.    Our amortization of deferred stock compensation expense increased 355% to $4.0 million in 1999 from $880,000 in 1998. This increase was a result of a greater number of shares of stock and stock options granted during the last two quarters of 1998 and the first quarter of 1999, which was associated with our increased hiring efforts and the amortization of deferred compensation on prior grants.

          Interest and Other Income, Net.    Our interest and other income increased to $2.2 million in 1999 from $254,000 in 1998 due primarily to the interest earned on the proceeds received from our initial public offering, which was completed in May of 1999. Our interest expense increased 38% to $347,000 in 1999 from $251,000 in 1998, primarily due to higher interest expense charges resulting from higher average capital lease obligations in 1999.

Liquidity and Capital Resources

          Our principal source of liquidity as of December 31, 2000 consists of approximately $433.7 million in cash, cash equivalents, and short-term investments. Since our inception, we have financed our operations through both private and public sales of debt and equity securities, bank borrowings, and equipment lease financing.

          During 2000, we used approximately $21.8 million of cash in operating activities, as compared to 1999 where we generated $910,000. The decrease in cash provided by operating activities in 2000 was primarily due to an increase in accounts receivable, other current assets, other assets and inventories offset by increases in accounts payable and accrued liabilities. We anticipate that accounts receivable and inventory will continue to increase in the future as our business continues to grow and revenues continue to rise.

          Investments in property and equipment increased to $67.0 million in 2000 from $8.8 million in the same period in 1999. The investments consisted primarily of computer equipment and tenant improvements related to our new research and development facilities. We expect our capital expenditures to remain at this level or higher as we further expand our research and development efforts. The timing and amount of future capital expenditures will depend primarily on our future growth.

          In the first quarter of 2000, we raised net proceeds of $486.4 million from our issuance of $500 million of 5% Convertible Subordinated Notes which are convertible at any time and due in April 2007. We have used and expect to continue to use these net proceeds for working capital and other general corporate purposes, including financing growth, product development and capital expenditures. Should the opportunity arise, we may also use a portion of the net proceeds to fund acquisitions of, or investments in, businesses, partnerships, products or technologies that complement or expand our businesses.

          We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for the forseeable future. However, we could be required, or could elect, to raise additional capital in the future. The Company might be required to raise additional capital if revenues continue to grow rapidly which will require increased cash investments in accounts receivable and inventories. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

          Our foregoing belief may change if revenues and cash flows from operations are less than we predict in 2001 and beyond. The timing of our revenue is difficult to predict because of the length and variability of the sales cycle for our products. Customers often view the purchase of our products as a significant and strategic decision. We believe our financial results and prospects will be impacted by the current economic downturn in the United States as customers and potential customers globally assess its effect on their businesses, which has resulted in a deferral or cancellation of purchase decisions for products such as ours. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unplanned administrative, processing and other delays. This is particularly true for larger customers for whom our products represent a very small percentage of their overall purchasing activities. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. We believe certain customers’ sales decisions are not made until the final weeks, or days, of the calendar quarter, which leads to greater uncertainty to us in predicting the timing and amount of our revenues. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (SFAS No. 133) which establishes methods of accounting for derivative financial instruments and hedging activities. As of December 31, 2000, we held no derivative instruments, as defined under SFAS No. 133, and engaged in no foreign currency hedging activities. However, we plan to begin foreign currency hedging in 2001. We expect that the adoption of SFAS No. 133 will not have a significant impact on our financial position, results of operations or cash flows. We will adopt SFAS No. 133 in the first quarter of 2001.

Recent Developments

          On March 28, 2001, we approved a plan to restructure our operations. This plan includes reductions in the workforce and the number of our facilities.

          We intend to terminate or sublease all or part of three facilities. We estimate the costs to exit these facilities will be approximately $23 million, which will be recorded in the first quarter of 2001. This estimate is based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate.

          We plan to reduce our workforce by approximately 150 people, or 12% of our employee base. We plan to communicate the reduction in workforce to employees in April 2001. The employees will be entitled to severance and other benefits pursuant to our benefits program. We expect to record a charge of approximately $4 million for these termination benefits in the second quarter of 2001.

          In addition, as a result of certain product design changes initiated in the first quarter of 2001, we will record charges for excess inventories and purchase commitments totaling approximately $24 million in the first quarter of 2001.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

          As of December 31, 2000, the Company maintained cash and cash equivalents of $31.2 million and short-term investments of $402.4 million. The Company also has long term debt and capital leases with fixed interest rates totaling $506.2 million. If interest rates were to decrease by 10%, the Company’s annual net loss could increase by approximately $3.0 million, as the Company’s short-term investments would yield less interest income when the amounts were reinvested at the lower interest rates.

          Redback holds investments in non-publicly traded companies. These investments are carried at cost, as we do not have the ability to exercise significant influence over the entities’ operations. The aggregate carrying value of these investments is $13.2 million as of December 31, 2000. If we are unable to realize our investments in these entities, we will be required to record a charge to operations of up to $13.2 million.

          As of December 31, 2000, in the foreign currencies to which Redback is exposed, a fluctuation in exchange rates of 10% would not have a material impact on Company’s result of operation or financial condition. However, as the Company’s international operations expand, the exposure to foreign currency fluctuations will increase.

Item 8.    Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements

Consolidated Financial Statements:
Report of Independent Accountants	35

Consolidated Balance Sheet at December 31, 2000 and 1999	36

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2000	37

Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2000	38

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2000	39

Notes to Consolidated Financial Statements	40

Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000	58

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Financial Data:
Quarterly Financial Data (unaudited) for the two years ended December 31, 2000	59

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Redback Networks Inc.

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Redback Networks Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSE COOPERS LLP

San Jose, California
March 23, 2001, except as to Note 12,
which is as of March 28, 2001

REDBACK NETWORKS INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	December 31,
	2000	1999
ASSETS

Current assets:
Cash and cash equivalents	$ 31,237	$ 13,888
Short-term investments	402,432	43,072
Accounts receivable, less allowances of $2,889 and $1,149	96,377	15,429
Inventories	17,207	3,960
Other current assets	23,754	1,374

Total current assets	571,007	77,723
Property and equipment, net	73,677	10,150
Goodwill and other intangibles	4,091,152	—
Other assets	34,688	6,957

Total assets	$4,770,524	$ 94,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Borrowings, current	$ 2,859	$ 123
Capital lease obligations, current	881	755
Accounts payable	64,040	9,109
Accrued liabilities	37,460	7,993
Deferred revenue	11,080	9,945

Total current liabilities	116,320	27,925
Convertible notes	500,000	—
Other long-term liabilities	5,057	1,012

Total liabilities	621,377	28,937

Commitments (Note 6)

Stockholders’ equity:
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value; 750,000 shares authorized; 153,731 and 87,793 shares issued and outstanding, respectively	5,255,261	91,638
Deferred stock compensation	(66,114)	(3,266)
Notes receivable from stockholders	(1,422)	(131)
Accumulated other comprehensive income (loss)	(8,685)	—
Accumulated deficit	(1,029,893)	(22,348)

Total stockholders’ equity	4,149,147	65,893

Total liabilities and stockholders’ equity	$4,770,524	$ 94,830

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Net revenues	$ 278,010	$64,274	$ 9,206
Cost of revenues	110,716	18,665	3,603

Gross profit	167,294	45,609	5,603

Operating expenses:
Research and development (excluding amortization of deferred stock compensation of $20,150, $1,492 and $326, respectively)	86,727	21,125	5,727
Selling, general and administrative (excluding amortization of deferred stock compensation of $4,127, $2,541 and $554, respectively)	82,314	30,208	8,875
Amortization of intangibles	945,475	—	—
In process research and development	40,400	—	—
Amortization of deferred stock compensation	24,277	4,033	880

Total operating expenses	1,179,193	55,366	15,482

Loss from operations	(1,011,899)	(9,757)	(9,879)

Other income (expense), net:
Interest and other income	25,872	2,185	254
Interest expense	(21,518)	(347)	(251)

Other income (expense), net	4,354	1,838	3

Net loss	$(1,007,545)	$(7,919)	$(9,876)

Basic and diluted net loss per share	$ (8.68)	$ (0.15)	$ (0.89)

Shares used in computing net loss per share	116,019	53,388	11,076

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Convertible Preferred Stock		Common Stock		Deferred Stock Compensation	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at December 31, 1997	9,380	$ 10,419	26,937	$ 426	—	$ (211)	—	$ (4,553)	$ 6,081
Issuance of Convertible Preferred Stock, net	1,077	8,465	—	—	—	—	—	—	8,465
Issuance of Common Stock	—	—	5,873	487	—	—	—	—	487
Issuance of Common Stock and warrants for services	—	—	412	255	—	—	—	—	255
Repurchase of Common Stock	—	—	(1,921)	(38)	—	—	—	—	(38)
Deferred stock compensation	—	—	—	5,611	$ (5,611)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	880	—	—	—	880
Net loss	—	—	—	—	—	—	—	(9,876)	$ (9,876)	$ (9,876)

Comprehensive income (loss)										$ (9,876)

Balance at December 31, 1998	10,457	18,884	31,301	6,741	(4,731)	(211)	—	(14,429)	6,254
Issuance of Convertible Preferred Stock, net	63	491	—	—	—	—	—	—	491
Conversion of Preferred Stock to Common Stock	(10,520)	(19,375)	42,081	19,375	—	—	—	—	—
Issuance of Common Stock in initial public offering	—	—	11,500	60,004	—	—	—	—	60,004
Issuance of Common Stock under stock plans	—	—	3,653	2,639	—	—	—	—	2,639
Issuance of Common Stock and warrants for services	—	—	18	342	—	—	—	—	342
Repurchase of Common Stock	—	—	(760)	(31)	—	—	—	—	(31)
Deferred stock compensation	—	—	—	2,568	(2,568)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	4,033	—	—	—	4,033
Payment received on notes receivable from stockholders	—	—	—	—	—	80	—	—	80
Net loss	—	—	—	—	—	—	—	(7,919)	(7,919)	$ (7,919)

Comprehensive income (loss)										$ (7,919)

Balance at December 31, 1999	—	—	87,793	91,638	(3,266)	(131)	—	(22,348)	65,893
Issuance of Common Stock for acquisitions	—	—	61,462	5,102,018	(63,251)	(6,293)	—	—	5,032,474
Issuance of Common Stock under stock plans	—	—	6,207	37,813	—	—	—	—	37,813
Issuance of Common Stock for warrants	—	—	380	919	—	—	—	—	919
Repurchase of Common Stock	—	—	(2,111)	(1,001)	—	—	—	—	(1,001)
Deferred stock compensation	—	—	—	23,874	(23,874)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	24,277	—	—	—	24,277
Payment received on notes receivable from stockholders	—	—	—	—	—	5,002	—	—	5,002
Unrealized gains on investments	—	—	—	—	—	—	$ 3,467	—	3,467	$ 3,467
Cumulative translation adjustment	—	—	—	—	—	—	(12,152)	—	(12,152)	(12,152)
Net loss	—	—	—	—	—	—	—	(1,007,545)	(1,007,545)	(1,007,545)

Comprehensive income (loss)										$(1,016,230)

Balance at December 31, 2000	—	$ —	153,731	$5,255,261	$(66,114)	$(1,422)	$ (8,685)	$(1,029,893)	$4,149,147

The accompanying notes are an integral part of these consolidated statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(1,007,545)	$ (7,919)	$(9,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,156	2,273	922
Amortization of goodwill and other intangible assets	949,706	—	—
Amortization of deferred stock compensation	24,277	4,033	880
In-process research and development	40,400	—	—
Other noncash charges	—	342	255
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(80,948)	(13,087)	(2,294)
Inventories	(12,532)	(3,139)	(732)
Other current assets	(20,053)	(1,112)	(51)
Other assets	(8,751)	(2,682)	(34)
Accounts payable	49,473	7,049	1,609
Accrued liabilities	25,818	5,988	1,911
Deferred revenue	996	9,164	781
Other long-term liabilities	3,176	—	—

Net cash provided by (used in) operating activities	(21,827)	910	(6,629)

Cash flows from investing activities:
Purchase of property and equipment	(66,967)	(8,833)	(1,234)
Purchase of short-term investments	(355,893)	(43,072)	—
Sale of short-term investments	—	—	3,139
Other investments	(16,395)	—	—
Acquisitions, net of cash acquired	(17,241)	—	—
Investment in restricted cash	(5,250)	—	—
Note receivable from Siara Systems	—	(4,029)	—

Net cash provided by (used in) investing activities	(461,746)	(55,934)	1,905

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	486,443	—	—
Proceeds from issuance of Convertible Preferred Stock, net	—	491	8,465
Proceeds from issuance of Common Stock, net	37,731	62,612	449
Principal payments on capital lease obligations and borrowings	(28,254)	(4,960)	(585)
Proceeds from bank borrowings	—	2,500	1,500
Proceeds from stockholder notes receivable	5,002	80	—

Net cash provided by financing activities	500,922	60,723	9,829

Net increase in cash and cash equivalents	17,349	5,699	5,105
Cash and cash equivalents at beginning of period	13,888	8,189	3,084

Cash and cash equivalents at end of period	$ 31,237	$ 13,888	$ 8,189

Supplemental cash flow information:
Cash paid for interest	$ 13,580	$ 347	$ 222

Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases	$ —	$ 768	$ 1,444

Conversion of preferred to Common Stock	$ —	$ 19,375	$ —

Issuance of Common Stock in acquisitions	$5,102,018	$ —	$ —

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of its Significant Accounting Policies:

The Company

          Redback Networks Inc. (the “Company” or “Redback”) was incorporated in Delaware on August 30, 1996. Redback is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback’s product lines, which consist of the Subscriber Management System, SmartEdge™ , and Service Management product families, combine networking hardware and software. Together, these product families are designed to enable our customers to create end-to-end regional networks that will support major broadband access technologies, as well as the new services that these high-speed connections support.

          The Company’s Subscriber Management System products connect and manage large numbers of subscribers across major high-speed access technologies, including digital subscriber line, cable and wireless and bridge the operational gap between the devices used to gather together high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). Our SmartEdge optical and multi-service networking products simplify the architecture of today’s regional voice and data networks, as well as improve their capacity and performance. The Service Management products allow service providers to publish, activate and manage Internet Protocol services and allow their customers to subscribe to these services on demand.

          Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

Stock split

          All share and per share information for all periods have been retroactively restated to reflect the two-for-one common stock split effective April 3, 2000.

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

Principles of consolidation

          The consolidated financial statements include the financial statements of Redback and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year, with the resulting translation adjustments recorded in accumulated other comprehensive income within stockholders’ equity. For the period ending December 31, 2000, the Company recorded net foreign currency transaction gains of $228,000 in other income.

Revenue recognition

          Product sales are recognized upon shipment provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed and determinable, and collectibility is considered probable. An allowance for sales returns is recorded at the time revenue is recognized based on the Company’s historical experience.
REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Services revenue consists primarily of customer support, training and consulting services. Customer support revenues are recognized ratably over the support period, which is generally one year. Training and consulting revenues are recognized when the service has been performed. Service revenues to date have not been material.

          In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 101 (“SAB 101”) “Revenue Recognition”. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Warranty reserves

          The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on the Company’s historical experience.

Cash equivalents and investments

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments in debt securities, including those maturing in greater than 12 months, are classified as short-term investments given the Company’s active portfolio management strategies. Cash equivalents at December 31, 2000 and 1999 include money-market funds and commercial paper totaling $25,986,885 and $13,888,000, respectively.

          The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Currently, the Company classifies all of its investments as “available-for-sale”. Accordingly, the investments are reported at fair market value with the related unrealized gains and losses included in stockholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income and are not material. The fair value of the Company’s investments are based on quoted market prices.

          The Company’s short-term investments comprise money market securities, U.S. government obligations, corporate debt securities, and asset backed securities. The specific identification method is used to determine the cost of securities disposed.

          The Company also has certain other investments in non-publicly traded companies. These investments are included in other assets and are carried at cost, as the Company does not have the ability to exercise significant influence over the entities’ operations. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Concentration of credit risk, foreign operations and significant customers

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its investments with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located in North America and certain foreign countries throughout Europe, Asia and South America. Sales to foreign customers for the years ended December 31, 2000, 1999 and 1998, were denominated in U.S. dollars and accounted for 29%, 7% and 15%, respectively, of total net revenues. Sales to customers in any one foreign country did not exceed 10% of total revenues in 2000, 1999 or 1998. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

          During the year ended December 31, 2000, two customers accounted for 15% and 10% of the Company’s revenue. During the year ended December 31, 1999, two customers accounted for 11% and 24% of the Company’s revenue. At December 31, 2000, one customer accounted for 35% of total gross receivables. At December 31, 1999, three customers accounted for 11%, 13% and 21% of total gross receivables. During the year ended December 31, 1998, two customers accounted for 18% and 19% of the Company’s revenue.

          The Company currently uses a limited number of third-party manufacturers to assemble its products, and certain key components are obtained from single or limited sources of supply.

Fair value

          The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities. The fair value of the Company’s Convertible Subordinated Notes approximates $270 million based on quoted market prices as of December 31, 2000. The other borrowings approximate their fair values given their market rates of interest and maturity schedules. The Company does not hold or issue financial instruments for trading purposes.

Inventories

          Inventories, which consist principally of raw materials and finished goods, are stated at the lower of cost or market, cost being determined under the first-in, first-out method.

Property and equipment

          Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three years, or the lease term of the respective assets.

Internal use software

          The Company capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. Capitalized costs are amortized over three years.

Goodwill and other intangibles

          Goodwill and other intangibles are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, which range from two to four years.

Long-lived assets

          The Company assesses potential impairments to its long-lived assets, including identifiable intangibles and goodwill, periodically in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”. The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could result in an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any permanent impairment based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model.

Stock-based compensation

          The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

          The Company accounts for equity instruments issued to non-employees in accordance with the fair value provisions of SFAS No. 123.

Income taxes

          Deferred tax assets and liabilities are determined based on the differences between the tax bases of the Company’s assets and liabilities and their respective financial statement reported amounts using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets unless it is considered to be more likely than not that they will be realized.

Research and development

          Research and development costs are charged to operations as incurred.

Capitalized software development costs

          Software development costs not qualifying for capitalization are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, if greater. The Company defines technological feasibility as the establishment of a working model, which typically occurs upon completion of the “beta” version. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

Comprehensive income

          Comprehensive income includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss) consists of net unrealized gains on investments net of the cumulative translation adjustment.
REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss per share

          Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares subject to repurchase (“restricted shares”). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares are composed of unvested restricted shares and incremental common shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible preferred stock or convertible subordinated notes.

          The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2000	1999	1998
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,007,545)	$(7,919)	$(9,876)
Denominator:
Weighted average common shares outstanding	138,141	65,948	29,680
Weighted average unvested common shares subject to Repurchase	(22,122)	(12,560)	(18,604)

Denominator for basic and diluted calculations	116,019	53,388	11,076

Basic and diluted net loss per share	$ (8.68)	$ (0.15)	$ (0.89)

          Options to purchase 22,846,663, 16,059,750 and 8,418,900 shares of common stock at an average exercise price of $29.86, $11.25 and $0.38 per share, convertible promissory notes convertible into 2,621,500 shares of common stock and warrants to purchase 324,667, 118,000 and 517,684 shares of common stock at an average exercise price of $1.41, $5.35 and $0.38 per share for the years ended December 31, 2000, 1999 and 1998, respectively, have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

New accounting pronouncements

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” (SFAS No. 133) which establishes methods of accounting for derivative financial instruments and hedging activities. As of December 31, 2000, the Company held no derivative instruments, as defined under SFAS No. 133, and engaged in no foreign currency hedging activities. The Company will adopt SFAS No. 133 in the first quarter of 2001. The Company expects that the adoption of SFAS No. 133 will not have a significant impact on its financial position, results of operations or cash flows.

Reclassifications

          Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Note 2—Acquisitions:

          On March 8, 2000, the Company and Siara Systems, Inc. (“Siara”) completed their merger. In connection with the merger, the Company issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock. On September 28, 2000, the Company closed the acquisition of Abatis Systems Corporation (“Abatis”). In connection with the acquisition of Abatis, the Company issued 1,632,978 shares of its common stock, a subsidiary of the Company issued 2,440,526 exchangeable shares, which holders may exchange for shares of its common stock on a one-for-one basis at any time, and the Company issued options to purchase 1,162,188 shares of its common stock. The Company has included the exchangeable shares in the number of common shares issued and outstanding.

Siara

          The Company accounted for the merger with Siara under the purchase method of accounting. The consolidated financial statements include the results of operations of Siara commencing on March 9, 2000.

          The purchase price, including the value of options and warrants issued in connection with the merger and professional fees directly related to the merger, was approximately $4.5 billion. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

Tangible assets acquired	$ 16,381
Identifiable intangibles acquired:
In-process research and development	15,300
Existing technology	13,800
Noncompete agreements	10,000
In-place workforce	27,500
Goodwill	4,419,207
Liabilities assumed	(35,619)

Total purchase price	$4,466,569

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

          The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Siara had five projects in process that ranged from 24% to 80% complete.

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

Abatis

          The Company accounted for the acquisition of Abatis Systems Corporation under the purchase method of accounting. The consolidated financial statements include the results of operations of Abatis commencing on September 29, 2000.

          The purchase price, including the value of options issued in connection with the acquisition and professional fees directly related to the acquisition, was approximately $656 million. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

Tangible assets acquired	$ 5,421
Identifiable intangibles acquired:

In-process research and development	25,100
Existing technology	12,042
In-place workforce	3,200
Goodwill	566,893
Deferred stock compensation	63,251
Liabilities assumed	(19,987)

Total purchase price	$655,920

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

          The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Abatis had three projects in process that ranged from 50% to 80% complete.

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

Unaudited Pro Forma Financial Information

          The following unaudited pro forma net revenues, net loss and net loss per share data for the years ended December 31, 2000 and 1999 are based on the respective historical financial statements of the Company, Siara and Abatis. The pro forma data reflects the consolidated results of operations as if the merger with Siara and the acquisition of Abatis occurred at the beginning of each of the periods indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma data excludes deferred stock compensation amortization recorded in Siara’s historical financial statements, as the value of the related options was included in the purchase price, as well as the charges for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

	Years Ended December 31,
	2000	1999
	(in thousands, except per share data)
Net revenues	$ 278,474	$ 64,274
Net loss	$(1,332,907)	$(1,344,653)
Basic and diluted net loss per share	$ (10.39)	$ (14.87)
Shares used in basic and diluted net loss per share calculation	128,305	90,421

Merlin Systems

          On November 7, 2000, the Company entered into a put/call option agreement with Merlin Systems, Inc. (“Merlin”). Under the terms of the agreement, the Company may exercise its right to acquire all of the outstanding shares of Merlin through the exercise of a call option at any time until July 15, 2001 subject to adjustment as described below. The call option price will be determined based on Merlin’s achievement of product development and sales milestones and could range from $53 million to $958 million. The call option price is payable in the Company’s common stock.

          Under the terms of the agreement, Merlin holds a put option, which would require the Company to purchase all of Merlin’s outstanding shares. The put option price is equal to 75% of the amount payable under the call option. Accordingly, the put option price could range from $40 million to $718 million. Merlin may exercise its rights under the put option at any time from July 15, 2001 until October 15, 2001 subject to adjustment as described below.

          Under certain circumstances, the call option and put option expiration dates may be extended. In the event the put or call option is exercised, the acquisition of Merlin would principally result in an increase in intangible assets and deferred stock compensation, amortization of intangible assets and deferred stock compensation, and a charge for in-process research and development.
REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The Company could be required to record a liability if the put value exceeds the estimated fair value of Merlin. In such event, the Company would record a liability and related charge to operations for the excess. Given Merlin’s current operations, the Company does not believe that such a liability is probable as of December 31, 2000.

Note 3—Balance Sheet Components:

          Short-term investments held on December 31, 2000 (in thousands):

	Cost	Unrealized gain	Unrealized loss	Fair value
U.S. government & agency obligations	$ 78,497	$ 778	$ (7)	$ 79,268
Asset backed obligations	119,426	921	(2)	120,345
Corporate bonds	177,538	1,658	(53)	179,143
Foreign obligations	23,504	183	(11)	23,676

Total	$398,965	$3,540	$(73)	$402,432

          The contractual maturities of available for sale debt securities held on December 31, 2000 are as follows (in thousands):

Total
Due December 31, 2001 or earlier	$116,876
Due from January 1, 2002 to December 31, 2002	109,220
Due from January 1, 2003 to December 31, 2006	176,336

Total	$402,432

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Other significant balance sheet components (in thousands):
	December 31,
	2000	1999
Inventories
Raw materials	$ 7,453	$ 3,364
Finished goods	9,754	596

	$ 17,207	$ 3,960

Property and equipment, net
Machinery and computer equipment	$ 57,122	$ 9,210
Software	12,155	2,479
Furniture and fixtures	4,283	683
Leasehold improvements	19,180	1,249

	92,740	13,621
Less: Accumulated depreciation and amortization	(19,063)	(3,471)

	$ 73,677	$10,150

Goodwill and other intangible assets
Goodwill	$4,974,316
Existing technology	25,842
Workforce	30,700
Noncompete agreements	10,000

	5,040,858
Less: Accumulated amortization	(949,706)

	$4,091,152

Other assets
Deferred financing costs	$ 13,046
Minority investments	13,245
Restricted cash	5,250
Note receivable from Siara Systems	—	$ 4,029
Other	3,147	2,928

	$ 34,688	$ 6,957

Accrued liabilities
Accrued compensation	$ 19,694	$ 4,112
Accrued interest payable	6,250	—
Accrued warranty	3,188	928
Other	8,328	2,953

	$ 37,460	$ 7,993

          The Company sold receivables to a bank in the amount of $5,413,000 in September 2000. The Company received net proceeds of $5,174,000. The difference of $239,000 was recorded as interest expense.

          Property and equipment includes $2,968,000 and $2,823,000 of computer equipment, internal-use software and furniture and fixtures under capital leases at December 31, 2000 and 1999, respectively. Accumulated amortization of assets under capital leases totaled $2,461,000 and $1,493,000 at December 31, 2000 and 1999, respectively.
REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Income Taxes:

          The Company recorded no income tax provision or benefit in 2000, 1999 and 1998, as the Company has reported net losses since inception and has provided a full valuation allowance on its net deferred tax assets. The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before taxes as follows:

	Years Ended December 31,
	2000	1999	1998
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(0.9)	(5.7)	(5.7)
Research and investment tax credits	(0.8)	(1.2)	(4.6)
Non-deductible acquisition related charges	30.5	—	—
Increase in valuation allowance	3.4	41.9	40.4
Other	2.8	—	4.9

Provision for income taxes	0.0%	0.0%	0.0%

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$ 213,878	$ 29,475
Tax credit carryforwards	28,342	580
Reserves and accruals	14,925	2,537

	257,145	32,592
Valuation allowance	(236,922)	(32,300)

	20,223	292

Deferred tax liabilities:
Depreciation and amortization	(943)	(292)
Intangible assets	(19,280)	—

	(20,223)	(292)

Net deferred tax assets	$ —	$ —

          At December 31, 2000, the Company’s net operating loss carryforwards for federal and state income tax purposes were approximately $544 million and $223 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the state net operating loss carryforwards will begin to expire in 2004. At December 31, 2000, the Company’s federal, state and foreign tax credit carryforwards for income tax purposes are approximately $13 million, $10 million and $5 million, respectively. If not utilized, these tax credit carryforwards will begin to expire in 2011. Of these net operating loss and tax credit carryforwards, approximately $196 million have resulted from the exercise of employee stock options. When recognized, the tax benefit of the loss and tax credit carryforwards from the exercise of employee stock options will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.
REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets such that a full valuation allowance has been recorded.

Note 5—Borrowings:

          During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (“Convertible Notes”) due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes are subordinated to all existing and future senior debt and to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. On or after the third business day after April 1, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price plus accrued interest. However, the notes will not be redeemed on or after the third business day after April 1, 2003 and before April 1, 2005 unless the closing price for the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. The Company paid approximately $14.5 million for debt issuance costs related to the Convertible Notes.

          At December 31, 2000, the Company has other borrowings of $5,312,000, of which $2,859,000 is recorded as current. These borrowings have interest rates ranging from 8.5% to 14.8% and require periodic principal and interest payments through 2003.

          The Company had $123,000 outstanding under a loan and security agreement with a bank at December 31, 1999. The loan agreement provided for borrowings of up to $750,000 and was secured by the Company’s property and equipment. Under the terms of the loan agreement, certain transactions, including payment of dividends, were prohibited without the bank’s consent. The loan bore interest at the prime rate plus 0.5% per annum and was repaid in 2000.

Note 6—Leases and Commitments:

          The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2012 and 2003, respectively. Certain of the facilities leases have renewal options. Additionally, the terms of certain of the facilities leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for 2000, 1999 and 1998 was $5,795,000 $1,243,000 and $441,000, respectively.
REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Future minimum lease payments under noncancelable operating and capital leases, including operating lease commitments entered into subsequent to December 31, 2000, are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Year Ended December 31,
2001	$ 991	$ 16,981
2002	236	19,617
2003	—	19,920
2004	—	20,249
2005	—	17,600
2006 and thereafter	—	92,333

Total minimum lease payments	1,227	$186,700

Less: Amount representing interest	90

Present value of capital lease obligations	1,137
Less: Current portion	881

Non-current portion of capital lease obligations	$ 256

Note 7—Stockholders’ Equity:

Preferred Stock

          The Company had various series of Preferred Stock in the amount of $19,375,000, which were converted to Common Stock upon the closing on the Company’s initial public offering.

Common Stock

          In May 1999, the Company completed its initial public offering of 11,500,000 shares of common stock for net proceeds of approximately $60 million.

          At December 31, 2000, 1999 and 1998, there were 18,045,860, 10,920,000 and 16,965,600 shares of common stock outstanding, respectively, subject to repurchase at the original purchase or option exercise price in the event that the service of the purchaser or optionee terminates for any reason. The Company’s repurchase right generally lapses as the purchaser or optionee performs services over a four-year period. The right generally lapses with respect to one-quarter of the shares after 12 months of service and with respect to 1/48 of the shares each month thereafter. In certain cases, the right of repurchase lapses on an accelerated basis in the event of a change in control. The shares generally are not transferable and are held in escrow while they remain subject to the Company’s right of repurchase.

          The Company issued 18,400 and 411,600 shares of common stock to consultants in 1999 and 1998, respectively. Grants to non-employee service providers and other non-employees were vested at the date of issuance. The fair value of the common stock issued was determined to be $107,000 and $227,000 in 1999 and 1998, respectively, based on the fair value of the services received or common stock issued, whichever was more reliably measurable, and has been recognized in general and administrative expenses. No shares were issued to consultants in 2000.

          In March 2000 and in June 2000, stockholders approved amendments to the Company’s certificate of incorporation to provide for increases in the authorized number of shares of common stock from 80,000,000 to 200,000,000 and from 200,000,000 to 750,000,000, respectively.
REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

          Warrants to purchase 324,667 shares of common stock with an average exercise price of $1.18 remain outstanding at December 31, 2000.

Note 8—Stock-based Compensation Plans:

          As of December 31, 2000, the Company’s 1999 Stock Incentive Plan (“1999 Plan”) and the 1997 Stock Plan (“1997 Plan”) allowed for the issuance of up to 53,084,384 shares of Common Stock. In January 2001, 7,686,564 additional shares became available for issuance through the automatic increase provision in the 1999 Plan. In February 2001, the Board of Directors approved, subject to stockholder approval, an amendment to the 1999 Plan to provide for increases in the number of shares of common stock reserved for issuance under the 1999 Plan from 16,000,000 shares to 18,000,000 shares and to change the number of shares of the Company’s common stock by which the share reserve for the 1999 Plan will automatically increase on an annual basis from the lesser of 10,000,000 shares or 5% of the total number of shares of the Company’s common stock outstanding at the time of the increase to 10,000,000 shares of the Company’s common stock. The 1999 Plan allows grants of incentive stock options, non-qualified stock options and restricted stock to employees, non-employee board members and consultants.

          As of December 31, 2000, the Company’s 1999 Directors’ Plan allowed for the issuance of up to 1,900,000 shares. In January 2001, 360,000 additional shares became available for issuance through this plan’s automatic annual increase provision.

          On March 8, 2000, in conjunction with the Company’s acquisition of Siara, the Company assumed the Siara 1998 Equity Incentive Plan (“Siara Plan”) and issued 4,641,743 options to purchase the Company’s Common Stock. No additional options may be granted under the Siara Plan.

          Effective August 1, 2000, the Company adopted the Redback Employee Patent Awards Program (“Patent Plan”) and has reserved 20,000 shares of common stock for issuance under this plan to employees who produce patentable technology and who then assist in the procurement of a patent by the Company. No shares were issued under the plan during 2000.

          On September 28, 2000, in conjunction with the Company’s acquisition of Abatis, the Company assumed the Abatis 1998 Key Employee Stock Option Plan (“Abatis Plan”) and issued 1,162,188 options to purchase the Company’s Common Stock. No additional options may be granted under the Abatis Plan.

          In January 2001, the Company adopted the 2001 Employee Option Plan (“2001 Plan”) and has reserved 4,500,000 shares of common stock for issuance under this Plan. The 2001 Plan allows grants of non-qualified options to employees, other than officers. This plan is not subject to shareholder approval.

          Options under the plans may be granted for periods of up to ten years and at prices no less than 30% of the fair value of the shares on the date of grant, provided, however, that (i) the exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% and 30% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an incentive stock option and non-qualified stock option granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally vest over four years.
REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The following table presents activity under the plans:

	Options Outstanding
	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price
Balance at December 31, 1997	5,431,016	930,000	$ .04
Authorized	12,684,384	—	—
Options granted	(10,676,400)	10,676,400.31
Common stock granted	(2,820,600)	—	—
Options exercised	—	(3,347,500)	.10
Common stock repurchased	474,000	—	—

Balance at December 31, 1998	5,092,400	8,258,900.37
Authorized	13,600,000	—	—
Options granted	(11,011,000)	11,011,000	16.30
Common stock granted	(18,400)	—	—
Options exercised	—	(2,832,150)	.44
Options cancelled	538,000	(538,000)	1.10
Common stock repurchased	759,504	—	—

Balance at December 31, 1999	8,960,504	15,899,750	11.26
Authorized	13,100,000	—	—
Options related to acquisitions	5,803,931	5,803,931	25.92
Options granted	(13,591,631)	13,591,631	105.22
Options exercised	—	(5,482,712)	5.74
Options cancelled	1,673,070	(1,694,067)	51.84
Common stock repurchased	222,334	—	—

Balance at December 31, 2000	16,168,208	28,118,533	$ 58.08

	Options Outstanding at December 31, 2000			Options Exercisable at December 31, 2000
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.05—$ 0.84	5,115,791	8.0 years	$ 0.46	5,115,791	$ 0.46
$ 1.19—$ 4.75	5,406,788	7.8 years	2.92	4,874,570	2.96
$ 5.75—$ 62.94	7,978,441	9.1 years	57.84	2,351,382	55.29
$ 71.31—$119.34	5,598,258	9.3 years	100.40	976,841	95.43
$130.00—$169.75	4,019,255	9.6 years	149.30	—	—

	28,118,533	8.8 years	$ 58.08	13,318,584	$17.83

          In 1998, the Company issued options to purchase a total of 160,000 shares of common stock to two employees at an exercise price of $0.75 per share outside of the Company’s option plans. These options were outstanding at December 31, 2000.

          On January 22, 2001, Redback granted options to acquire 5,114,419 shares to employees at $40 per share under the 1999 and 2001 Plans. The Company then provided certain of those employees with the choice of keeping the award or canceling the award, along with certain other awards, including all awards during the preceding six months, in return for a future grant. The employee elections were made prior to March 3, 2001. The future grant will be made on September 4, 2001. The exercise price for the options will be the closing price for the Company’s Common Stock on September 4, 2001. To be eligible for the grant in September, an employee must provide continuous service to the Company through September 4, 2001.

          Effective May 18, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”), with an initial reserve of 4,000,000 shares of common stock. In March 2000, Stockholders approved an increase of 2,000,000 shares to the Purchase Plan. In addition, 661,820 shares were added to the reserve on May 1, 2000 under the automatic increase provisions. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every October 31 and April 30. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During 2000 and 1999, 705,755 and 76,500 shares were purchased at average per share prices of $8.72 and $4.89, respectively.

Fair value disclosures

          The Company applies the provisions of APB 25 and related interpretations in accounting for employee stock based compensation arrangements. For the years ended December 31, 2000 and 1999, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows:

	Years Ended December 31,
	2000	1999
	(in thousands, except per share data)
Net loss:
As reported	$(1,007,545)	$ (7,919)
Pro forma	$(1,232,495)	$(31,642)
Net loss per share—basic and diluted:
As reported	$ (8.68)	$ (0.15)
Pro forma	$ (10.62)	$ (.59)

          Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under the method prescribed by SFAS No. 123, for the year ended December 31, 1998, the Company’s net loss would not have been materially different.

          The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Employee Stock Option Plans Years Ended December 31,
	2000	1999	1998
Expected life (years)	3	3	5
Risk free interest rate	6.64%	5.30%	5.12%
Expected volatility	65%	65%	—
Dividend yield	—	—	—

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Employee Stock Purchase Plan Years Ended December 31,
	2000	1999
Expected life (years)	2	2
Risk free interest rate	6.64%	5.30%
Expected volatility	65%	65%
Dividend yield	—	—

           Because additional stock options are expected to be granted each year, the above pro forma amounts are not necessarily representative of pro forma effects that may be reported in future years.

          The weighted average fair value of options granted were as follows:

	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Year Ended December 31, 2000
Exercise price equal to market value	$ 106.67	$90.91
Exercise price less than market value	36.45	53.14
Year Ended December 31, 1999
Exercise price equal to market value	$ 24.89	$11.76
Exercise price less than market value	3.55	1.08
Year Ended December 31, 1998
Exercise price equal to market value	$ 0.15	$ 0.04
Exercise price less than market value	0.33	0.62

Note 9—Deferred Stock Compensation:

          In the years ended December 31, 2000, 1999 and 1998, the Company recorded deferred stock compensation of $23,874,000, $2,568,000 and $5,611,000, respectively, related to the issuance of stock options and restricted shares at prices below fair market value. In addition, the Company recorded deferred stock compensation of $63,251,000 in the acquisition of Abatis. These charges are being amortized over the vesting period.

Note 10—Employee Benefit Plan:

          The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. There have been no Company contributions to the plan since inception.
REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Geographic Information:

          Net revenue and net long-lived assets classified by major geographic areas in which the Company operates were as follows:

	Year Ended December 31,
	2000	1999	1998
Net revenue (in thousands):
United States	$ 196,210	$59,854	$7,826
International	81,800	4,420	1,380

Total	$ 278,010	$64,274	$9,206

	December 31,
	2000	1999	1998
Net long-lived assets (in thousands):
United States	$3,675,646	$17,107	$3,068
Canada	523,750	—	—
Other International	121	—	—

Total	$4,199,517	$17,107	$3,068

          No single country outside of the United States represented more than 10% of the Company’s total net revenue during the years ended December 31, 2000, 1999 and 1998. Other than Canada, no single country outside of the United States represented more than 10% of the Company’s total net long-lived assets as of December 31, 2000, 1999 and 1998.

Note 12—Subsequent Events:

          On March 28, 2001, the Company approved a plan to restructure its operations. This plan includes reductions in the workforce and the number of facilities leased by the Company.

          The Company intends to terminate or sublease all or part of three facilities. The Company has estimated the costs to exit these facilities will be approximately $23 million, which will be recorded in the first quarter of 2001. This estimate is based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate.

          The Company plans to reduce its workforce by approximately 150 people, or 12% of its employee base. The Company plans to communicate the reduction in workforce to employees in April 2001. The employees will be entitled to severance and other benefits pursuant to the Company’s benefits program. The Company expects to record a charge of approximately $4 million for these termination benefits in the second quarter of 2001.

          In addition, as a result of certain product design changes initiated in the first quarter of 2001, the Company will record charges for excess inventories and purchase commitments totaling approximately $24 million in the first quarter of 2001.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT
(in thousands)

          Allowance for Doubtful Accounts

For the Year Ended:	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Deductions	Balance at End of Period
December 31, 1998	$ —	$ 340	$ —	$ 340
December 31, 1999	340	929	120	1,149
December 31, 2000	1,149	2,198	458	2,889

SUPPLEMENTARY FINANCIAL DATA (Unaudited)
(in thousands, except per share amounts)

	For the three months ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
Net sales	$ 34,163	$ 48,728	$ 80,558	$ 114,561	$ 6,517	$11,087	$20,590	$26,080
Gross profit	25,866	33,876	47,634	59,918	4,546	7,796	14,330	18,937
Net income (loss)	(85,237)	(286,660)	(308,094)	(327,554)	(3,801)	(3,737)	(1,622)	1,241
Basic net income (loss) per share (1)	$ (0.96)	$ (2.41)	$ (2.50)	$ (2.47)	$ (0.23)	$ (0.08)	$ (0.02)	$ 0.02
Diluted net income (loss) per share (1)	$ (0.96)	$ (2.41)	$ (2.50)	$ (2.47)	$ (0.23)	$ (0.08)	$ (0.02)	$ 0.01

(1)	Reflects the two-for-one stock split effective April 3, 2000.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

          The information required by this item is incorporated by reference to the information contained in the sections captioned “Proposal 1 Election of Directors,” “Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management—Executive Compensation” and “Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000, and the information set forth in the section entitled “Executive Officers of the Registrant” in Part I, Item 4A of this Form 10-K.

Item 11.    Executive Compensation

          The information required by this item is incorporated by reference to the information contained in the sections captioned “Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management—Executive Compensation” and “Stock Performance Graph” in the proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders of Redback

          The information required by this item is incorporated by reference to the information contained in the section captioned “Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management” in the proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000.

Item 13.    Certain Relationships and Related Transactions

          The information required by this item is incorporated by reference to the information contained in the section captioned “Certain Relationships and Related Transactions” in the proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2000.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  Documents filed as part of this Report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 34 of this report.

(2) Financial Statement Schedules: See Index to Consolidated Financial Statements at Item 8 on page 34 of this report.

(3) Exhibits:

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization, dated November 28, 1999, by and among
Redback Networks Inc., Siara Systems Inc. and the Stockholder Agent (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (File
No. 333-95947), as amended).

2.2	Certificate of Merger by and between Redback Networks Inc. and Siara Systems, Inc. dated
March 8, 2000 (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s
Current Report on Form 8-K filed on March 20, 2000).

2.3	Arrangement Agreement, dated July 30, 2000, by and between Redback Networks Inc., 610381
B.C. Inc. and Abatis Systems Corporation (which is incorporated herein by reference to Exhibit
2.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2000).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on August 14, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-74479), as amended).

4.1	Specimen common stock certificate (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-74479), as amended).

4.2	Investors’ Rights Agreement dated as of July 2, 1998 (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-
95947), as amended).

4.3	Form of Amendment No. 1 to Amended and Restated Investors’ Rights Agreement of the
Registrant (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s
Registration Statement on Form S-4 (File No. 333-95947), as amended).

4.4	Form of Note for Registrant’s 5% Convertible Subordinated Note, due April 1, 2007 (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 10-Q filed on May 15, 2000).

4.5	Indenture, dated as of March 29, 2000, between Registrant and Norwest Bank Minnesota,
National Association, as trustee (which is incorporated herein by reference to Exhibit 4.2 of the
Registrant’s Form 10-Q filed on May 15, 2000).

4.6	Registration Rights Agreement, dated March 29, 2000, among Registrant and Goldman, Sachs
& Co., FleetBoston Robertson Stephens Inc., Dain Rauscher Incorporated, Lehman Brothers
Inc. and U.S. Bancorp Piper Jaffray Inc. (which is incorporated herein by reference to Exhibit
4.3 of the Registrant’s Form 10-Q filed on May 15, 2000).

Exhibit Number	Description
4.7	Registration Rights Agreement, dated as of September 28, 2000, between Registrant and
Andrew Waitman acting as agent to the shareholders of Abatis Systems Corporation (which is included as an Exhibit to the Arrangement Agreement incorporated herein by reference to
Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2000).

10.1	Employment Agreement between Redback Networks Inc. and Vivek Ragavan (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on
Form S-4 (File No. 333-95947), as amended).

10.2	Employment Agreement between Redback Networks Inc. and Pankaj Patel (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on
Form S-4 (File No. 333-95947), as amended).

10.3	Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s
Registration Statement on Form S-1 (File No. 333-74479), as amended).

10.4(1)	Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000.

10.5(1)	First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of December 18, 2000.

10.6(1)	Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 2, 2000.

10.7(1)	First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000.

10.8	Lease by and between Corporate Technology Centre Associates LLC and Redback Networks
Inc., dated as of October 27, 1999 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-95947), as amended).

10.9(1)	First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000.

10.10	Lease by and between Corporate Technology Centre Associates LLC and Redback Networks
Inc., dated as of October 27, 1999 (which is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-4 (File No. 333-95947), as amended).

10.11	First Amendment to Lease by and between Corporate Technology Centre Associates LLC and
Redback Networks Inc., dated as of October 28, 1999 (which is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-4 (File No.
333-95947), as amended).

10.12(1)	Second Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000.

10.13(1)	Lease Agreement by and between Redback Networks Inc. and 2725312 Canada Inc., dated as of October 3, 2000.

10.14	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-4 (File
No. 333-95947), as amended).

10.15	Redback Networks Inc. 1999 Directors’ Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 (File
No. 333-95947), as amended).

Exhibit Number	Description
10.16	Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on
Form S-4 (File No. 333-95947), as amended).

10.17(1)	Letter re: Terms of Employment between Redback Networks Inc. and Richard Bibb.

10.18(1)	Letter re: Terms of Employment between Redback Networks Inc. and Dennis P. Wolf.

12.1(1)	Computation of the ratio of earnings to fixed charges.

21.1(1)	List of Subsidiaries.

23.1(1)	Consent of Independent Accountants.

25.1	Statement of Eligibility of Trustee (which is incorporated herein by reference to Exhibit 25.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-29692), as amended).

99.1	Exchange Trust Agreement, dated as of September 28, 2000, among Registrant, 610381 B.C.
Inc. and Montreal Trust Company of Canada (which is incorporated herein by reference to
Exhibit 25.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-49870), as
amended).

99.2	Support Agreement, dated as of September 28, 2000, among Registrant, 610381 B.C. Inc. and
610380 B.C. Inc. (which is incorporated herein by reference to Exhibit 25.1 of the Registrant’s
Registration Statement on Form S-3 (File No. 333-49870), as amended).

99.3	Escrow Agreement, dated as of September 28, 2000, among Registrant, 610381 B.C. Inc.,
Montreal Trust Company of Canada and Andrew Waitman acting as agent to the shareholders of Abatis Systems Corporation (which is incorporated herein by reference to Exhibit 25.1 of the
Registrant’s Registration Statement on Form S-3 (File No. 333-49870), as amended).

99.4	Employee Patent Awards Program (which is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-55076), as amended).

99.5	Form of Written Compensatory Agreement (which is incorporated herein by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-55076), as amended).

99.6(1)	Siara Systems, Inc. 1998 Equity Incentive Plan.

99.7	Redback Networks Inc. 2001 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-
55076), as amended).

99.8	Abatis Systems Corporation 1998 Key Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on
Form S-8 (File No. 333-47492), as amended).

(1)	As filed herewith.

          (5) (b) The Company filed three Current Reports on Form 8-K in the last quarter of the fiscal year ended December 31, 2000: (1) October 13, 2000, reporting the Company’s acquisition of Abatis Systems Corporation pursuant to an Arrangement Agreement dated July 30, 2000; (2) October 13, 2000, reporting the release of the financial statements for the fiscal quarter ended September 30, 2000; and, (3) November 14, 2000, reporting the announcement of the retirement of Craig Gentner, Chief Financial Officer, and the release of Unaudited Pro Forma Combined Financial Data for the Siara merger.

SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBACK NETWORKS INC .
(Registrant)

          April 2, 2001

By:	/s/ VIVEK RAGAVAN

Vivek Ragavan
Director, Chief Executive Officer and President

          Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ VIVEK RAGAVAN Vivek Ragavan	Director, Chief Executive Officer and President	April 2, 2001

/s/ DENNIS P. WOLF Dennis P. Wolf	Chief Financial Officer, Senior Vice President of Finance and Administration and Corporate Secretary (Signing as Chief Accounting Officer)	April 2, 2001

/s/ DENNIS L. BARSEMA Dennis L. Barsema	Director, Vice-Chairman of the Board	April 2, 2001

/s/ JAMES R. FLACH James R. Flach	Director	April 2, 2001

/s/ GAURAV GARG Gaurav Garg	Director, Senior Vice President	April 2, 2001

/s/ PROMOD HAQUE Promod Haque	Director	April 2, 2001

/s/ VINOD KHOSLA Vinod Khosla	Director	April 2, 2001

/s/ WILLIAM KURTZ William Kurtz	Director	April 2, 2001

/s/ PIERRE R. LAMOND Pierre R. Lamond	Director, Chairman of the Board	April 2, 2001

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Director	April 2, 2001

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Merger Agreement and Plan of Reorganization, dated November 28, 1999, by and among
Redback Networks Inc., Siara Systems Inc. and the Stockholder Agent (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 (File
No. 333-95947), as amended).

2.2	Certificate of Merger by and between Redback Networks Inc. and Siara Systems, Inc. dated
March 8, 2000 (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s
Current Report on Form 8-K filed on March 20, 2000).

2.3	Arrangement Agreement, dated July 30, 2000, by and between Redback Networks Inc., 610381
B.C. Inc. and Abatis Systems Corporation (which is incorporated herein by reference to Exhibit
2.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2000).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on August 14, 2000).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-74479), as amended).

4.1	Specimen common stock certificate (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-74479), as amended).

4.2	Investors’ Rights Agreement dated as of July 2, 1998 (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-95947), as amended).

4.3	Form of Amendment No. 1 to Amended and Restated Investors’ Rights Agreement of the
Registrant (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s
Registration Statement on Form S-4 (File No. 333-95947), as amended).

4.4	Form of Note for Registrant’s 5% Convertible Subordinated Note, due April 1, 2007 (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 10-Q filed on May 15, 2000).

4.5	Indenture, dated as of March 29, 2000, between Registrant and Norwest Bank Minnesota,
National Association, as trustee (which is incorporated herein by reference to Exhibit 4.2 of the
Registrant’s Form 10-Q filed on May 15, 2000).

4.6	Registration Rights Agreement, dated March 29, 2000, among Registrant and Goldman, Sachs &
Co., FleetBoston Robertson Stephens Inc., Dain Rauscher Incorporated, Lehman Brothers Inc.
and U.S. Bancorp Piper Jaffray Inc. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 10-Q filed on May 15, 2000).

4.7	Registration Rights Agreement, dated as of September 28, 2000, between Registrant and Andrew
Waitman acting as agent to the shareholders of Abatis Systems Corporation (which is included as an Exhibit to the Arrangement Agreement incorporated herein by reference to Exhibit 2.1 of the
Registrant’s Current Report on Form 8-K filed on October 13, 2000).

10.1	Employment Agreement between Redback Networks Inc. and Vivek Ragavan (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on
Form S-4 (File No. 333-95947), as amended).

Exhibit Number	Description

10.2	Employment Agreement between Redback Networks Inc. and Pankaj Patel (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on
Form S-4 (File No. 333-95947), as amended).

10.3	Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s
Registration Statement on Form S-1 (File No. 333-74479), as amended).

10.4(1)	Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000.

10.5(1)	First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of December 18, 2000.

10.6(1)	Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 2, 2000.

10.7(1)	First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000.

10.8	Lease by and between Corporate Technology Centre Associates LLC and Redback Networks
Inc., dated as of October 27, 1999 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-95947), as amended).

10.9(1)	First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000.

10.10	Lease by and between Corporate Technology Centre Associates LLC and Redback Networks
Inc., dated as of October 27, 1999 (which is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-4 (File No. 333-95947), as amended).

10.11	First Amendment to Lease by and between Corporate Technology Centre Associates LLC and
Redback Networks Inc., dated as of October 28, 1999 (which is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-4 (File No.
333-95947), as amended).

10.12(1)	Second Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000.

10.13(1)	Lease Agreement by and between Redback Networks Inc. and 2725312 Canada Inc., dated as of October 10, 2000.

10.14	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-4 (File No.
333-95947), as amended).

10.15	Redback Networks Inc. 1999 Directors’ Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 (File No.
333-95947), as amended).

10.16	Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on
Form S-4 (File No. 333-95947), as amended).

10.17(1)	Letter re: Terms of Employment between Redback Networks Inc. and Richard Bibb.

Exhibit Number	Description

10.18(1)	Letter re: Terms of Employment between Redback Networks Inc. and Dennis P. Wolf.

12.1(1)	Computation of the ratio of earnings to fixed charges.

21.1(1)	List of Subsidiaries.

23.1(1)	Consent of Independent Accountants.

25.1	Statement of Eligibility of Trustee (which is incorporated herein by reference to Exhibit 25.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-29692), as amended).

99.1	Exchange Trust Agreement, dated as of September 28, 2000, among Registrant, 610381 B.C.
Inc. and Montreal Trust Company of Canada (which is incorporated herein by reference to
Exhibit 25.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-49870), as
amended).

99.2	Support Agreement, dated as of September 28, 2000, among Registrant, 610381 B.C. Inc. and
610380 B.C. Inc. (which is incorporated herein by reference to Exhibit 25.1 of the Registrant’s
Registration Statement on Form S-3 (File No. 333-49870), as amended).

99.3	Escrow Agreement, dated as of September 28, 2000, among Registrant, 610381 B.C. Inc.,
Montreal Trust Company of Canada and Andrew Waitman acting as agent to the shareholders of Abatis Systems Corporation (which is incorporated herein by reference to Exhibit 25.1 of the
Registrant’s Registration Statement on Form S-3 (File No. 333-49870), as amended).

99.4	Employee Patent Awards Program (which is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-55076), as amended).

99.5	Form of Written Compensatory Agreement (which is incorporated herein by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-55076), as amended).

99.6(1)	Siara Systems, Inc. 1998 Equity Incentive Plan.

99.7	Redback Networks Inc. 2001 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-
55076), as amended).

99.8	Abatis Systems Corporation 1998 Key Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on
Form S-8 (File No. 333-47492), as amended).

(1)	As filed herewith.