Form 10-Q
period 2001-03-31
REDBACK NETWORKS INC
filed 2001-05-15
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _____________

COMMISSION FILE NUMBER 000-25853

REDBACK NETWORKS INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0438443
(State of incorporation)	(IRS Employer Identification No.)

250 HOLGER WAY, SAN JOSE, CA 95134
(Address of principal executive offices, including ZIP code)

(408) 571-5000
(Registrant's telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

    The number of shares outstanding of the Registrant's Common Stock as of April 30, 2001 was 154,611,895 shares, including shares issuable in exchange for our subsidiary's exchangeable shares.

REDBACK NETWORKS INC.

FORM 10-Q
March 31, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$108,294	$31,237
Short-term investments	271,717	402,432
Accounts receivable, net	90,166	96,377
Inventories	34,866	17,207
Other current assets	31,368	23,754

Total current assets	536,411	571,007

Property and equipment, net	93,880	73,677
Goodwill and other intangibles, net	3,762,627	4,091,152
Other assets, net	38,963	34,688

Total assets	$4,431,881	$4,770,524

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease and other borrowings, current	$2,173	$3,740
Accounts payable	81,281	64,040
Accrued liabilities	61,403	37,460
Deferred revenue	13,559	11,080

Total current liabilities	158,416	116,320

Convertible subordinated notes	500,000	500,000
Other long-term liabilities	18,630	5,057

Total liabilities	677,046	621,377

Stockholders' equity:
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common Stock, par value $0.0001 per share; 750,000 shares authorized; 154,527 and 153,731 shares issued and outstanding, respectively	5,256,003	5,255,261
Deferred stock compensation	(48,174)	(66,114)
Notes receivable from stockholders	(510)	(1,422)
Accumulated other comprehensive income	(22,127)	(8,685)
Accumulated deficit	(1,430,357)	(1,029,893)

Total stockholders' equity	3,754,835	4,149,147

Total liabilities and stockholders' equity	$4,431,881	$4,770,524

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Net revenues	$90,937	$34,163
Cost of revenues	77,779	8,297

Gross margin	13,158	25,866

Operating expenses:
Research and development (excluding amortization of deferred stock compensation of $15,147, and $198, respectively)	29,711	12,139
Selling, general and administrative (excluding amortization of deferred stock compensation of $2,754, and $337, respectively)	30,842	13,255
Restructuring charges	23,250	—
Amortization of intangible assets	315,441	70,604
In-process research and development	—	15,300
Amortization of deferred stock compensation	17,901	535

Total operating expenses	417,145	111,833

Loss from operations	(403,987)	(85,967)
Interest and other income	10,903	1,041
Interest expense	(7,380)	(311)

Net loss	$(400,464)	$(85,237)

Basic and diluted net loss per share	$(2.92)	$(0.96)

Shares used in computing net loss per share	137,121	89,137

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(400,464)	$(85,237)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	8,064	1,906
Amortization of goodwill and other intangibles	316,919	70,604
Amortization of deferred stock compensation	17,901	535
In-process research and development	—	15,300
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	6,211	(15,000)
Inventories	(17,659)	756
Other current assets	(7,614)	(740)
Other assets	(3,865)	(10,229)
Accounts payable	17,241	(1,107)
Accrued liabilities	23,943	13,236
Deferred revenue	2,479	278
Other long-term liabilities	15,188	—
Net cash used in operating activities	(21,656)	(9,698)

Cash flows from investing activities:
Purchases of property and equipment	(28,267)	(11,226)
Sales of short-term investments, net of purchases	128,469	(452,302)
Other investments	—	(3,160)
Acquisition, net of cash acquired	—	(18,454)

Net cash provided by (used in) investing activities	100,202	(485,142)

Cash flows from financing activities:
Proceeds from the issuance of convertible notes, net	—	486,509
Proceeds from the issuance of common stock, net	781	2,042
Principal payments under capital lease obligations and borrowings	(3,182)	(528)
Proceeds from notes receivable from stockholders	912	—
Net cash provided by (used in) financing activities	(1,489)	488,023

Net change in cash and cash equivalents	77,057	(6,817)
Cash and cash equivalents at beginning of period	31,237	13,888
Cash and cash equivalents at end of period	$108,294	$7,071

Supplemental cash flow information:
Cash paid for interest	$149	$286

Supplemental non-cash investing and financing activity:
Issuance of Common Stock in acquisitions	$—	$4,447,297

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business

    Redback Networks Inc. (the "Company" or "Redback") was incorporated in Delaware on August 30, 1996. Redback is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed broadband access to the Internet and corporate networks. Redback's product lines, which consist of the Subscriber Management System, SmartEdgeTM, and Service Management product families, combine networking hardware and software. Together, these product families are designed to enable our customers to create end-to-end regional networks that will support major broadband access technologies, as well as the new services that these high-speed connections support.

    The Company's Subscriber Management System products connect and manage large numbers of subscribers across major high-speed access technologies, including digital subscriber line, cable and wireless and bridge the operational gap between the devices used to gather together high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). Our SmartEdge optical and multi-service networking products simplify the architecture of today's regional voice and data networks, as well as improve their capacity and performance. The Service Management products allow service providers to publish, activate and manage Internet Protocol services and allow their customers to subscribe to these services on demand.

    Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

    Redback reports on a fiscal basis using a thirteen-week quarter with fiscal months, quarters and years ending on Saturday.

2. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2000 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

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

3. Net Loss Per Share

    The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2001	2000
	(in thousands, except per share data)

Net loss	$(400,464)	$(85,237)

Basic and diluted:
Weighted-average shares of common stock outstanding	154,008	102,398
Less weighted-average shares subject to repurchase	(16,887)	(13,261)

Weighted-average shares used in computing basic and diluted net loss per share	137,121	89,137

Basic and diluted net loss per share	$(2.92)	$(0.96)

    For the three month periods ended March 31, 2000 and 2001, respectively, options to purchase 31,620,183 and 21,179,497 shares of Common Stock at an average exercise price of $51.77 and $28.43 per share, respectively, convertible promissory notes convertible into 2,621,500 and 2,621,500 shares of Common Stock and warrants to purchase 367,758 and 692,473 shares of Common Stock at an average exercise price of $1.21 and $2.82 per share, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

4. Acquisitions

    The Company completed two acquisitions during the fiscal year 2000. On March 8, 2000, Redback and Siara Systems, Inc. ("Siara") completed their merger. In connection with the merger, Redback issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock. Approximately $4.5 billion of goodwill and other intangibles were recorded as part of the purchase price allocation. On September 28, 2000, Redback closed the acquisition of Abatis Systems Corporation ("Abatis"). In connection with the acquisition of Abatis, Redback issued 1,632,978 shares of its common stock, a subsidiary of Redback issued 2,440,526 exchangeable shares, which holders may exchange for shares of Redback common stock on a one-for-one basis at any time, and Redback issued options to purchase 1,162,188 shares of Redback common stock. Redback has included the exchangeable shares in the number of common shares issued and outstanding. The Company recorded as part of the purchase price allocation approximately $606 million for goodwill and other intangibles and $63 million in deferred compensation.

    The Company is required under generally accepted accounting principles to review its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company has experienced a decline in its stock price and market capitalization during the first quarter of 2001. In addition, the Company's industry has begun to experience slower growth rates. If such factors continue, the Company may be required to perform an impairment review of its goodwill and other intangible assets, which approximate $3.8 billion at March 31, 2001. This review could result in a significant charge to earnings in the period any impairment is determined.

5. Selected Balance Sheet Data

	March 31, 2001	December 31, 2000
	(In thousands)
Inventory
Raw materials	$11,365	$7,453
Finished goods	23,501	9,754

	$34,866	$17,207

Goodwill and other intangibles assets, net
Goodwill	$4,926,275	$4,974,316
Existing technology	23,977	25,842
Workforce	30,300	30,700
Noncompete agreements	10,000	10,000

	4,990,552	5,040,858
Less: Accumulated amortization	(1,227,925)	(949,706)

	$3,762,627	$4,091,152

Accrued liabilities
Accrued compensation	$16,861	$19,694
Accrued interest payable	12,500	6,250
Restructuring, current	6,860	—
Other	25,182	11,516

	$61,403	$37,460

6. Borrowings and Commitments

    During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (the "Convertible Notes") due in April 2007 raising net proceeds of approximately $486.5 million. The Convertible Notes are subordinated to all existing and future senior debt and to all indebtedness and other liabilities of the Company's subsidiaries. The Convertible Notes are convertible into shares of Redback Common Stock at any time before the close of business on the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. On or after the third business day after April 1, 2003 the Company has the right at any time to redeem some or all of the notes at the redemption price plus accrued interest. However, the notes will not be redeemed on or after the third business day after April 1, 2003 and before April 1, 2005 unless the closing price for the Company's common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. The Company paid approximately $14.5 million for debt issuance costs related to the Convertible Notes.

7. Comprehensive Income

    Other comprehensive loss for the three months ended March 31, 2001 consisted of a cumulative translation loss adjustment of $11.2 million and an unrealized loss on investments of $2.2 million. For the three months ended March 31, 2000 there was no comprehensive income or loss.

8. Derivatives

    At March 31, 2001 the Company held foreign currency forward contracts, with an aggregate face value of $6.0 million, to mitigate exposure related to the intercompany balance with its Canadian subsidiary. The Company records these contracts at fair value, and the gains and losses on these contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in "Other Income", and have not been material in any of the periods presented.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities", or SFAS No. 133, which establishes methods of accounting for derivative financial instruments and hedging activities. The company adopted SFAS No. 133 in the first quarter of 2001. As the Company held no derivative financial instruments on January 1, 2001, the adoption of SFAS No. 133 had no effect on the Company.

9. Restructuring

    For the quarter ended March 31, 2001, the Company incurred a $23.3 million restructuring charge to account for three excess facilities at the end of the quarter. The Company intends to terminate or sublease all or part of these three facilities. The estimated costs to exit these facilities will be approximately $23.3 million, which is included in accrued liabilities and other long-term liabilities. This estimate is based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. For the quarter ended March 31, 2001, no material charges were made against the reserve. Future cash outlays are anticipated to continue through June 2012 unless the Company negotiates to exit the leases at an earlier date.

    In April 2001 the Company executed a plan to restructure its operations by effecting a reduction in the workforce by approximately 150 people, or 12% of its employee base. All functional areas of the Company were affected by the reduction. The affected employees are entitled to severance and other benefits pursuant to our benefits program. The Company expects to record a charge of approximately $4.0 million for these termination benefits in the second quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding Redback's "expectations", "beliefs", "hopes", "intentions", "strategies", "estimates", "projections" or the like. Such statements are based on management's current expectations, and Redback cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of the risk factors we have identified as material risks discussed in this Form 10-Q and other documents we file with the Securities and Exchange Commission, including our most recent reports on Form 8-K and Form 10-K, and any amendments thereto.

General

    Redback Networks Inc. is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. Our product lines, which consist of the Subscriber Management System, SmartEdge(TM), and Service Management product families, combine networking hardware and software. Together, these product families are designed to enable our customers to create end-to-end regional and national networks that will support major broadband access technologies, as well as the new services that these high-speed connections support.

    Our Subscriber Management System, or SMS(TM), products connect and manage large numbers of subscribers across major high-speed access technologies. SMS products bridge the operational gap between the devices used to gather together high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). Our SmartEdge optical networking and multi-service products simplify the architecture of today's regional voice and data networks, as well as improve their capacity and performance. The Service Management products allow service providers to publish, activate and manage Internet-related services and allow their customers to subscribe to these services on demand. The SMS and SmartEdge families of products are the only products we currently sell. We announced our Service Management products during the third quarter of 2000. We cannot be certain that the Service Management products, or any future products designed around this technology will be successfully developed or will achieve widespread market acceptance.

    We sell our products through a direct sales force, resellers and distribution partners. Through March 31, 2001, substantially all of our revenues have been derived from sales to providers of digital subscriber line services. Our products are used by many of the largest carriers and service providers worldwide. We anticipate that a small number of customers will continue to account for a majority of our revenues.

Results of Operations

Net Revenues

    Our net revenues increased 166% to $90.9 million for the three months ended March 31, 2001 from $34.2 million over the same three months in the prior year. The increase in net revenues in 2001 was primarily a result of increased unit sales of the existing SMS product family, which includes the SMS 10000, SMS 1800, and SMS 500, as well as sales for our SmartEdge 800. The increase in sales was attributable to increased worldwide marketplace acceptance of our products and resulting deployment of our products by our carrier and service provider customers, as well as higher average selling prices due to changes in product configurations.

Cost of Revenues; Gross Margin

    Our cost of revenues increased 837% to $77.8 million for the three months ended March 31, 2001 from $8.3 million for the same period in the prior year as a result of increased sales of the SMS and SmartEdge product lines. In addition, as a result of certain product design changes initiated in the first quarter of 2001, we recorded charges for excess inventories and purchase commitments totaling approximately $24 million in the first quarter of 2001.

    Gross margin, expressed as a percentage of net revenue, decreased to 14% for the three months ended March 31, 2001 compared to 76% for the same period in the prior year. The excess inventory charge of $24 million impacted gross margin by 26%. The remaining decrease can be attributed to a shift in product mix from the higher margin, SMS products to the lower margin, SmartEdge product. In addition, margins were affected by lower selling prices on higher volume customer purchases and competition for market share in international markets. The Company's gross margin will fluctuate in the future based on several factors, which include our ability to:

1)	Control the mix of sales between our SMS and SmartEdge product families,
2)	Introduce competitive product enhancements and upgrades,
3)	Introduce new products,
4)	Successfully integrate the Service Management products into our current SMS and SmartEdge product lines,
5)	Control inventory costs, and
6)	Maintain current price levels in an increasingly competitive environment.

Operating Expenses

    Research and Development. Our research and development expenditures increased 145% to $29.7 million for the three months ended March 31, 2001 from $12.1 million for the same period in the prior year. This increased investment was primarily attributable to the development of the SmartEdge product family and an overall increase in development personnel focusing on new products and existing product enhancements in part due to the merger of Siara Systems in March 2000 and acquisition of Abatis Systems in September 2000. To date, we have expensed research and development expenses as incurred. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, our research and development expenses are expected to increase in future periods.

    Selling, General and Administrative. Our selling, general and administrative expenditures increased 133% to $30.8 million for the three months ended March 31, 2001 from $13.3 million for the same period in the prior year. This increase was mainly due to the hiring of additional sales and administrative personnel in part due to merger of Siara Systems in March 2000 and acquisition of Abatis Systems in September 2000. These personnel were required to support our increased revenue. Additional marketing expenses were also incurred to promote our new and existing products. We anticipate that selling, general, and administrative expenses will continue to increase in future periods as the Company's revenues grow.

    Restructuring Charges. For the quarter ended March 31, 2001, we incurred a $23.3 million restructuring charge to account for three excess facilities at the end of the quarter. We intend to terminate or sublease all or part of these three facilities. The estimated costs to exit these facilities will be approximately $23.3 million. This estimate is based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. For the quarter ended March 31, 2001, no material charges were made against the reserve. Future cash outlays are anticipated to continue through June 2012 unless the company negotiates to exit the leases at an earlier date.

    In April 2001 we executed a plan to restructure our operations by effecting a reduction in the workforce by approximately 150 people, or 12% of our employee base. All functional areas of the Company were affected by the reduction. The affected employees are entitled to severance and other benefits pursuant to our benefits program. The Company expects to record a charge of approximately $4.0 million for these termination benefits in the second quarter of 2001.

    Amortization of Intangible Assets. Amortization of intangible assets increased 347% to $315.4 million for the three months ended March 31, 2001 from the $70.6 million for the same period in the prior year due to amortization of goodwill and other intangible assets related to the merger with Siara Systems in March 2000 and the acquisition of Abatis in September 2000.

    We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We have experienced a decline in our stock price and market capitalization during the first quarter of 2001. In addition, our industry has begun to experience slower growth rates. If such factors continue, we are required to perform an impairment review of our goodwill and other intangible assets, which approximate $3.8 billion at March 31, 2001. This review could result in a significant charge to earnings in the period any impairment is determined.

    In Process Research and Development (IPR&D). IPR&D was recorded in the first quarter of 2000 in the amount of $15.3 million in connection with the merger with Siara Systems.

    Amortization of Deferred Stock Compensation. Our amortization of deferred stock compensation expense increased to $17.9 million for the three months ended March 31, 2001 from $535,000 for the same period in the prior year. The increase in amortization of deferred stock compensation can be attributed to the assumption of stock option grants in connection with acquisition activity and stock option grants made below fair market value to certain key employees.

    Interest and Other Income. Interest and other income increased to $10.9 million for the three months ended March 31, 2001 from $1.0 million for the same period in the prior year due primarily to the interest earned on larger invested cash and investment balances.

The increase in cash and investment balances can be primarily attributed to the issuance of $500 million of convertible subordinated notes in March 2000.

    Interest Expense. Interest expense increased to $7.4 million for the three months ended March 31, 2001 from $311,000 for the same period in the prior year due primarily to interest expense arising from our $500 million offering of convertible subordinated notes in March 2000.

    Provision for Income Taxes. No provisions for income taxes have been recorded, as the Company has incurred net losses since inception.

Liquidity and Capital Resources

    Our principal source of liquidity as of March 31, 2001 consists of approximately $380 million in cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through both private and public sales of debt and equity securities, bank borrowings and equipment lease financing.

    During the three months ended March 31, 2001, we used approximately $22 million from operating activities, as compared to the same period in the prior year where we used $10 million in operating activities. In the three months ended March 31, 2001, cash was used to fund increased inventory, partially offset by an increase in accounts payable and accrued liabilities. Our net accounts receivable balance decreased from $96 million at December 31, 2000 to $90 million at March 31, 2001, with our "Days Sales Outstanding" (DSO's) increasing from 75 days to 90 days. The increase in DSO's reflects the increasing percentage of our business that is occurring later in the final month of the quarter as our customers are delaying purchasing decisions, and a general slow down in the time companies are taking to pay their suppliers. We believe that these are trends occurring in the telecommunications equipment industry, and are not specific to us. We also believe that DSO's of 90 days are within the current norms for the telecommunications equipment industry.

    Investments in property and equipment increased to $28 million in the three months ended March 31, 2001 from $11 million in the same period in 2000. This increase consisted primarily of purchases relating to our new facilities, software and other related implementation costs associated with our new internal business applications system and purchases of machinery and equipment primarily related to our research and development organization. We expect our capital expenditures to remain a significant use of cash as we expand our research and development efforts and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth.

    We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for the next twelve months and for the foreseeable future thereafter. However, additional capital may need to be raised if (i) revenues grow rapidly which would require increased cash investments in accounts receivable and inventories, (ii) revenues and cash flow from operations are less than what we predict, or (iii) unexpected events require us to do so. The availability of additional capital is dependent on a number of factors including current market conditions and our financial condition, so additional capital may not be available at all, or may only be available on terms unfavorable to us, when we need it. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders

Risk Factors

    An investment in Redback common stock, or Redback convertible notes, involves a high degree of risk. In addition to the other information contained in this Form 10-Q, you should carefully consider the following risk factors we have identified as material risks before making an investment. Any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price could decline and you may lose all or part of your investment. This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Form 10-Q.

Our business is difficult to evaluate because we have a limited operating history

    We were founded in August 1996 and began shipping products in material quantities in the second quarter of 1998. You should consider the risks and difficulties frequently encountered by companies like us that are developing and selling products for new and rapidly evolving markets. Our ability to sell products and services, and the level of success, if any, we achieve, depends, among other things, on the level of demand for broadband access services, which is a new and rapidly evolving market. Our business strategy may be unsuccessful and we may not successfully address the risks we face.

We have a history of losses and expect to incur future losses

    We incurred net losses of approximately $400.4 million for the three months ending March 31, 2001, and approximately $1.0 billion for the year ended December 31, 2000. As of March 31, 2001, we had an accumulated deficit of approximately $1.4 billion. We have incurred significant net losses in the past and expect to continue to incur significant net losses in the future.

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

A decline in the demand for broadband access services would seriously harm our sales and operating results

    Sales of our products depend on the increased use and widespread adoption of broadband access services, and the ability of our customers to market and sell broadband access services. Our sales and operating results would be materially adversely affected by reduced or delayed demand for our products if the use of broadband access services does not increase or if our customers' broadband access services are not well-received by the marketplace. Critical issues concerning use of broadband access services are unresolved and will likely affect use of broadband access services. These issues include:

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

Our quarterly operating results have and are expected to continue to fluctuate significantly, which could cause our stock price to be volatile or decline

    The concerns we discuss under "Risk Factors" are likely to cause quarterly fluctuations in revenues and operating results. Additionally, our quarterly operating results are likely to be affected by other factors. These factors include the timing of significant sales to large customers, our ability to control expenses and the timing differences between when we incur expenses and when we realize benefits, if any, from such expenditures. A high percentage of our expenses, including those related to engineering, sales and marketing, research and development, and general administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results are likely to be materially adversely affected. In the future, we may increase our operating expenses to expand our engineering and sales and marketing operations, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development and build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, our business, results of operations and financial condition could be materially adversely affected.

    Because we rely on patent, trademark, trade secret and copyright laws both to protect our proprietary technology and to protect us against claims from others, any expenses associated with any litigation, including litigation involving our intellectual property would also affect our quarterly operating results.

    Due to these and other factors discussed in this "Risk Factors" section, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock and convertible notes would likely decrease.

Our lengthy and variable sales cycle makes it difficult for us to predict if or when a sale will be made

    The timing of our revenue is difficult to predict because of the length and variability of the sales cycle for our products. Customers often view the purchase of our products as a significant and strategic decision. We believe our financial results and prospects will be impacted by the current economic downturn in the United States as customers and potential customers globally assess its effect on their business, which can result in a deferral or cancellation of purchasing decisions for products such as ours. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unplanned administrative, processing and other delays. This is particularly true for larger customers for whom our products represent a very small percentage of their overall purchasing activity. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. We believe that certain customers' sales decisions are not made until the final weeks, or days, of the calendar quarter which leads to greater uncertainty for us in predicting the timing and amount of our revenues. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

Our sales would suffer if one or more of our key customers substantially reduced its orders for our products

    In each of the periods presented, we have had at least one customer that accounted for 10% or more of our total revenue in the quarter. In the first quarter of 2001, Qwest Communications International Inc., Williams Communications, Inc., and Verizon Communications, Inc. accounted for 28%, 15% and 14% of our total revenue, respectively. For the twelve months ended December 31, 2000, sales to Qwest Communications International Inc. and Genuity Inc. accounted for 15% and 10% of our total revenue, respectively. We anticipate that a small number of customers will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. If our customers alter their purchasing habits, encounter a shortage of capital or reevaluate their need for our products or purchase competing products, or if we fail to receive a large order in any period, our business, results of operations and financial condition would be materially adversely affected due to shortfall in revenues. Because we sell primarily to major corporate customers, our business also depends on general economic and business conditions that are likely to affect these customers.

Our operating results suffer due to risks associated with mergers and acquisitions generally

    We expect to continue our acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the tangible net assets of the acquired businesses. As a result, we would be required to record material goodwill and other intangible assets that would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Further, we must successfully combine the acquired businesses. We may not be able to integrate the technologies and operations quickly and smoothly. In the event that our integration does not go smoothly, serious harm to our business, financial condition and business prospects may result. Integrating acquired businesses entails significant diversion of management's time and attention. The integration of technology, products and services may require the partial or wholesale conversion or redesign of some or all of our technologies, products and services or those of the acquired business. In addition, we may be required to spend additional time or money on integration that would otherwise have been spent on developing our business and services or other matters.

    In addition to our merger with Siara Systems, Inc. completed on March 8, 2000, we acquired Abatis Systems Corporation on September 28, 2000. We accounted for the Siara merger and the Abatis acquisition using the purchase method of accounting. The results of operations of Siara and Abatis are included in our consolidated financial statements for all periods after March 8, 2000 and September 28, 2000, respectively. The excess of cost over the fair value of the net tangible assets acquired from these transactions is recorded as goodwill, other intangible assets and deferred stock compensation, which will be amortized by charges to operations. These transactions resulted in aggregate goodwill and other intangible assets of approximately $5.1 billion, as well as deferred stock compensation of $63 million. Our annual amortization of goodwill and other intangible assets is estimated to be approximately $1.3 billion per year and our amortization of deferred stock compensation will be as much as $40 million per year, which will have a significant negative impact on our operating results by increasing our losses, and could cause our stock price to decline.

    We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We have experienced a decline in our stock price and market capitalization during the first quarter of 2001. In addition, our industry has begun to experience slower growth rates. If such factors continue, we are required to perform an impairment review of our goodwill and other intangible assets, which approximate $3.8 billion at March 31, 2001. This review could result in a significant charge to earnings in the period any impairment is determined.

We are at risk of securities class action litigation due to the volatility of our stock price

    In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm its business.

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

Our operating results will suffer if we fail to commercialize new product lines

    The SMS and SmartEdge families of products, along with their associated management software are the only products that we currently sell. We continue the development of our Service Management technology and intend to introduce new products utilizing it in the future. We cannot be certain that the SMS, SmartEdge or Service Management products or any future products will achieve widespread market acceptance. Our inability to timely and successfully introduce new products and enhancements, or the failure of these new products or enhancements to achieve market acceptance, could materially adversely affect our operating results, financial condition or business prospects.

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

Our failure to meet the demands of current and future broadband access markets would impair our operating results and business prospects by reducing sales

    To date, we have derived substantially all of our revenues from sales of products used for broadband access in the digital subscriber line market or optical networking products for use in metropolitan optical networks. We intend to invest resources to increase our penetration of these markets and enter other markets, including the market for routed services. We may be unable to simultaneously or effectively address evolving demands in all of these markets, and customers in these markets may choose to implement competing technologies or products. In addition, if our competitors gain market acceptance in these markets first, it will be difficult, if not impossible, for us to gain subsequent market acceptance in these markets. If we are unable to achieve acceptance of our products in these markets, our ability to generate revenues will be limited, and our operating results, financial condition and business prospects would be materially adversely affected because customers will not place orders with us.

Any failure to remain competitive in our industry would impair our operating results and business prospects by reducing our ability to attract customers

    We may be unable to compete successfully with current or future competitors. Currently, competition in our market is intense. The broadband access markets we are targeting are new and rapidly evolving and we expect these markets to be highly competitive in the future. In addition, we expect new competitors to emerge in the broadband access market as that market evolves due to technological innovation and regulatory changes. We face actual and potential competition from public and private companies providing various kinds of equipment that allows our customers to provide networking services to their customers. For instance, Cisco Systems, Inc., the leading provider of routers, also offers products that compete directly with our products, and provides a comprehensive range of other access systems. In addition, new "start-up" companies continue to announce their plans to develop "next generation" products that would compete directly with our products.

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

Interruptions in delivery of power could disrupt normal business operations and adversely affect our delivery schedules

    Our corporate headquarters, a portion of our research and development activities, other business operations and a certain number of our suppliers and manufacturers are located in California. California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations and the operations of our suppliers, manufacturers and customers. Any significant or extended power outages could disrupt our business operations. Unexpected power disruptions could result in loss of data and interruption of development efforts. Extended power outages would adversely affect our ability to meet scheduled product deliveries to our customers and could materially adversely affect our sales and operating results.

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

If we fail to attract or retain employees or properly manage our growth, we may not be able to timely develop, sell or support our products

    We have expanded our operations rapidly since our inception. The number of our employees increased from inception in August, 1996 to approximately 1,000 on April 30, 2001.

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

Our expansion to international markets will involve new risks

    For the three months ended March 31, 2001 we derived 25% of our revenues from sales to customers outside the United States. For the years ended December 31, 1998, 1999 and 2000, we derived approximately 15%, 7%, and 29%, respectively, of our revenues from sales to customers outside the United States. Our ability to achieve future success will depend in part on the expansion of our international sales and operations. Our international presence exposes us to typical foreign market risks not faced by wholly-domestic companies, including, among others, foreign currency fluctuations, language and cultural barriers, unexpected regulatory requirements and protectionist laws, and political, legal and economic instability in foreign markets. Specifically, we have identified the following risks:

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

If we fail to obtain additional capital at the times, in the amounts and upon the terms required, our business could suffer

    The industry is evolving quickly and new products are always required in order to maintain and grow our market share and to meet our customers' technology needs in providing cheaper, faster, more reliable and sophisticated services to their subscribers. The research, development and marketing of such new products and the expansion of our operations and reseller channels will require a significant commitment of resources.

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

We may be unable to repurchase our convertible notes which could seriously harm our financial condition

    On April 1, 2007, the entire outstanding principal in the aggregate amount of $500 million of our outstanding 5% convertible subordinated notes issued in April 2000 will become due and payable. In addition, if a change in control occurs, each holder of the convertible notes may require us to repurchase all or a portion of that holder's convertible notes as provided in the indenture for the convertible notes. At maturity or if a change in control occurs, we may not have sufficient funds or may be unable to arrange for additional financing to pay the principal amount or repurchase price due. Under the terms of the indenture for the convertible notes, we may elect, if we meet certain conditions, to pay the repurchase price with shares of common stock. Our borrowing arrangements or agreements relating to senior debt to which we become a party may contain restrictions on, or prohibitions against, our repurchases of the convertible notes. If the maturity date or change in control occurs at a time when our other arrangements prohibit us from repurchasing the convertible notes, we could try to obtain the consent of the lenders under those arrangements to purchase the convertible notes, or we could attempt to refinance these borrowings that contain the restrictions. If we do not obtain the necessary consents or refinance these borrowings, we will be unable to repurchase the convertible notes. In that case, our failure to repurchase any tendered convertible notes or convertible notes due upon maturity would constitute an event of default under the indenture for the convertible notes. Any such default, in turn, may cause a default under the terms of our senior debt. As a result, in those circumstances, we could not repurchase any of the convertible notes until we pay the senior debt in full, further limiting our ability to obtain additional financing.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

    As of March 31, 2001, we maintained cash and cash equivalents and short-term investments of $380 million. We also have long-term debt and capital leases with fixed interest rates totaling $506 million. If interest rates were to decrease by 10%, our annual net loss could increase by approximately $2 million, as our short-term investments would yield less interest income when the amounts were reinvested at maturity at the lower interest rates.

    We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

    In the first quarter of 2001 we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies, such that market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged.

    At March 31, 2001 we held foreign currency forward contracts, with an aggregate face value of $6.0 million, to mitigate exposure related to our intercompany balance with our Canadian subsidiary. We record these contracts at fair value, and the gains and losses on these contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in "Other Income", and have not been material in any of the periods presented.

    At March 31, 2001 and December 31, 2000, our primary net foreign currency market exposures were in Canadian Dollars, Euros and British pounds. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

    A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our hedging contracts and underlying balances being hedged at March 31, 2001 indicated that these market movements would not have a material effect on our business, operating results, or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges. Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. In 2000 and 1999, these fluctuations have not been material to our operating results. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates, and, to a lesser extent, commodity prices could cause significant changes in our operating costs.

    Impairment of investments in non-publicly traded companies is assessed quarterly based upon the investee company's business prospects, financial condition, subsequent private financings, liquidity and comparable public company market values. If we determine an impairment is necessary, the cost basis of the investment will be written down and the amount of the write down will be reflected as a charge to earnings in accordance with generally accepted accounting principles. We currently hold investments in non-publicly traded companies with an aggregate carrying value of approximately $13 million.

PART II. OTHER INFORMATION

REDBACK NETWORKS INC.

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds.

    None

Item 3. Defaults upon Senior Securities.

    None

Item 4. Submission of Matters to a Vote of Security Holders.

    None

Item 5. Other Information.

    None

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

Exhibit Number 3.1	Description
Amended and Restated Bylaws adopted on April 10, 2001.

    (b) Reports on Form 8-K

    A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on January 18, 2001 to announce its financial results for the three and twelve month periods ended December 31, 2000.

    A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on January 29, 2001 to announce the appointment of a new Chief Financial Officer.

    A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on February 9, 2001 to announce new leadership for customer-focused sales and services.

    A current report on Form 8-K was filed with the Securities and Exchange Commission on March 14, 2001 to announce a change in Redback's fiscal year from January 1 through December 31 of each year to a 52-53 week fiscal year.

REDBACK NETWORKS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDBACK NETWORKS INC.

Date: May 14, 2001	By: /s/ Dennis P. Wolf
Dennis P. Wolf
Senior Vice President of Finance and
Administration, Chief Financial Officer and
Corporate Secretary (Duly Authorized Officer
and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No. 3.1	Description
Amended and Restated Bylaws adopted on April 10, 2001.