Form 10-Q
period 2001-06-30
REDBACK NETWORKS INC
filed 2001-08-14
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

    The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001 was 153,869,451 shares, including shares issuable in exchange for our subsidiary's exchangeable shares.

REDBACK NETWORKS INC.

FORM 10-Q
June 30, 2001

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

REDBACK NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$71,150	$31,237
Short-term investments	242,844	402,432
Accounts receivable, net	48,505	96,377
Inventories	45,534	17,207
Other current assets	31,899	23,754

Total current assets	439,932	571,007
Property and equipment, net	101,096	73,677
Goodwill and other intangibles, net	3,458,629	4,091,152
Other assets, net	27,987	34,688

Total assets	$4,027,644	$4,770,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease and other borrowings, current	$1,731	$3,740
Accounts payable	66,547	64,040
Accrued liabilities	88,250	37,460
Deferred revenue	12,723	11,080

Total current liabilities	169,251	116,320
Convertible subordinated notes	500,000	500,000
Other long-term liabilities	15,403	5,057

Total liabilities	684,654	621,377

Stockholders' equity:
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common Stock, par value $0.0001 per share; 750,000 shares authorized; 153,869 and 153,731 shares issued and outstanding, respectively	5,265,623	5,255,261
Deferred stock compensation	(19,716)	(66,114)
Notes receivable from stockholders	(93)	(1,422)
Accumulated other comprehensive loss	(12,351)	(8,685)
Accumulated deficit	(1,890,473)	(1,029,893)

Total stockholders' equity	3,342,990	4,149,147

Total liabilities and stockholders' equity	$4,027,644	$4,770,524

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
Net revenues	$59,427	$48,728	$150,364	$82,891
Cost of revenues	106,606	14,853	184,385	23,150

Gross profit (loss)	(47,179)	33,875	(34,021)	59,741

Operating expenses:
Research and development (excluding stock compensation of $14,551, $190, $29,698 and $388, respectively)	27,793	23,783	57,504	35,922
Selling, general and administrative (excluding stock compensation of $14,274, $324, $17,028 and $661, respectively)	26,717	16,597	57,559	29,852
Restructuring charges	3,900	—	27,150	—
Amortization of intangible assets	313,942	279,630	629,383	350,234
In-process research and development	—	—	—	15,300
Stock compensation expense	28,825	514	46,726	1,049

Total operating expenses	401,177	320,524	818,322	432,357

Loss from operations	(448,356)	(286,649)	(852,343)	(372,616)
Interest and other income, net	(4,947)	7,493	5,956	8,534
Interest expense	(6,813)	(7,504)	(14,193)	(7,815)

Net loss	$(460,116)	$(286,660)	$(860,580)	$(371,897)

Basic and diluted net loss per share	$(3.26)	$(2.41)	$(6.19)	$(3.58)

Shares used in computing basic and diluted net loss per share	141,049	118,730	139,068	103,957

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(860,580)	$(371,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,652	4,007
Amortization of goodwill and other intangibles	632,409	351,315
Stock compensation expense	46,726	1,049
Impairment of minority investments	10,300	—
In-process research and development	—	15,300
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	47,872	(21,468)
Inventory	(28,327)	(393)
Other current assets	(8,145)	(8,769)
Other assets	(3,511)	(9,297)
Accounts payable	2,507	12,437
Accrued liabilities	50,790	20,113
Deferred revenue	1,643	3,362
Other long-term liabilities	12,191	—

Net cash used in operating activities	(75,473)	(4,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,071)	(19,175)
Purchases of short-term investments	(458,196)	(252,284)
Sales of short-term investments	615,368	26,152
Other investments	—	(11,160)
Acquisition, net of cash acquired	—	(18,454)

Net cash provided by (used in) investing activities	109,101	(274,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes	—	486,443
Proceeds from the issuance of common stock, net	10,139	7,687
Principal payments under capital lease obligations and borrowings	(3,854)	(6,438)

Net cash provided by financing activities	6,285	487,692

Net increase in cash and cash equivalents	39,913	208,530
Cash and cash equivalents at beginning of period	31,237	13,888

Cash and cash equivalents at end of period	$71,150	$222,418

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,991	$243

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:
Issuance of Common Stock in merger with Siara Systems	$—	$4,447,297

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description Of Business

        Redback Networks Inc. (the "Company" or "Redback") is a leading provider of solutions for next-generation metro broadband and optical networks. Redback's products, which consist of the Subscriber Management System, SmartEdgeTM , and Network Management product families, combine powerful, purpose-built networking hardware and software.

        Our Subscriber Management System products connect and manage large numbers of subscribers across high-speed access technologies. They bridge the operational gap between access concentrators used to gather together high-speed Internet users at one end of the network and routers at the other end of the network used to connect to the Internet. Our SmartEdge optical networking products simplify the architecture of today's regional voice and data networks, as well as improve their capacity and performance. Our Network Management products allow service providers to manage their networking equipment, as well as rapidly provision new services to customers across networks including both Redback and 3rd party equipment.

        Together, these products are designed to enable carriers and service providers to build and operate next-generation metro broadband and optical networks. When deployed, these solutions deliver superior performance and scalability, reduce operational costs, and expedite the management and deployment of new services within metro networks.

        Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

        Redback reports on a fiscal basis using a thirteen-week quarter with fiscal months, quarters and years ending on Saturday.

2. Basis Of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's 2000 Annual Report on Form 10-K and the unaudited financial statements included in the Company's 2001 first quarter filing on Form 10-Q. Results for interim periods are not necessarily indicative of results for the entire fiscal year.

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

        3. Net Loss Per Share

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000
Net loss	$(460,116)	$(286,660)	$(860,580)	$(371,897)

Basic and diluted:
Weighted-average shares of common stock outstanding	154,076	147,666	154,014	125,699
Less weighted-average shares subject to repurchase	(13,027)	(28,936)	(14,946)	(21,742)

Weighted-average shares used in computing basic and diluted net loss per share	141,049	118,730	139,068	103,957

Basic and diluted net loss per share	$(3.26)	$(2.41)	$(6.19)	$(3.58)

        For the three and six month periods ended June 30, 2001, options to purchase 27,213,075 and 21,246,414 shares of Common Stock at an average exercise price of $15.47 and $23.61 per share, convertible promissory notes convertible into 2,621,500 and 2,621,500 shares of Common Stock and warrants to purchase 358,444 and 358,444 shares of Common Stock at an average exercise price of $1.22 and $1.22 per share, respectively, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

        Also, for both the three and six month periods ended June 30, 2000, options to purchase 19,015,504 and 21,106,175 shares of Common Stock at an average exercise price of $20.97 and $24.76 per share, convertible promissory notes convertible into 2,621,500 and 2,621,500 shares of Common Stock and warrants to purchase 451,400 and 451,400 shares of Common Stock at an average exercise price of $1.30 and $1.30 per share, respectively, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

        On May 25, 2001, the Company signed a definitive agreement to acquire privately held Merlin Systems, Inc. through the issuance of 3.5 million shares of common stock and options to purchase common stock in a transaction valued at approximately $55.3 million. The transaction, which is subject to customary close conditions, is expected to close during the third quarter of 2001 and will be accounted for under the purchase method of accounting. In connection with signing this definitive agreement, Redback and Merlin have terminated a put/call option agreement entered into on November 7, 2000. In addition, the Company provided a bridge loan to Merlin on May 25, 2001 with an 8% interest rate and will assume Merlin's existing debt. As of June 30, 2001, the loan amount was $3.5 million and the existing debt was $3 million. The maximum amount available under the bridge loan is $6.4 million. The loan is secured by all of Merlin's assets, as well as its intellectual property.

        5. Selected Balance Sheet Data

	June 30, 2001	December 31, 2000
	(In thousands)
Inventory
Raw materials and WIP	$19,335	$7,453
Finished goods	26,199	9,754

	$45,534	$17,207

        During the quarter ended March 31, 2001 and the quarter ended June 30, 2001, the Company recorded provisions for inventory in excess of projected demand and related claims and commitments of $24 million and $64.6 million, respectively, which were recorded in cost of sales. These inventory charges were due to a sudden and significant decrease in the forecasted revenue and were calculated based on inventory levels in excess of demand for the specific products. Approximately $36.6 million of this charge is recorded in accrued liabilities for expected losses on inventory purchase commitments and claims.

	June 30, 2001	December 31, 2000
	(In thousands)
Goodwill and other intangibles assets, net
Goodwill	$4,937,490	$4,974,316
Existing technology	24,197	25,842
Workforce	30,357	30,700
Noncompete agreements	10,000	10,000

	5,002,044	5,040,858
Less: Accumulated amortization	(1,543,415)	(949,706)

	$3,458,629	$4,091,152

        The Company is required under generally accepted accounting principles to review its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company has experienced a decline in its stock price and market capitalization during the first half of 2001. In addition, the Company's industry has begun to experience slower growth rates. If such factors continue, the Company may be required to perform an impairment review of its goodwill and other intangible assets, which approximate $3.5 billion at June 2001. This review could result in a significant charge to earnings in the period any impairment is determined.

	June 30, 2001	December 31, 2000
	(In thousands)
Accrued liabilities
Accrued compensation	$10,342	$19,694
Accrued interest payable	6,250	6,250
Restructuring, current	9,007	—
Accrued inventory related commitments and claims	36,600	—
Other	26,051	11,516

	$88,250	$37,460

        6. Investments

        At June 30, 2001 the Company held foreign currency forward contracts, with an aggregate face value of $9.7 million, to mitigate exposure related to the inter-company balance with its Canadian subsidiary. The Company records these contracts at fair value, and the gains and losses on these contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in "Other Income", and have not been material in any of the periods presented.

        In addition, the Company recorded an impairment charge of $10 million for certain of its minority investments during the three months ended June 30, 2001. The impairment was based on the investee companies' business prospects and a prolonged reduction in the values of comparable public companies. The investments now have a carrying value of $3 million.

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

        8. Comprehensive Income (Loss)

        Other comprehensive loss for the six months ended June 30, 2001 consisted of foreign currency translation losses of $1 million and an unrealized loss on investments of $2 million. Other comprehensive income for the three months ended June 30, 2001 consisted of foreign currency translation gains of $10 million and an unrealized loss on investments of $228,000.

        9. Restructuring

        Consolidation of facilities

        For the six months ended June 30, 2001, the Company incurred a $23 million restructuring charge for the estimated costs to terminate or sublease three excess facilities which is included in accrued liabilities and other long-term liabilities. This estimate is based on current comparable rates for leases in the respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate.

        Work force reduction

        In April 2001, the Company announced a plan to reduce its workforce by approximately 150 people, or 12%. The affected employees are entitled to severance and other benefits pursuant to our benefits program. The Company recorded a charge of $3.9 million for these termination benefits in the second quarter of 2001. In addition, the Company recorded non-cash stock compensation expense of $10.8 million during the three months ended June 30, 2001 related to the acceleration of vesting of options held by certain terminated employees which is included in stock compensation expense.

        The company's restructuring related reserves are summarized as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Accrual at June 30, 2001

Workforce reduction	$3,900	$0	$2,937	$963
Excess facilities charges	23,250	0	2,996	20,254

Total	$27,150	$0	$5,933	$21,217

        The restructuring accrual is included on the balance sheet in accrued liabilities and other long-term liabilities. Remaining cash expenditures relating to workforce reductions will be substantially paid in the third quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through June 2012.

        10. Legal Proceedings

        Between July 3, 2001 and July 29, 2001, several securities class action complaints were filed against the Company's lead underwriters for its initial public offering, the Company and two of the Company's former officers and directors in the United States District Court for the Southern District of New York. The complaints allege that the Company's lead underwriters, the Company and the other named defendants violated federal securities laws by making material false and misleading statements in the Company's prospectus incorporated in its registration statement on Form S-1 filed with the SEC in May 1999. The complaints are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company's initial public offering. The complaints are currently in the process of being consolidated into a single action. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously.

        11. Stock Rights Plan

        On June 12, 2001, the Board of Directors approved a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of its Common Stock. The Rights become exercisable, at an initial exercise price of $83.28, if a person or group acquires 15 percent or more, or announces a tender offer for 15 percent or more, of the Common Stock. Each Right entitles its holder to purchase a number of shares of Common Stock having a market value at that time of twice the Right's exercise price. Rights held by the Acquiring Person will become void. If the Company is acquired in a merger or other business combination transaction after a person acquires 15 percent or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The Company may redeem the Rights at $.0001 per Right at any time. The dividend was distributed on July 15, 2001 to shareholders of record on June 27, 2001. The Rights will expire in ten years.

        12. New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 addresses financial accounting and reporting for business combinations and supercedes APB 16, Business Combinations. The provisions of FAS 141 are required to be adopted July 1, 2001. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB 17, Intangible Assets. The Company is required to adopt the provisions of FAS 142 as of January 1, 2002. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

        The Company will adopt FAS 141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001.

        The Company will adopt FAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill as of that date. At June 30, 2001 net goodwill approximated $3.4 billion. Goodwill amortization approximated $310 million and $621 million for the three and six-months ended June 30, 2001, respectively. In addition, as part of the transition provisions the Company will be required to measure goodwill for impairment effective January 1, 2002. Any impairment resulting from the adoption of this pronouncement will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if impairment will be required until completion of this impairment test.

13. Subsequent Events

        Salary for stock option exchange program

        On July 30, 2001 the Company announced a plan to reduce by 10%-25%, the salaries of its executives, and certain other employees who elect to participate, in exchange for stock options issued under terms pursuant to the program. The salary reduction will be effective between August 16, 2001 and March 31, 2002. The number of options issued is determined by dividing the salary reduction amount by an amount equal to two thirds of the market price of the company's stock at the date of the grant. The exercise price of the options will be one third of that market price. Employees leaving the company voluntarily before August 16, 2002 will forfeit the options and will not receive reimbursement of any of the salary reduction. The Company expects to record deferred stock compensation equal to the difference between the exercise price of the options and the fair market value of the Company's stock on the date the options are granted. The deferred stock compensation will be amortized to expense over the vesting period.

        Voluntary stock option replacement program

        On August 8, 2001, the Board of Directors approved a plan to provide for a voluntary exchange of employee stock options. Under the terms of the plan, employees will generally be allowed to cancel existing options issued prior to August 1, 2001 that have an exercise price greater than $6.50 per share. In return, employees will receive new grants of non-qualified stock options with a five-year term. Vesting will commence on August 8, 2001 for the new options and the vesting period will be reset. The new options will have the same type of vesting schedule (i.e. 48 month, 12 month etc.) as the awards being replaced. Options with a current exercise price of $6.50 - $40 per share will be exchanged one for one, options with an exercise price of $40.01 - $80 per share will be exchanged one for five and options with an exercise price greater than $80 per share will be exchanged one for ten. The exercise price for the replacement options will be closing price of the Company's common stock on August 8, 2001 for Section 16 (b) Executive Officers and the lower of the closing price of the Company's common stock on August 8, 2001; or the closing price of the Company's common stock on the date the new options are granted. The exact date of the commencement of the program has yet to be determined. Promptly after the expiration date of the offer, all validly tendered options accepted for replacement will be cancelled and the new options will be granted.

        If all employees elect to participate in the plan, approximately 24 million options held by employees will be replaced with approximately 16 million options. The plan will result in variable accounting treatment for all of the options exchanged, as well as for certain options granted in the six month period following the exchange. Under variable accounting, the Company will record stock compensation expense that will fluctuate based on a number of factors including changes in quoted prices for the Company's common stock and actual vesting, exercises, forfeitures and cancellations.

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

        General

        Redback Networks Inc. (the "Company" or "Redback") is a leading provider of solutions for next-generation metro broadband and optical networks. Redback's products, which consist of the Subscriber Management System, SmartEdgeTM , and Network Management product families, combine powerful, purpose-built networking hardware and software. Our Subscriber Management System products connect and manage large numbers of subscribers across high-speed access technologies. They bridge the operational gap between access concentrators used to gather together high-speed Internet users at one end of the network and routers at the other end of the network used to connect to the Internet. Our SmartEdge optical networking products simplify the architecture of today's regional voice and data networks, as well as improve their capacity and performance. Our Network Management products allow service providers to manage their networking equipment, as well as rapidly provision new services to customers across networks including both Redback and 3rd party equipment.

        Together, these products are designed to enable carriers and service providers to build and operate next-generation metro broadband and optical networks. When deployed, these solutions deliver superior performance and scalability, reduce operational costs, and expedite the management and deployment of new services within metro networks.

        We sell our products through a direct sales force, resellers and distribution partners. Through June 30, 2001, substantially all of our revenues have been derived from sales to providers of digital subscriber line services. Our products are used by many of the largest carriers and service providers worldwide. We anticipate that a small number of customers will continue to account for a majority of our revenues.

Results Of Operations

        Net Revenues

        Our net revenues increased 22% to $59.4 million for the three months ended June 30, 2001 from $48.7 million over the same three months in the prior year. Net revenues for the six months ended June 30, 2001 increased 81% to $150.4 million from $82.9 million for the same six months in the prior year. The increase in net revenues in 2001 was primarily a result of increased unit sales of the existing SMS product family, which includes the SMS 10000, SMS 1800, and SMS 500, as well as sales for our SmartEdge 800. The increase in sales was attributable to increased worldwide marketplace acceptance of our products and resulting deployment of our products by our carrier and service provider customers.

        While revenues have increased from the same quarter in the prior year, revenues have declined sequentially over the past few quarters, from $115 million for the quarter ended December 31, 2000 and $91 million for the quarter ended March 31, 2001. The Company expects revenue to stabilize for the remaining quarters of this fiscal year. However, there can be no assurance that we will be able to reach these revenue levels in future periods. If we are unable to obtain these levels of revenues in future quarters, our net losses will increase.

        Cost of Revenues; Gross Margin

        Our cost of revenues increased to $107 million for the three months ended June 30, 2001 from $15 million for the same period in the prior year. Cost of revenue for the six months ended June 30, 2001 increased to $184 million from $23 million for the same period in the prior year. The increase is a result of increased sales of the SMS and SmartEdge product lines. In addition, we recorded charges for excess inventories and purchase commitments and claims totaling approximately $24 million in the first quarter of 2001 and $65 million in the second quarter of 2001.

        Gross margin, expressed as a percentage of net revenue, was a negative 79% for the three months ended June 30, 2001 compared to 70% for the same period in the prior year. Gross margin for the six months ended June 30, 2001 was a negative 23% compared to 72% for the same period in the prior year. The charges for excess inventories and related claims and commitments negatively impacted gross margin for the three and six months ended June 30, 2001. The remaining decrease can be attributed to a shift in product mix from the higher margin, SMS products, to the lower margin, SmartEdge product. In addition, margins were affected by lower selling prices on higher volume customer purchases and competition for market share in international markets. The Company's gross margin will fluctuate in the future based on several factors, which include our ability to:

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

        Operating Expenses

        Research and Development. Our research and development expenditures increased in the three and six months ended June 30, 2001 to $28 million from $24 million, and to $58 million from $36 million for the same periods in the prior year. This increased investment was primarily attributable to the development of the SmartEdge product family and an overall increase in development personnel focusing on new products and existing product enhancements in part due to the merger of Siara Systems in March 2000 and acquisition of Abatis Systems in September 2000. To date, we have expensed research and development expenses as incurred. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, our research and development expenses are expected to increase in future periods.         Selling, General and Administrative. Our selling, general and administrative expenditures increased in the three and six months ended June 30, 2001 to $27 million from $17 million, and to $58 million from $30 million for the same periods in the prior year. This increase was mainly due to the hiring of additional sales and administrative personnel in part due to the merger of Siara Systems in March 2000 and the acquisition of Abatis Systems in September 2000. Additional marketing expenses were also incurred to promote our new and existing products. We anticipate that selling, general, and administrative expenses will continue to increase in future periods.

  Restructuring

        Consolidation of facilities

        For the six months ended June 30, 2001, the Company incurred a $23 million restructuring charge for the estimated costs to terminate or sublease three excess facilities which is included in accrued liabilities and other long-term liabilities. This estimate is based on current comparable rates for leases in the respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate.

        Work force reduction

        In April 2001 the Company reduced its workforce by approximately 150 people, or 12%. The affected employees are entitled to severance and other benefits pursuant to our benefits program. The Company recorded a charge of $3.9 million for these termination benefits in the second quarter of 2001. In addition, the Company recorded non-cash stock compensation expense of $10.8 million during the three months ended June 30, 2001 related to the acceleration of vesting of options held by certain terminated employees which is included in stock compensation expense.

        The company's restructuring related reserves are summarized as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Accrual at June 30, 2001
Workforce reduction	$3,900	$0	$2,937	$963
Consolidation of excess facilities and other charges	23,250	0	2,996	20,254

Total	$27,150	$0	$5,933	$21,217

        The restructuring accrual is included on the balance sheet in accrued liabilities and other long-term liabilities. Remaining cash expenditures relating to workforce reductions will be substantially paid in the third quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through June 2012.

        Amortization of Intangible Assets. Amortization of intangible assets increased in the three and six months ended June 30, 2001 to $314 million from $280 million, and to $629 million from $350 million for the same periods in the prior year due to amortization of goodwill and other intangible assets related to the merger with Siara Systems in March 2000 and the acquisition of Abatis in September 2000.

        In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets. Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interests method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. We expect to adopt FAS 141 and FAS 142 effective January 1, 2002 although certain provisions will be applied to any acquisitions we close subsequent to June 30, 2001. We expect to stop amortizing goodwill effective January 1, 2002 but will continue to amortize other intangible assets. We may berequired to reclassify certain other intangible assets to goodwill upon adoption. At June 30, 2001 goodwill, net, approximated $3.4 billion and other intangible assets approximated $40 million. Goodwill amortization approximated $310 million and $621 million for the three and six months ended June 30, 2001, respectively.

          Stock Compensation Expense. Our stock compensation expense increased in the three and six months ended June 30, 2001 to $29 million from $514,000, and to $47 million from $1 million for the same periods in the prior year. The increase in stock compensation can be attributed to the assumption of stock option grants in connection with acquisition activity, stock option grants made below fair market value to certain key employees, and additional compensation recorded in the second quarter of fiscal 2001 for the accelerations of stock option vesting for certain terminated employees.

        Interest and Other Income, net. Net interest and other income decreased to a $5 million net expense for the three months ended June 30, 2001 from a $7 million net income for the same period in the prior year due primarily to the interest earned on smaller invested cash and investment balances coupled with overall lower interest rates. Interest and other income decreased to $5 million for the six months ended June 30, 2001 from $9 million for the same period in the prior year. This was caused by higher average invested cash balance in the prior year period principally from proceeds of the $500 million convertible debt offering in March 2000.

        The Company recorded an impairment charge of $10 million for certain of its minority investments during the three months ended June 30, 2001. The impairment was based on the investee companies' business prospects and a prolonged reduction in the values of reasonably comparable public companies. The investments now have a carrying value of $3 million.

        Interest Expense. Interest expense decreased in the three months ended June 30, 2001 to $7 million from $8 million for the same period in the prior year. Interest expense increased in the six months ended June 30, 2001 to $14 million from $8 million for the same period in the prior year due primarily to interest expense arising from our $500 million offering of convertible subordinated notes in March 2000.

        Provision for Income Taxes. No provisions for income taxes have been recorded, as the Company has incurred net losses since inception.

    LIQUIDITY AND CAPITAL RESOURCES

        Our principal source of liquidity as of June 30, 2001 consisted of approximately $314 million in cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through both private and public sales of debt and equity securities, bank borrowings and equipment lease financing.

        During the six months ended June 30, 2001, we used approximately $75 million in operating activities, as compared to the same period in the prior year where we used $4 million in operating activities. In the six months ended June 30, 2001, cash was used to fund increased inventory, partially offset by increased collection in accounts receivable, an increase in accounts payable and an increase in accrued liabilities. Our net accounts receivable balance decreased from $96 million at December 31, 2000 to $49 million at June 30, 2001, with our "Days Sales Outstanding" (DSO's) decreasing from 75 days to 74 days.

        Investments in property and equipment increased to $48 million in the six months ended June 30, 2001 from $19 million in the same period in 2000. This increase consisted primarily of purchases relating to machinery and equipment related to our research and development organization, software and other related implementation costs associated with our new internal business systems applications, and our new facilities. We expect our capital expenditures to remain a significant use of cash. The timing and amount of future capital expenditures will depend primarily on our future growth.

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

    We have a history of losses and expect to incur future losses

        We incurred net losses of approximately $460 million for the three months ending June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $1.9 billion. We have incurred significant net losses in the past and expect to continue to incur significant net losses in the future.

        To date, we have funded our operations from both private and public sales of equity securities and notes, from bank borrowings and by means of equipment lease financing. We expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability. Growth rates in our revenue have greatly fluctuated in the last six months and we can not predict future growth rates in our revenues. Further, we cannot be certain that we can attain profitability on a quarterly or annual basis in the future.

    A decline in the demand for broadband access services would seriously harm our sales and operating results

        Sales of our products depend on the increased use and widespread adoption of broadband access services, and the ability of our customers to market and sell broadband access services. Our sales over the last two quarters have been adversely effected by a slow down in capital spending by broadband access service providers. In the future, our sales and operating results would be materially adversely affected by reduced or delayed demand for our products if the use of broadband access services does not increase or if our customers' broadband access services are not well-received by the marketplace. Critical issues concerning use of broadband access services are unresolved and will likely affect use of broadband access services. These issues include:

  security;
  reliability;
  bandwidth;
  congestion;
  cost;
  ease of access; and
  quality of service.

        Even if these issues are resolved, the market for products that provide broadband access to the Internet and to corporate networks could still fail to develop, or develop at a slower pace than anticipated. Although sales to the broadband service provider market have grown historically, this market is characterized by large and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that broadband service providers are affected by regulatory, business and economic conditions and climate. Additionally, the general downturn in the domestic and international economic growth has negatively affected and will continue to negatively affected the growth of the broadband access market and sales to broadband service providers as customers of ours and potential customers reduce network spending and otherwise curtail expansion opportunities.         Our quarterly operating results have and are expected to continue to fluctuate significantly, which could cause our stock price to be volatile or decline

        The concerns we discuss under "Risk Factors" are likely to cause quarterly fluctuations in revenues and operating results. Additionally, our quarterly operating results are likely to be affected by other factors. These factors include the timing of significant sales to large customers, our ability to control expenses and the timing differences between when we incur expenses and when we realize benefits, if any, from such expenditures. A high percentage of our expenses, including those related to engineering, sales and marketing, research and development, and general administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results are likely to be materially adversely affected. In the future, we may increase our operating expenses to expand our engineering and sales and marketing operations, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development and build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, our business, results of operations and financial condition could be materially adversely affected.

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

    Our lengthy and variable sales cycle makes it difficult for us to predict if or when a sale will be made

        The timing of our revenue is difficult to predict because of the length and variability of the sales cycle for our products. Customers often view the purchase of our products as a significant and strategic decision. We believe our financial results and prospects will be impacted by the current economic downturn in the United States as customers and potential customers globally assess its effect on their business, which can result in a deferral or cancellation of purchasing decisions for products such as ours. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management efforts. In addition, product purchases are frequently subject to unplanned administrative processing and other delays. This is particularly true for larger customers for whom our products represent a very small percentage of their overall purchasing activity. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. A very large percentage of our customers' sales decisions are not made until the final weeks, or days, of the calendar quarter which leads to even greater uncertainty for us in predicting the timing and amount of our revenues. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

    Our sales would suffer if one or more of our key customers substantially reduced its orders for our products

        In each of the periods presented, we have had at least one customer that accounted for 10% or more of our total revenue in the quarter. In the six months ended June 30, 2001, Qwest Communications and Verizon Communications accounted for 27% and 14% of our total revenue, respectively. For the twelve months ended December 31, 2000, sales to Qwest Communications and Genuity accounted for 15% and 10% of our total revenue, respectively. We anticipate that a small number of customers will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. As we have experienced in the last two quarters our customers alter their purchasing habits, encounter a shortage of capital or reevaluate their need for our products or purchase competing products, or if we fail to receive a large order in any period, our business, results of operations and financial condition would be materially adversely affected due to shortfall in revenues. Because we sell primarily to major corporate customers, our business also depends on general economic and business conditions that are likely to affect these customers.

    Our operating results suffer due to risks associated with mergers and acquisitions generally

        We expect to explore strategic acquisition and expansion opportunities. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the tangible net assets of the acquired businesses. As a result, we would be required to record material goodwill and other intangible assets that would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Further, we must successfully combine the acquired businesses. We may not be able to integrate the technologies and operations quickly and smoothly. In the event that our integration does not go smoothly, serious harm to our business, financial condition and business prospects may result. Integrating acquired businesses entails significant diversion of management's time and attention. The integration of technology, products and services may require the partial or wholesale conversion or redesign of some or all of our technologies, products and services or those of the acquired business. In addition, we may be required to spend additional time or money on integration that would otherwise have been spent on developing our business and services or other matters.         On May 24, 2001 Redback announced that it had signed an agreement to acquire all of the assets and liabilities of Merlin Systems, Inc. in return for 3.5 million shares of Redback common stock, a bridge loan, and the assumption of certain liabilities. This acquisition is not yet closed. The closing of the acquisition and integration of Merlin and its employees into the Company remain a risk.

        We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We have experienced a decline in our stock price and market capitalization during the first half of 2001. In addition, our industry has begun to experience slower growth rates. If such factors continue, we are required to perform an impairment review of our goodwill and other intangible assets, which approximate $3.5 billion at June 30, 2001. This review could result in a significant charge to earnings in the period any impairment is determined.

    We are a party to a securities class action litigation and remain at risk for additional litigation

        Between July 3, 2001 and July 29, 2001, several securities class action complaints were filed against the Company and two of the Company's former officers and directors in the United States District Court for the Southern District of New York. The complaints allege that the Company's lead underwriters, the Company and the other named defendants violated federal securities laws by making material false and misleading statements in the Company's prospectus incorporated in its registration statement on Form S-1 filed with the SEC in May 1999. The complaints are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company's initial public offering. The complaints are currently in the process of being consolidated into a single action. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously.

        In the past, securities class action litigation has often been brought against companies, in particular following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm its business.

    Our gross margin may continue decline

        Our gross margin may continue to decline in the future due to several factors. These factors include a shift in emphasis from sales of higher margin, lower volume products to sales of lower margin, higher volume products and our ability to control the mix of sales between these products. Additionally, our ability to maintain current price levels will be affected by competition for market share in international markets and lower selling prices on higher volume customer purchases. Gross margin will also likely fluctuate depending on our ability to introduce new products, competitive product enhancements and upgrades and our ability to control inventory costs. If we do not introduce new products with a higher margin, and are required to sell current products at a higher discount to remain competitive, our gross margin will decline.

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

    There are a limited number of potential customers for our products

        The products that we have developed or may develop and introduce in the future are marketed primarily to large customers. There are only a limited number of large existing and potential customers and this number has decreased and may decrease in the future. Our inability to develop and maintain relationships with these large customers could materially adversely affect our operating results and financial condition.

    If our products do not anticipate and meet specific customer requirements and demands, our sales and operating results would be adversely affected

        Many of our customers require product features and capabilities that our products may not have. The requirement that we add features to our products in order to achieve a sale may result in a longer sales cycle, increased research and development expenses and reduced margins on our products. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. There can be no assurance that we will be able to provide a product that will satisfy customer demands, or that the standards we chose to develop will position our products to compete with others on the market. Our failure to develop products or offer services that satisfy customer requirements would materially adversely affect our sales, operating results, financial condition and business prospects because customers will not place orders with us.

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

    Any failure to remain competitive in our industry would impair our operating results and business prospects by reducing our ability to attract customers

        We may be unable to compete successfully with current or future competitors. Currently, competition in our market is intense. The broadband access markets we are targeting are new and rapidly evolving and we expect these markets to be highly competitive in the future. In addition, we expect new competitors to emerge in the broadband access market as that market evolves due to technological innovation and regulatory changes. We face actual and potential competition from public and private companies providing various kinds of equipment that allows our customers to provide networking services to their customers. For instance, Cisco, the leading provider of routers, also offers products that compete directly with our products, and provides a comprehensive range of other access systems. In addition, new "start-up" companies continue to announce their plans to develop "next generation" products that would compete directly with our products.

        We expect companies that offer access concentrators, which are devices used to gather together high-speed Internet users, and routers to incorporate some subscriber management functionality into their products. These companies include Cisco, Nortel Networks and Lucent Technologies. In addition, there are several other companies that provide subscriber management features in access concentrators or routing platforms.         Many of our principal competitors in the optical networking market, including Alcatel, Cisco, Fujitsu, Lucent Technologies, Nortel Networks, Siemens through its Unisphere division and some companies that may compete with us in the future, are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. Any of these acquisitions could give the acquiring competitor a strategic advantage that may disrupt our marketing and sales efforts.

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

        We currently purchase several key components used in our products from single or limited sources of supply. These manufacturers include Agere, APW Electronic Solutions, Intel , PMC Sierra and OCP. In addition, we rely on Jabil Circuits and Sanmina for contract manufacturing services and component procurements. IBM is the foundry for a number of our application specific integrated circuits or ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our manufacturers may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive.     Interruptions in delivery of power could disrupt normal business operations and adversely affect our delivery schedules

        Our corporate headquarters, a portion of our research and development activities, other business operations and a certain number of our suppliers and manufacturers are located in California. California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations and the operations of our suppliers, manufacturers and customers. Any significant or extended power outages could disrupt our business operations. Unexpected power disruptions could result in loss of data and interruption of development efforts. Extended power outages would adversely affect our ability to meet scheduled product deliveries to our customers and could materially adversely affect our sales and operating results.

        Additionally, and as a result of the continuing shortage of power in California, our costs of power in California may rise significantly, which may increase our operating expenses and those of our customers.

    If we fail to match production with product demand, we may need to incur additional costs

        We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, or if any components become obsolete between order and delivery time, we may have excess or inadequate inventory of materials and components. Excess inventory could materially adversely affect our operating results due to increased storage or obsolescence costs. In Q2, 2001, the Company recorded inventory write-downs that totaled $65 million for inventory and related claims and commitments in excess of projected demand.

        In order to meet our inventory needs in the future, we may also incur expedite fees charged by our suppliers, which could materially adversely affect our product margins.

    If we fail to attract or retain employees or properly manage our growth, we may not be able to timely develop, sell or support our products

        We have expanded our operations rapidly since our inception. The number of our employees increased from inception in August, 1996 to approximately 1,000 on June 30, 2001.

        Our future performance depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Our ability to continue to attract and retain highly skilled personnel is a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. Employees who have been with the Company prior to the IPO are most likely to leave for new challenges and opportunities. The loss of the services of key personnel or the inability to continue to attract, assimilate or retain qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

    If we fail to attract a qualified CEO, our operations may be materially affected

        On May 22, 2001, the Company announced the resignation of Vivek Ragavan, at which time Pierre Lamond, the Chairman, expanded his role to oversee an executive committee of Redback senior officers. The Company is actively seeking a new Chief Executive Officer (CEO). If the Company cannot recruit and retain a qualified CEO, the Company's operations would be materially affected.

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

        We may need to bring actions against other companies if they engage in unfair hiring practices.

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

    Our expansion to international markets will involve new risks

        For the six months ended June 30, 2001 we derived 30% of our revenues from sales to customers outside the United States. For the years ended December 31, 1998, 1999 and 2000, we derived approximately 15%, 7%, and 29%, respectively, of our revenues from sales to customers outside the United States. Our ability to achieve future success will depend in part on the expansion of our international sales and operations. Our international presence exposes us to typical foreign market risks not faced by wholly-domestic companies, including, among others, foreign currency fluctuations, language and cultural barriers, unexpected regulatory requirements and protectionist laws, and political, legal and economic instability in foreign markets. Specifically, we have identified the following risks:

  expenses associated with customizing products for foreign countries;
  dependence on local vendors;
  longer sales cycles;
  longer accounts receivable cycles;
  difficulties in managing operations across disparate geographic areas;
  and reduced or limited protection of our intellectual property rights in some countries.

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
  increasing our cost to obtain additional financing;

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

    We may be unable to repurchase ourconvertible notes which could seriously harm our financial condition

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

    Provisions of our charter documents may have anti-takeover effects that could prevent a change in our control

        We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of its outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. In June, 2001, the board of directors adopted a shareholder rights plan which grants significant rights to common shareholders under certain conditions if the Company is acquired. This plan is described in this 10-Q and the Company's 8-K filing on June 15, 2001. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.

     Item 3. Qualitative and Quantitative Disclosures about Market Risk

        As of June 30, 2001, we maintained cash and cash equivalents and short-term investments of $314 million. We also have long-term debt and capital leases with fixed interest rates totaling $505 million. If interest rates were to decrease by 10%, our annual net loss could increase by approximately $2 million, as our short-term investments would yield less interest income when the amounts were reinvested at maturity at the lower interest rates.

        We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

        In the first half of 2001 we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies, such that market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged.

        At June 30, 2001 the Company held foreign currency forward contracts, with an aggregate face value of $9.7 million, to mitigate exposure related to the inter-company balance with its Canadian subsidiary. The Company records these contracts at fair value, and the gains and losses on these contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in "Other Income", and have not been material in any of the periods presented.

        At June 30, 2001 and December 31, 2000, our primary net foreign currency market exposures were in Canadian Dollars, Euros and British pounds. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

        A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our hedging contracts and underlying balances being hedged at June 30, 2001 indicated that these market movements would not have a material effect on our business, operating results, or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges. Foreign currency rate fluctuations can impact the US dollar translation of our foreign operations in our consolidated financial statements. In 2000 and 1999, these fluctuations have not been material to our operating results. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates, and, to a lesser extent, commodity prices could cause significant changes in our operating costs.

        Impairment of investments in non-publicly traded companies is assessed quarterly based upon the investee company's business prospects, financial condition, subsequent private financings, liquidity and comparable public company market values. If we determine an impairment is necessary, the cost basis of the investment will be written down and the amount of the write down will be reflected as a charge to earnings in accordance with generally accepted accounting principles. In addition, the Company recorded an impairment charge of $10 million for certain of its minority investments during the three months ended June 30, 2001. The impairment was based on the investee companies' business prospects and a prolonged reduction in the values of reasonably comparable public companies. The investments now have a carrying value of $3 million.

PART II. OTHER INFORMATION

PART II. OTHER INFORMATION

REDBACK NETWORKS INC.

         Item 1. Legal Proceedings

        Between July 3, 2001 and July 29, 2001, several securities class action complaints were filed against the company's lead underwriters for its initial public offerings, the Company and two of the Company's former officers and directors in the United States District Court for the Southern District of New York. The complaints allege that the Company's lead underwriters, the Company and the other named defendants violated federal securities laws by making material false and misleading statements in the Company's prospectus incorporated in its registration statement on Form S-1 filed with the SEC in May 1999. The complaints are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company's initial public offering. The complaints are currently in the process of being consolidated into a single action. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously.

        In addition, we may in the future be party to litigation arising in the course of our business, including claims against third parties or claims that we allegedly infringe third-party trademarks and other intellectual property rights. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

         Item 2. Changes in Securities and Use of Proceeds.

            None

         Item 3. Defaults upon Senior Securities.

            None

         Item 4. Submission of Matters to a Vote of Security Holders.

            None

         Item 5. Other Information.

            None

         Item 6. Exhibits and Reports on Form 8-K.

            (a) Exhibits.

Exhibit Number	Description

4.1	Amended and Restated First Supplemental Indenture of 5% Convertible Subordinated Notes on May 8, 2001.

10.1	Indemnification Agreement

             (b) Reports on Form 8-K

        A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on April 2, 2001 to announce that it expects lower first quarter 2001 results and to announce its restructuring plan.

        A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on April 2, 2001 to announce its unaudited pro forma combined financial data.

        A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on April 13, 2001 to announce its First Quarter 2001 Operating Results.

        A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on May 22, 2001 to announce the resignation of its Chief Executive Officer.

        A current report on Form 8-K was filed with the Securities and Exchange Commission on May 29, 2001 to announce a definitive agreement to acquire of Merlin Systems, Inc.

        A current report on Form 8-K was filed with the Securities and Exchange Commission on June 15, 2001 to announce its adoption of a shareholder rights plan.

        A current report on Form 8-K was filed with the Securities and Exchange Commission on June 28, 2001 to announce that it expects lower second quarter 2001 results.

        REDBACK NETWORKS INC.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDBACK NETWORKS INC.

Date: August 14, 2001	By: /s/ Dennis P. Wolf
Dennis P. Wolf
Senior Vice President of Finance and
Administration, Chief Financial Officer and
Corporate Secretary (Duly Authorized Officer
and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Amended and Restated First Supplemental Indenture of 5% Convertible Subordinated Notes on May 8, 2001.

10.1	Indemnification Agreement