Form 10-K
period 2001-12-31
REDBACK NETWORKS INC
filed 2002-03-27
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to .

Commission file number 000-25853

REDBACK NETWORKS INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0438443
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

300 Holger Way San Jose, CA	95134 (Zip Code)
http://www.redback.com (Address of principal executive offices)

(408) 750-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock with a par value of $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on March 12, 2002) was approximately $570 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2002, 157,971,127 shares of common stock were outstanding, including 80,585 shares issuable upon exchange for our subsidiary’s exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement filed in connection with its annual meeting of stockholders to be held on May 8, 2002 are incorporated by reference into Part III of this Form 10-K where indicated.

REDBACK NETWORKS INC.

FORM 10-K
December 31, 2001

PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please see the beginning of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of these forward-looking statements and cautionary language, and please see the section of this Annual Report entitled “Risk Factors” for a description of the risks that may cause our actual results to vary from the forward-looking statements.

Item 1.    Business

Overview

Redback Networks Inc. was incorporated in Delaware in 1996. Redback is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. Our product lines, which consist of the Subscriber Management System (“SMS”™) and the SmartEdge™ product families, combine networking hardware and software. These product families are designed to enable our customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Our SMS products connect and manage large numbers of subscribers across major high-speed access technologies. SMS products bridge the operational gap between the devices used to gather high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers).

Our SmartEdge™ Router and Optical networking products simplify the architecture of today’s regional voice and data networks, as well as improve their capacity and performance. Our SmartEdge 800 Optical platform allows broadband service providers to create high capacity, flexible regional fiber optic networks. Our SmartEdge 800 Router platform allows broadband service providers to connect thousands of business users quickly and cost-effectively through traditional interfaces (DS-1, DS-3, OC-3, OC-12 and OC-48) as well as interfaces such as fast Ethernet and gigabit Ethernet. Its modular and scalable IP software, purpose built for aggregation, enables the platform to provide users with high reliability, scalability and great performance. We announced our SmartEdge 800 Optical product during the second quarter of 2000 and began shipments in the third quarter of 2000. We announced our SmartEdge 800 Router product during the third quarter of 2001 and began shipments in the fourth quarter of 2001.

The combination of our SMS and SmartEdge platforms form an architecture for delivering a User Intelligent Network™ creating a robust environment for inserting and managing differentiated IP Services on a user-by-user basis.

Our products are currently being used by many of the largest carriers and service providers worldwide, including: Verizon, Belgacom, Bell Canada, France Telecom, Bell South, Genuity, Korea Telecom, E-Access, Qwest Communications, SBC, the UUNET subsidiary of WorldCom, CHT, Sprint, Williams and Telia.

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

Broadband Internet Access Options

Broadband service providers have been responding to this demand for high-speed access by providing broadband connections that are “always on”, as compared with using traditional dial-up modes. Below is a brief description of the major broadband access technologies:

Digital Subscriber Line.    The market for digital subscriber line services has been expanding rapidly in most regions around the world. Using the extensive network that has been laid out for voice-based telephone calls, DSL operates over most types of standard copper telephone wires. Various implementations of DSL have been developed and deployed, resulting in consumer-oriented and business-oriented access services that offer different speeds, availability guarantees and other features. DSL can also serve as an affordable replacement for dedicated data lines used to deliver high-speed data services to small and medium businesses.

Interactive Cable.    High-speed data communication across existing cable television networks has been made possible by the combination of two-way cable technology, cable modems installed in the home, and network equipment installed at major cable concentration points to terminate end user traffic.

Wireless.    As an alternative to access technologies using physical wires or cables, carriers and service providers are also using wireless technologies to provide broadband access. Many of these providers are in the early stages of using their licenses to deploy broadband wireless access services.

Obstacles to Deploying Broadband Access

Deployment of broadband access and related services poses several major challenges associated with building and expanding networks to accommodate large numbers of new high-speed users. In the past, carriers and service providers did not have equipment available that would enable them to rapidly create and manage large broadband networks, especially when DSL was the technology of choice. If a carrier or provider wanted to build a large broadband network, it would have to manage thousands of users’ ongoing connections and to route users’ data to and from the Internet. While service providers have been using traditional data networking equipment to perform this function (i.e. routers), they were only designed to address part of this task and were limited to managing several hundred end users, significantly less than the tens of thousands of potential users associated with a widely deployed service.

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

Strategy

Our objective is to be the leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks, and to deliver advanced IP services that generate incremental revenue streams from their networks. Key elements of our strategy include the following:

Extend Leadership throughout Broadband Service Provider Markets.    We plan to extend our market leadership position by continuing to invest in sales and marketing efforts that will allow us to further penetrate existing accounts with existing and new products, to develop early customer relationships and to win new service provider accounts for all types of broadband access.

Continue Entry into Regional Network Market.    We plan to leverage our customer relationships and technology to sell our SmartEdge systems into broadband service providers’ operating regional networks. The traditional regional network market, where standard voice technology connections are used to send data, is already large, and continues to grow. We will continue to show participants in this market how the SmartEdge family of products, which uses next generation technology, can save them operating expenses and provide a platform that is ready for a future migration to IP-based services.

Expand Global Distribution and Strengthen Relationships with Distribution Partners.    We currently pursue a direct and indirect sales strategy to penetrate broadband service provider organizations in North America, focusing primarily on large carriers and major service providers. We also target smaller carriers and service providers through resellers that participate in our PowerPartners program who sell our products to their customers. We offer participating resellers discounts, technical training materials, access to an exclusive web site and exclusive marketing and sales materials. We do not have formal partnership agreements with all resellers who participate in our PowerPartners program.

We are expanding our presence globally by:

•	Increasing the scope and size of our international sales force in Europe and Asia-Pacific.

•	Establishing relationships with integrators such as IBM and Sumitomo, to deliver a fully integrated solution for our customers.

•
Establishing an Alliance Program with Visionael Corporation, Orchestream Limited, Sheer Networks, Micromuse, Concord Communications, Quallaby, Narus and XACCT Technologies which adds network and service management solutions covering:

•	Network Planning and Engineering

•	Service Provisioning and Activation

•	Alarm and Fault Management

•	Performance Management and Service Level Agreements (SLAs), and

•	Billing and Mediation.

These companies enable us to expand our global sales presence through the sale of integrated products to mutual customers. Our arrangements with these companies are generally not covered by formal partnership agreements, and do not generally contain any restrictions from selling with competitors.

Leverage Leading Software Capabilities.    We believe our operating system differentiates our solution and gives us a competitive advantage in the marketplace. We intend to continue to enhance our wholesale, security, bandwidth management, subscriber accounting and billing, and network management capabilities. We expect our current and future products will share a common software foundation and offer a consistent operational model.

Leverage Proprietary Computer Circuit Designs.    We believe our SmartEdge products’ hardware design, including proprietary computer circuits, commonly known as application specific integrated circuits or ASICs, gives us a competitive advantage in the marketplace. These ASICs are complex and incorporate the functions previously performed by multiple pieces of equipment. We intend to continue to enhance our ASIC designs and use them throughout our SmartEdge product line, as well as migrate them to our SMS product line.

Enable New Consumer and Business Services.    We believe our products provide a flexible solution for the creation and delivery of new value-added services. We will continue to work directly with our customers and partners to develop features and functionality that further enhance the ability of service providers to deliver new broadband-based services. We believe this approach will increase the value we offer in both new and existing installations, as well as contribute to the continued business success of our customers. Examples of these new services include “gold” or “platinum” high-availability services, highly secure networks and services optimized for telecommuters.

Deliver Broad Product Families.    We have expanded our SMS and SmartEdge product families to address the different capacity and functionality requirements of different market segments. Our SMS 1800 and SMS 10000 are targeted at carriers, cable operators and large service providers. Our SMS 500 is targeted at service provider facilities with fewer subscribers than those using the SMS 1800. Our SmartEdge 800 Router and Optical products are targeted at large regional networks.

Sales and Marketing

We sell our products through a direct sales force, resellers, and distribution partners. Through December 31, 2001, most of our revenues have been derived from sales to providers of DSL services and Optical networks. A small portion has been derived from sales to providers of IP aggregation services.

As of December 31, 2001, our direct sales force consisted of approximately 176 persons located in various cities throughout North America, Europe, Asia-Pacific and Latin America. For the years ended December 31, 1999, 2000 and 2001, we derived approximately 7%, 29% and 37% of net revenues from international sales, respectively. We currently have regional sales and support headquarters in North America, Europe and Asia. (See Note 11 to our consolidated financial statements for additional revenue information and “Risk Factors” for a description of risks attendant to our foreign operations.)

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

During 2001, Qwest Communications and Verizon accounted for 18% and 15% of our revenue, respectively. During 2000, Qwest Communications and Genuity accounted for 15% and 10% of our revenue, respectively. In 1999, Bell Atlantic and SBC accounted for 24% and 11% of our revenue, respectively.

The Redback Solution

Redback provides solutions that make it possible for broadband service providers to connect and manage large numbers of subscribers using high-speed access technologies. Our product families enable our customers to create end-to-end regional and national networks that support major broadband access technologies as well as new services that these high-speed connections support. Additionally, we provide solutions that ease the capacity and flexibility issues associated with broadband service providers’ regional networks.

Our SMS product family is designed to allow broadband service providers to connect tens of thousands of end users quickly and cost-effectively, as well as manage user accounts and service profiles. Broadband service providers are able to deliver different kinds of high-speed access and a variety of service offerings with a single operational structure by using our products.

Our SmartEdge 800 Optical platform is designed to allow broadband service providers to create high capacity, flexible regional fiber optic networks. Telecommunications providers use the SmartEdge platform to upgrade their regional voice and data networks to support the extra traffic generated by the growing availability of broadband Internet access. Additionally, regional networks based on our SmartEdge products will be less complex and more flexible in design, enabling telecommunications providers to deliver high-speed data services more rapidly.

Our SmartEdge 800 Router platform allows broadband service providers to connect thousands of business users quickly and cost-effectively through traditional interfaces (DS-1, DS-3, OC-3, OC-12 and OC-48) as well as interfaces such as fast Ethernet and gigabit Ethernet. Its modular and scalable IP software, purpose built for aggregation, enables the platform to provide users with high reliability, scalability and performance.

Benefits of the Redback Solution:

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

Supports Major Access Technologies.    Our products support major access technologies, including:

—	Broadband: DSL, wireless and cable.

—
Metro Optical:    Traditional and emerging optical transport methods for transmitting information over optical fiber. Equally important, these products enable our customers to operate multiple broadband technologies simultaneously, reducing operational expenses and improving their ability to respond to their customers.

—
IP Aggregation:    Traditional and emerging methods for transmitting information over an IP based network. This product enables our customers to provide their users with a high performance, highly reliable and scalable IP platform. Equally important, this platform enables service providers the opportunity to insert value added data services based on IP technology.

Facilitates Rapid and Expandable Deployment.    Our products allow broadband service providers to quickly deploy high-speed access so that revenue-generating services can be offered to their customers while using existing access, accounting and management control systems.

Provides a Platform for the Delivery of Value-Added Services.    Our products enable broadband service providers to create and market new service offerings that extend to their customers additional capabilities such as increased security, outsourced operation of major software programs, and enhanced network-based content such as video.

Products and Technology

Description of the SMS Product Family

Our Subscriber Management System, or SMS™, products connect and manage large numbers of end users across major high-speed access technologies, including DSL, cable and wireless. SMS products fill the operational gap between the devices used to gather together high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). Whether used by telecommunications carriers or by service providers, the SMS product family accepts a large volume of data traffic originating from networks based on high-speed technologies. The SMS product family dynamically applies user information to and manages each user’s data stream, performing procedures to ensure the traffic is ready to be sent to the Internet by the routing equipment at the provider’s facility. Thus, the service providers are relieved of additional computations that can cause congestion on high-volume networks.

We currently offer the following SMS products:

•
SMS 10000.    Our largest subscriber management system, each SMS 10000 can support up to 100,000 active and 500,000 configured subscribers. The SMS 10000 was designed for high levels of reliability, and major system components can be configured with standby components for fail-safe operation. The SMS 10000 also features a very high capacity in the number of physical connections than can be configured and in the speed of those connections. The chassis itself consists of 24 modular interface slots which enables the platform to provide a cost effective 16,000, 32,000 or combinations up to 100,0000 active subscribers. Besides supporting the technologies and speeds mentioned above, the SMS 10000 also supports the faster data connection technologies and speeds commonly known as OC-12, asynchronous transfer mode, or ATM, and Gigabit Ethernet.

•
SMS 1800.    The SMS 1800 is Redback’s most widely installed subscriber management system. Because each unit can support up to 8,000 active and 48,000 configured subscribers, this platform is targeted at major Internet service providers, incumbent and competitive local exchange carriers and cable operators. The chassis offers six modular interface slots, which can be populated with modules supporting data-oriented networking technologies, as well as more traditional voice-oriented connections operating at higher speeds than the SMS 500. The product also supports the transmission technologies used in Europe and Asia.

•
SMS 500.    Targeted for use in small carrier and service provider data facilities, the SMS 500 is a compact system featuring two modular interface slots and support for up to 2,000 active subscribers. The SMS 500 supports data-oriented networking technologies, as well as more traditional voice-oriented connections.

The SMS operating system was developed to handle the subscriber management and routing functions in our SMS products and supports the collection of large numbers of end user connections and the resulting data traffic. It supports a variety of network protocols in use in the industry today, and provides features to manage the data traffic running through the system.

Description of the SmartEdge Product Family

Redback’s SmartEdge™ systems are a family of multi-service IP and optical networking platforms that leverage technological advances in silicon-based circuits and fiber optics to deliver both traditional services and next generation IP-based connectivity services with carrier grade reliability, security, and scalability. They incorporate multiple network functions into a single system through proprietary silicon processors.

Together, these families of products are designed to enable our customers to create end-to-end networks that will support major broadband access technologies, while simplifying the expansion and ongoing management of their regional IP and optical networks and enable providers to create a new range of access and value-added services that can take advantage of high-speed connections.

We currently market the SmartEdge 800 Optical platform and the SmartEdge 800 Router platform as follows:

•
Our SmartEdge Optical platforms are intended to simplify the designing and building of today’s regional voice and data networks, as well as improve their capacity and performance. By using SmartEdge Optical Products, broadband service providers are able to build regional networks that require fewer pieces of equipment than if they were to use traditional or existing optical equipment, which can often require significantly more space, power and effort to operate. The resulting benefit for providers is reduced initial and ongoing operational costs.

•
Our SmartEdge Router platform allows broadband service providers to connect thousands of business users quickly and cost-effectively through traditional interfaces (i.e. DS-1, DS-3, OC-3) as well as interfaces such as fast Ethernet and gigabit Ethernet. Its modular and scalable IP based software, purpose built for aggregation, enables the platform to provide users with high reliability, scalability and performance.

Our SmartEdge operating system software supports the following:

•	Processing of IP traffic and running dynamic routing protocols.

•	Dynamically connecting end users’ sessions with services to enable broadband service providers to offer multiple types of connections and services, dynamically selectable by the user.

•	A software protocol called the Layer 2 Tunneling Protocol, or L2TP, which enables the creation of virtual and secure software-based network connections.

•	Multiple logical entities, or contexts, which allow a service provider to partition a single unit into many virtual devices to deliver multiple services.

Research and Development

Our engineering expertise includes Internet Protocol and routing software development, application specific integrated circuits, or ASIC, and custom circuit design, optical networking hardware and software, subscriber management software, ATM/Frame Relay switching, which is a telecommunication service designed for cost-efficient data transmission, wide area network interfaces, network management software, and system level testing and QA.

We expect to continue to invest in research and development programs. We are focusing development efforts on, among other things, completing and extending the functions of our ASIC designs, enhancing our support of the Internet Protocol and other related routing protocols, and creating and delivering optical interfaces for our products. We are also developing new features and product families for our subscriber management system and are committed to extending the functionality of our subscriber management system software to create additional competitive advantages for our customers. Our engineering expertise includes Internet Protocol and routing software development, application specific integrated circuits, or ASIC and customer circuit design, optical networking hardware and software, subscriber management software, ATM / Frame Relay switching, which is a telecommunication service designed for cost-efficient data transmission, wide area network interfaces and network management software.

We incurred research and development expenses of $107.6 million, $86.7 million, and $21.1 million in 2001, 2000, and 1999, respectively.

Customer Service and Support

Our customer service and support organization supports and maintains products sold worldwide by our direct sales force, as well as products sold by our authorized resellers and partners. Generally, our distribution partners and authorized resellers provide installation and first-level, or preliminary, support to their customers, while we provide backup support. Our technical assistance centers in San Jose, California, Raleigh, North Carolina, and Rotterdam, the Netherlands, employ systems engineers who work closely with our direct sales personnel, partners and resellers to assist end users with post-sales support issues.

Manufacturing

Our manufacturing operations consist primarily of prototype development, materials planning and procurement for an outsourced order fulfillment model. Our final assembly and testing is performed by Jabil Circuits with Redback performing the quality assurance on the outgoing product. We use several independent suppliers to provide printed circuit boards, chassis and subassemblies. Our products use a combination of standard parts and critical components, some of which are purchased from single or limited sources of supply. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components to us. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive.

We currently use only one third-party manufacturer, Jabil Circuits. Jabil provides, through its California and Idaho locations, the labor to assemble, test and ship our products. We share manufacturing knowledge and processes for the SMS and SmartEdge products between the two different locations of Jabil, in an effort to reduce our risk associated with each manufacturing location. The loss of any or both of Jabil’s manufacturing locations could prevent us from meeting our scheduled product deliveries to our customers and could materially and adversely affect our sales and operating results.

Competition

Our product lines consist of the SMS™ and the SmartEdge™ product families, which are designed to enable our customers to create metropolitan area networks that support service-aware transport and an efficient aggregation of broadband internet access technologies, as well as the new services that these high-speed connections support.

Most industry analysts rank Redback’s SMS product family as the industry leader in the broadband aggregation market. Our market opportunity will be governed by the inherent growth in DSL subscribers as well as technological and scale advantages that the market introduces. Moreover, our competitors may introduce higher performance platforms, and we also face competition from the traditional routing companies that have added subscriber management features to their traditional products. Several vendors have introduced products that serve multiple functions including aggregation and IP services delivery, and other startup companies are developing next generation technologies that may compete with our products.

The market for our SmartEdge 800 Transport product is currently dominated by existing legacy SONET vendors such as Alcatel, Fujitsu, Lucent Technologies and Nortel Networks who have long track records in the marketplace. In addition, the market is characterized by newer technologies replacing the installed base of equipment sold over the last decade. Our main competition for our next generation platform is from Cisco Systems (“Cisco”) who because of its size and product offerings, has advantages which adversely affects our ability to compete.

Our SmartEdge 800 Router platform is characterized by an upgrade cycle of swapping existing edge routers, primarily from Cisco, for more dense next-generation edge routers with higher interface speeds, and richer software functionality. Industry analysts expect this transition to occur over the next four years. We primarily compete with routers from Cisco and Juniper Networks for this market. These companies are repositioning their existing core routers with additional features for use in the edge of the networks. Additional competition exists from companies who make multi-service edge devices, as well as startup companies who are developing next generation technologies that may compete with our products.

Patents and Proprietary Rights

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property rights, but these legal protections afford only limited protection. As of December 31, 2001, we have filed over 80 patent applications in the United States and over ten international patent applications. The patent applications may not result in the issuance of any patents. If any patent is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

Employees

As of December 31, 2001, we had a total of 820 employees, including 420 employees involved in our research and development operations.

Risk Factors

Our operating results will suffer if we do not successfully commercialize our new product line

Our product line has undergone a fundamental change recently, as we have introduced our new SmartEdge 800 Router products, which began shipping only relatively recently. The goal of our business is highly dependent on customer acceptance of these new products, and if the market does not accept these new products, our business will be adversely affected. In addition, during the economic downturn and industry slowdown in 2001, demand for the older Subscriber Management System (SMSTM) and SmartEdge 800 Optical products dropped significantly, and our quarterly revenues for these products were significantly less than previously anticipated. If we do not experience an increase in demand for our established SMS and SmartEdge 800 Optical Products, and if our newer SmartEdge 800 Router and Service Management products do not achieve widespread market acceptance and increased revenues, our operating results, financial condition or business prospects will be negatively impacted.

To date, we have not generated enough cash from operations to finance our business

We believe that our cash and cash equivalents will last through the current downturn in the telecommunications market, which is anticipated to last for the next 12–18 months. However, if revenues were to be less than anticipated or if our costs were to be greater than anticipated, we may need to raise additional funds. There can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a negative impact on our business, and we may be unable to fund operations.

Our operating plan is based on revenue assumptions and there is no guarantee that we will achieve those revenue assumptions

Our current visibility as to revenues for our different products continues to be very limited, and meeting these revenues assumes a recovery in our customers’ DSL business, an increase in our penetration in the optical transport market, in which we have a very small market share, and market acceptance for our newly introduced Router. A significant decline in any of these markets, in particular in the optical transport market, in which we are currently seeing a significant reduction in the overall market opportunities, could require us re-evaluate our business investment levels.

We have not been profitable

To date, we have not been profitable and have incurred net losses of approximately $4.1 billion in 2001 and $1.0 billion in 2000. We will continue to expend substantial funds in fiscal 2002. To date, we have funded our operations primarily from private and public sales of equity securities and notes, as well as from bank borrowings. As of the end of 2001, we had cash, cash equivalents, short-term investments and restricted cash and investments of $179 million, down from $434 million at the end of 2000. Our revenues declined in 2001 from 2000. We expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability, and we may fail to do so. If we fail to reach profitability, we may need to raise additional funds. There can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a negative impact on our business, and we may be unable to fund operations.

Our business and results of operations may be negatively impacted due to our cash needs and debt load

We have substantial amounts of outstanding indebtedness, primarily in the form of convertible notes. Our leverage, coupled with our cash needs, may have significant negative consequences, including:

•	limiting our ability and increasing our costs to obtain additional financing;

•	requiring a substantial portion of our cash from operations to service our indebtedness, thereby reducing the amount of our cash available for other purposes, including capital expenditures;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•
discouraging potential acquirors, or reducing shareholder value in the event of an acquisition, because the terms of the indenture for convertible notes provide that each holder of the convertible notes may require us to repurchase all or a portion of that holder’s convertible notes at face value upon a change in control.

We may be unable to repurchase our convertible notes when they become due

On April 1, 2007, the entire outstanding principal of $477.5 million on our outstanding 5% convertible subordinated notes issued in April 2000 will become due and payable. Although these notes are not due for another five years, our current earnings are insufficient to cover our anticipated debt service obligations, and we may not have sufficient funds to pay the principal and interest on the convertible notes. If we are unable to pay the principal and interest on our indebtedness, we may be unable to fund our operations.

There are a limited number of potential customers for our products, and our sales would suffer if one or more of our key customers substantially reduced its orders

During 2001, our top two customers, Qwest Communications and Verizon, accounted for 18% and 15% of our revenue, and during 2000, our top two customers, Qwest Communications and Genuity, accounted for 15% and 10% of our revenue. Both of these customers are in the telecommunications industry, which has been depressed recently. In addition, significant consolidation has occurred recently in the telecommunications sector, and we therefore anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers. Moreover, the competition to sell products to this limited customer base has increased significantly. We do not have contracts or other agreements that guarantee continued sales to these or any other customers. If any one or more of these customers were to stop purchasing our products or significantly reduce their purchases and if we were unable to replace these customers with other significant customers, our revenues would significantly decline, and our results of operations would suffer.

Our future success depends in large part on sales to companies in the telecommunications sector, which has been depressed recently

We are highly dependent on sales to companies in the telecommunications sector. Over the last two years, this sector has been depressed. Our future success is largely dependent on a rebound in the telecommunications sector because our sales depend on the increased use and widespread adoption of broadband access services, increased capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis), and the ability of our customers to market and sell broadband access services. If the telecommunications industry does not recover, our customers may continue to encounter a shortage of capital, forego sustained or increased level of capital investments, reevaluate their need for our products, and/or purchase competing products. Recovery of the telecommunications sector is beyond our control, and if it fails to recover in the near future, our revenues may not grow at the rate we currently anticipate, and our business will suffer.

Any failure to become or remain competitive in our industry would impair our operating results and business prospects by reducing our ability to attract customers

Our product lines consist of the SMSTM and the SmartEdge™ product families, which are designed to enable our customers to create metropolitan area networks that support service-aware transport and an efficient aggregation of broadband internet access technologies, as well as the new services that these high-speed connections support.

Most industry analysts rank Redback’s SMS product family as the industry leader in the broadband aggregation market. Our market opportunity will be governed by the inherent growth in DSL subscribers as well as technological and scale advantages that the market introduces. Moreover, our competitors may introduce higher performance platforms, and we also face competition from the traditional routing companies that have added subscriber management features to their traditional products. Several vendors have introduced products that serve multiple functions including aggregation and IP services delivery, and other startup companies are developing next generation technologies that may compete with our products.

The market for our SmartEdge 800 Transport product is currently dominated by legacy SONET vendors such as Alcatel, Fujitsu, Lucent Technologies and Nortel Networks who have long track records in the marketplace. In addition, the market is characterized by newer technologies replacing the installed base of equipment sold over the last decade. Our main competition for our next generation platform is from Cisco, who because of its size and product offerings, has advantages which adversely affects our ability to compete.

Our SmartEdge 800 Router platform competes in a market characterized by an upgrade cycle of swapping existing edge routers, primarily from Cisco, for more dense next-generation edge routers with higher interface speeds, and richer software functionality. Industry analysts expect this transition to occur over the next four years. We primarily compete with routers from Cisco and Juniper Networks for this market. These companies are repositioning their existing core routers with additional features for use in the edge of the networks. Additional competition exists from companies who make multiservice edge devices, as well as startup companies who are developing next generation technologies that may compete with our products.

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

Some of our competitors have significantly more established customer support and professional services organizations than we do. In addition, some of our competitors have greater name recognition and have a more extensive customer base, broader customer relationships and broader product offerings than we have. These companies can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. As a result, we may not be able to maintain a competitive position against current or future competitors. We expect the competitive pressures may result in price reductions, reduced margins and lost market share, which would materially adversely affect our business, results of operations and financial condition.

Our lengthy and variable sales cycle makes it difficult for us to predict if or when a sale will be made and to precisely predict revenue for any given quarter

The timing of our revenue is difficult to predict because of the length and variability of the sales cycle for our products, and this has become even more pronounced recently due to a number of factors. Specifically, the sales cycle is difficult to predict with respect to our newer SmartEdgeTM products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. Moreover, the difficulty in predicting the sales cycle was further aggravated in 2001 due to the economic and industry downturn, which resulted in the reduction of our typical backlog of orders as our customers decreased their orders. Without an established backlog and visibility into future orders, it is more difficult to forecast revenues for a given quarter.

Additionally, customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our product to become more susceptible to unplanned administrative, processing and other delays. This is particularly true for larger customers—who represent a significant percentage of our sales—for whom our products represent a very small percentage of their overall purchasing activity. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. Consequently, many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenues. If sales from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could continue to be materially adversely affected.

We face risks due to our reliance on sales in international markets

We have become increasingly reliant on sales to international customers during the last two years, and our future success will depend in part on the continued expansion of our international sales and operations. In particular, during 2001, 2000 and 1999, we derived approximately 37%, 29% and 7%, respectively, of our revenues from sales to customers outside the United States. Our growing international presence exposes us to risks including:

•	greater expenses associated with customizing products for foreign countries;

•	unexpected regulatory requirements and protectionist laws;

•	political, legal and economic instability in foreign markets;

•	longer accounts receivable cycles;

•	difficulties in managing operations across disparate geographic areas;

•	foreign currency fluctuations;

•	reduced or limited protection of our intellectual property rights in some countries; and

•	dependence on local distributors.

If one or more of these risks materialize, our sales to international customers may decrease and our costs may increase, which could negatively impact our revenues and operating results.

Our quarterly operating results have and are expected to continue to fluctuate significantly, which could cause our stock price to be volatile

Our quarterly operating results are likely to be affected by a number of factors, including the timing of significant sales to large customers, the long sales and implementation cycles, our ability to control expenses, and the recovery of the telecommunications industry and the economy in general. The majority of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results will likely decrease. Further, in the future, we may increase our operating expenses to expand our engineering and sales and marketing operations, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development and build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, our business, results of operations and financial condition could be materially adversely affected.

Due to these and other factors discussed in this “Risk Factors” section, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be above or below the expectations of public market analysts or investors. If this occurs, the price of our common stock and convertible notes would likely fluctuate.

If our products do not anticipate and meet specific customer requirements and demands, our sales and operating results would be adversely affected

To achieve market acceptance of our products, we must anticipate and adapt to customer requirements and offer products and services that meet customer demands. Due to the complexity of our product, many of our customers require product features and capabilities that our products may not have. If we are required to add features to our products, we may experience longer sales cycles, increased research and development expenses and reduced margins. Furthermore, if we are required to modify our products for a few customers, we may experience delays in developing other product features desired by different customers, which may cause us to lose sales to those customers.

There can be no assurance that we will be able to provide products that will satisfy new customer demands or evolving industry standards, or that the standards we chose to develop will position our products to compete with others on the market. In addition, in order to introduce products embodying new technologies and new industry standards, we must be able to gain access to the latest technologies of our suppliers. Any failure to gain access to the latest technologies could harm our business and operating results. Our failure to develop products or offer services that satisfy customer requirements would materially adversely affect our sales, operating results, financial condition and business prospects.

We may experience difficulties in developing new products

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

For example, we incurred write-downs of excess and obsolete inventory and related claims of $143 million in 2001. This excess inventory resulted from purchases that we made directly or that were committed on our behalf by our contract manufacturers to meet demand that was anticipated in 2001, before we experienced a sudden and significant decrease in our forecasted revenue. Our inability to effectively manage the transition to newer products or accurately predict market and economic conditions in the future may cause us to incur additional charges of excess and obsolete inventory, which would materially adversely affect our sales and the acceptance of our products in the marketplace.

Software or hardware errors in our products that are undetected prior to full deployment in our customer’s networks could have a material adverse effect on our operating results

Our products are highly complex and designed to be deployed in very large and complex networks. We thoroughly test our products, but due to the complexity of both our products and our customers’ environments, we may not detect product defects until full deployment in our customers’ networks. Furthermore, due to the intricate nature of our products, it is possible that our products may not interoperate with our customers’ networks. This possibility is enhanced by the fact that our service-provider customers typically use our products in conjunction with products from other vendors. Consequently, when problems occur, it may be difficult to identify the source of the problem. Regardless if warranty coverage exists for a product, we may be required to dedicate significant technical resources to resolve the problem to maintain the relationships we have with our large customers who make up the significant portion of our revenue stream. If this occurs, we could experience, among other things: loss of major customers, cancellation of product orders, delay in recognizing revenues, damage to our reputation, diversion of development resources from our product development efforts, increased service and warranty costs, customer relations problems, and product liability lawsuits. In any such case, our business and operating results would suffer.

If we fail to attract or retain employees or properly manage our growth, we may not be able to timely develop, sell or support our products

The size of our workforce has experienced rapid fluctuations over the last few years, as we grew from 270 employees as of December 31, 1999, to 1,180 employees as of December 31, 2000, and then contracted to 820 employees at December 31, 2001. Additionally, many members of our senior management are new to the company in 2001. Our future performance depends on the ability of our relatively new senior management team to manage our workforce and retain highly qualified technical and managerial personnel. The loss of the services of key personnel or the inability to continue to attract, assimilate or retain qualified personnel or for our senior management team to effectively work together could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

We are dependent on sole source and limited source suppliers for several key components.

We currently purchase several key components used in our products from single or limited sources of supply. In addition, we rely on LSI Logic Corp. and IBM as our foundries for a number of our application specific integrated circuits, or ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our manufacturers, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components, and or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive.

We currently depend on a single contract manufacturer with whom we do not have a long-term supply contract.

We depend on a single third party contract manufacturer, Jabil Circuits, Inc., with whom we do not have a long-term contract, to manufacture our products. If we should fail to effectively manage our contract manufacturer relationship or if our supplier should experiences delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers would be delayed which could adversely affect our business and financial results. If this manufacturer were to cease doing business with us, we may not be able to develop an alternate or second source in a timely manner. This would greatly impact our ability to deliver products to customers and in turn materially adversely affect our business. This could cause the loss of existing or potential customers and could harm our sales and operating results. Additionally, having a single source contract manufacturer may affect our ability to effectively negotiate cost reductions in the product, thereby directly impacting our margins and profitability.

In addition, the products that our contract manufacturer builds for us may be insufficient in quality or in quantity to meet our needs or the needs of our customers. This manufacturer may not meet the technological or delivery requirements of our current products or any future products that we may develop and introduce. The inability of our contract manufacturer in the future to provide us with adequate supplies of high-quality products, would have a material adverse effect on our sales and operating results.

If we fail to match production with product demand, we may need to incur additional costs to meet such demand

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. For example, in the fourth quarter of 2001, we settled a lawsuit with Arrow Electronics regarding the termination of our contract manufacturing agreement with Arrow under which Redback agreed to make payments over four quarters, guaranteed, in part, by a $28 million letter of credit. If we fail to plan production with product demand properly, we may be subject to additional liability with our vendors in the future.

Our business will be adversely affected if we are unable to protect our intellectual property rights

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. For example, in 2001 we initiated lawsuits (both of which have been settled) against Tahoe Networks Inc. and Unisphere Networks Inc., which included claims for misappropriation of our intellectual property. We may in the future initiate additional claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. As a result, our business could be materially adversely affected.

If we have insufficient patent protection for our proprietary technology, our business may be materially impaired

As of December 31, 2001, we have filed over 80 U.S. patent applications, and over 10 international patent applications. There can be no assurance that these applications will be approved, that any issued patents will protect our intellectual property or that third parties will not challenge any issued patents. Furthermore, other parties may independently develop similar or competing technology, design around any patents that may be issued to us, otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Although we attempt to protect our intellectual property rights, we may be unable to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Necessary licenses of third-party technology may not be available to us or may be very expensive.

We may be required to license technology from third parties to develop new products or product enhancements. However, these licenses may not be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party licenses required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost either of which could seriously harm our business, financial condition and results of operations.

We could become subject to additional litigation regarding intellectual property rights

In recent years, we have been involved in significant litigation involving patents and other intellectual property rights. We are currently involved in a patent-related litigation. (See Item 3. Legal Proceedings for a description of this litigation.) Moreover, many patents have been issued in the United States and throughout the world relating to many aspects of networking technology, and therefore we may become a party to additional litigation in the future to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property rights. If we do not prevail in our existing or potential lawsuits:

•	We could be subject to significant liability for damages;

•	Our patents and other proprietary rights could be invalidated;

•	We may be forced to discontinue selling, incorporating or using our products that use the challenged intellectual property;

•	We may be required to obtain licenses to necessary intellectual property, which may not be available on reasonable terms, or at all; and

•	We may be forced to redesign any of our products that use such infringing technology.

If any of the following occur, our business would be materially harmed due to lost or delayed sales or additional development or licensing expenses. Moreover, lawsuits, even those in which we prevail are time-consuming and expensive to resolve and divert management and technical time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

We are at risk of additional litigation, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc.

In 2001, we were a defendant in a securities class action litigation, which was dismissed, a defendant in a contract claim involving a contract manufacturer, which was settled, and the subject of patent infringement claims that resulted in us filing a declaratory judgment action, which is still pending. We remain at risk of additional litigation. Any litigation involves expense in defending the action as well as the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

We are at risk of additional securities class action litigation due to the volatility of our stock price

In the past, securities class action litigation has often been brought against companies in our industry following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our attention and resources, which could seriously harm our business.

If we become subject to or are forced to bring employment, intellectual property, product liability or other related claims, we could incur substantial costs in asserting or defending against these claims

In 2001, we filed two separate lawsuits against competitors Unisphere Networks and Tahoe Networks, which both included claims of improper use of Redback confidential and trade secret information by former Redback employees. Although both cases have been settled, we have received and have asserted in the past, and may receive or assert in the future, employment or trade secret related claims as we seek to hire qualified personnel or lose valuable employees to other companies. In addition we may have litigation involving terminated employees. We could incur substantial costs in prosecuting claims against our former employees or defending ourselves in such cases, regardless of their merits. In addition, defending ourselves from such claims or asserting such claims could divert the attention of our management away from our operations.

Our gross margin may continue to fluctuate over time

Our gross margin may continue to fluctuate in the future due to, among other things: any changes in the mix of sales between our products and geographies; competitive pressure to reduce our current price levels; our ability to control inventory costs; our ability to control and absorb fixed costs; and our ability to introduce new products, product enhancements and upgrades. If we do not introduce new products, and are required to continue to sell current products at a higher discount to remain competitive, our gross margin will further decline and our results of operations will suffer.

We may continue to record reserves for unused leased facilities

In 2001, we recorded reserves for unused facilities totaling approximately $97 million. In addition, we are actively marketing approximately 475,000 square feet of unoccupied office space for sublease, substantially all of it in San Jose, California, Vancouver, British Columbia and Raleigh, North Carolina. We may experience difficulties in subleasing this space because it is estimated that there are 44 million square feet of office space available for rent in these three markets. If we are unable to sublease some or all of this space, we will have to continue to record reserves for the unused facilities.

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

Our debt agreements may make it more difficult to consummate merger transactions

The networking and telecommunications industry is undergoing a consolidation phase, and it is generally believed that a substantial number of current companies working in this space will be bought by larger competitors or will merge to form larger businesses. It is possible that certain companies in this sector will seek a merger transaction with us. However, our borrowing agreements relating to senior debt may contain restrictions on, or prohibitions against, our repurchasing or repaying the convertible notes until we pay the senior debt in full. This may cause us to be less attractive to a potential acquiror. Additionally, the terms of our convertible subordinated notes issued in April 2000 provide the holder of the convertible notes the option to require us to repurchase all or a portion of that holder’s convertible notes at face value, which would significantly increase the liability to a potential acquiror and make us less attractive as a target.

Our operating results suffer due to risks associated with mergers and acquisitions generally

We expect to continue to evaluate our acquisition and expansion strategy. Any future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the tangible net assets of the acquired businesses. As a result, we would be required to record material goodwill and other intangible assets that would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, if any, or the effect that any such acquisitions might have on our operating or financial results.

Provisions of our charter documents have anti-takeover effects that could prevent a change in our control

In 2001, we adopted a Stockholder Rights Plan. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management.

Item 2.    Properties

Redback leases all of its facilities. Redback’s principal long-term leases are as follows:

Location	Square Footage			Use For Occupied Facilities
	Occupied	Subleased	Unoccupied
San Jose, CA	197,000	51,000	267,000	Principal administrative, sales, marketing and research and development facilities

Raleigh, NC	12,000	12,000	24,000	Research and development and customer support

Vancouver, BC	30,000	—	157,000	Research and development

Subtotal	239,000	63,000	448,000

Other			27,000

Total			475,000

We are actively marketing this unoccupied office space in markets that currently have an estimated 44 million square feet of office space available for rent.

In addition to our facilities in California, British Columbia and North Carolina, we have sales offices throughout the United States, including regional sales offices in southern California Georgia, Texas, Kansas,

Colorado, New Jersey, Florida, and Oklahoma, as well as international offices in the Netherlands, France, the UK, Germany, Denmark, Italy, Spain, the People’s Republic of China, Hong Kong, Australia, Japan, Korea, Taiwan and Singapore.

Item 3.    Legal Proceedings

In August 2001, Redback filed a lawsuit in Massachusetts state court against Unisphere Networks, Inc. (“Unisphere”) and in the Netherlands against Joop van Aard, the former vice president of Redback’s European/Middle East/African sales operations, who was then the vice president of Unisphere’s European/Middle East/African sales. The lawsuits alleged breach of Mr. van Aard’s non-competition and non-solicitation clause and misappropriation of Redback confidential and trade secret information. The lawsuits were settled in a manner amicable to both parties in August 2001.

In August 2001, Redback filed a lawsuit in California state court against Tahoe Networks, Inc. and two former Redback employees alleging breach of their employment and proprietary information agreements and misappropriations of Redback’s confidential and trade secret information. The lawsuit was settled in a manner amicable to both parties in August 2001.

In October 2001, Redback was served with notice that Arrow Electronics, Inc. (“Arrow”) had commenced an action against us, seeking damages in excess of $54 million relating to inventory procured and manufactured on behalf of Redback. In November 2001, we entered into an agreement with Arrow to settle these claims, under which Redback took possession of the inventory, and agreed to make payments over four quarters, guaranteed, in part, by a $28 million letter of credit.

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain Redback products infringed five identified Nortel patents and requested that Redback enter into a royalty bearing license agreement per box. Redback filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that Redback does not infringe any valid claim of the those patents. Redback filed an amended complaint on March 13, 2002. Nortel has not yet answered the amended complaint.

In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss without prejudice the claims against Redback and its former officers in the shareholder class action lawsuit filed in July 2001. The class action lawsuit, among other claims, asserts violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4A.    Executive Officers of the Registrant

Name	Age	Position Held as of March 12, 2002
Kevin A. DeNuccio	42	President and Chief Executive Officer
Georges Antoun	39	Senior Vice President of Marketing and Product Management
Joel M. Arnold	37	Senior Vice President of Field Operations
Pankaj S. Patel	47	Senior Vice President of Engineering
Lars Rabbe	52	Senior Vice President of Information Technology and Chief Information Officer
Dennis P. Wolf	48	Senior Vice President of Finance and Administration and Chief Financial Officer

Kevin A. DeNuccio has served as president and chief executive officer and as a member of the Board of Directors of Redback since August 2001. Prior to that, Mr. DeNuccio was with Cisco Systems from August 1995 to August 2001, where he served as senior vice president of worldwide service provider operations. During his tenure at Cisco, Mr. DeNuccio also managed worldwide field operations, including all sales and engineering support organizations. Prior to joining Cisco, Mr. DeNuccio was the founder, president and chief executive officer of Bell Atlantic Network Integration, Inc., a wholly owned subsidiary of Bell Atlantic (now Verizon Communications). Mr. DeNuccio has also held senior management positions at both Unisys Corporation and Wang Laboratories as vice president in their network integration and worldwide channel partner businesses. Mr. DeNuccio received his finance degree from Northeastern University and is a graduate of the Executive M.B.A. program at Columbia University.

Georges Antoun is the senior vice president of marketing and product management at Redback, responsible for corporate marketing, product management and product marketing, as well as strategy and business development. Before joining Redback in August 2001, Mr. Antoun spent the preceding five years, from July 1996 to August 2001, at Cisco where he served as vice president of worldwide systems engineering and field marketing, vice president of worldwide optical operations and more recently as vice president of carrier sales. Mr. Antoun has also held senior management positions at Newbridge Networks and Nynex (now Verizon Communications), where he was part of their Science and Technology Division. Mr. Antoun holds a B.S. degree in Engineering from the University of Louisiana at Lafayette, and a M.S. degree in Information Systems Engineering from New York Polytechnic University.

Joel M. Arnold, senior vice president of field operations since January 2002, is responsible for all field and customer activities including, worldwide sales, system engineering, sales operations and customer service. Prior to joining Redback, Mr. Arnold was with Qwest Communications from June 1998 to December 2001, and most recently served as Qwest’s executive vice president of global business sales. Prior to that, he served as Qwest’s senior vice president of global business markets, senior vice president of general business, and regional vice president of national accounts. Prior to Qwest, from June 1997 to June 1998, Mr.Arnold was the co-founder of the software company Global Mobility Systems and served as vice president of business development and product management. For 10 years prior to that, Mr. Arnold served in a variety of sales and marketing positions for GTE (now Verizon Communications), most recently as their director of data strategy. Mr. Arnold holds a B.A. degree in Economics from the University of Washington.

Pankaj S. Patel has served as our senior vice president of engineering since March 2000. Prior to Redback, he was senior vice president of engineering at Siara Systems from September 1999 to March 2000. From January 1997 to September 1999, he was with Cisco as senior director of engineering, responsible for mid-range, multi-service routers and enterprise WAN switches. Mr. Patel joined Cisco as a result of Cisco’s acquisition of Stratacom. At Stratacom, Mr. Patel managed development of routers and switches in executive and senior director-level positions. Earlier in his career, Mr. Patel was a senior manager at Apollo Computer/HP and Digital Equipment Corporation. He holds an M.S.E.E. from the University of Wisconsin-Madison and a B.E. from BITS in India.

Lars Rabbe has served as our chief information officer and senior vice president of information systems since October 2000. Before joining Redback, from April 1996 to September 2000, Mr. Rabbe was the vice president and chief information officer for the Service Provider Networks Group at Lucent Technologies, and was originally with Octel Communications prior to its acquisition by Lucent. Prior to that, he held the position of vice president of systems for Fidelity Systems for three years and was a director at NeXT Computer for over four years. Mr. Rabbe received his B.S. and M.S. in Computer Science from the University of Copenhagen, Denmark.

Dennis P. Wolf has served as senior vice president of finance and administration and as chief financial officer of Redback since January 2001. From March 1998 to December 2000, Mr. Wolf was the executive vice president and chief financial officer for Credence Systems Corporation, a manufacturer of integrated circuit test equipment. In addition, during the period of December 1998 and August 1999, Mr. Wolf served as Co-President of Credence. Prior to joining Credence, he served as senior vice president and chief financial officer at Centigram Communications Corporation from January 1997 to March 1998 and for much of that time also served as their co-president. Mr. Wolf was vice president and chief financial officer of Pyramid Technology from August 1995 to December 1997. He holds a B.A. in Religious Studies from the University of Colorado and an M.B.A. from the University of Denver.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Redback common stock is traded on the Nasdaq National Market under the symbol “RBAK.” Redback began trading on the Nasdaq on May 18, 1999, the date of its initial public offering. The following table sets forth the range of high and low bid prices, as restated to give effect to the two 2-for-1 stock splits effected in August 1999 and April 2000, reported on the Nasdaq National Market for Redback common stock for the periods indicated.

	High	Low
Fiscal 2000
First Quarter	$198.50	$78.50
Second Quarter	$181.00	$50.50
Third Quarter	$179.63	$109.94
Fourth Quarter	$167.13	$36.94

Fiscal 2001
First Quarter	$56.38	$11.61
Second Quarter	$25.09	$8.14
Third Quarter	$9.95	$1.40
Fourth Quarter	$5.93	$1.17

As of March 12, 2002, there were approximately 70,262 beneficial owners and 927 holders of record of Redback common stock.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	( in thousands, except per share data)
Statement of Operations Data:
Net revenues	$227,533	$278,010	$64,274	$9,206	$48
Cost of revenues	279,809	110,716	18,665	3,603	29

Gross profit (loss)	(52,276)	167,294	45,609	5,603	19

Operating expenses:
Research and development (1)	107,599	86,727	21,125	5,727	3,249
Selling, general and administrative (1)	110,760	82,314	30,208	8,875	1,317
Impairment of goodwill	2,689,857	—	—	—	—
Restructuring charges	104,551	—	—	—	—
Amortization of intangible assets	994,195	945,475	—	—	—
In-process research and development	—	40,400	—	—	—
Stock compensation expense	54,891	24,277	4,033	880	—

Total operating expenses	4,061,853	1,179,193	55,366	15,482	4,566

Loss from operations	(4,114,129)	(1,011,899)	(9,757)	(9,879)	(4,547)
Other income (expense), net	(14,204)	4,354	1,838	3	136

Net loss before extraordinary gain	(4,128,333)	(1,007,545)	(7,919)	(9,876)	(4,411)
Extraordinary gain on early extinguishment of debt	10,359	—	—	—	—

Net loss	$(4,117,974)	$(1,007,545)	$(7,919)	$(9,876)	$(4,411)

Basic and diluted per share amounts:
Net loss before extraordinary gain	$(28.85)	$(8.68)	$(0.15)	$(0.89)	$(1.03)

Extraordinary gain per share	$0.07	$—	$—	$—	$—

Net loss	$(28.78)	$(8.68)	$(0.15)	$(0.89)	$(1.03)

Shares used in computing net loss per share	143,068	116,019	53,388	11,076	4,304

Ratio of earnings to fixed charges:
Ratio of earnings to fixed charges (2)	—	—	—	—	—
Amount of deficiency	$(4,128,333)	$(1,007,545)	$(7,919)	$(9,876)	$(4,411)
(1) Amounts exclude stock based compensation as follows:

Research and development	$35,289	$20,150	$1,492	$326	$—
Selling, general and administrative	19,602	4,127	2,541	554	—

Total	$54,891	$24,277	$4,033	$880	$—

(2)
The pre-tax losses from continuing operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 were not sufficient to cover fixed charges by a total of approximately $4.1 billion, $1.0 billion, $7.9 million, $9.9 million, and $4.4 million, respectively. As a result, the ratio of earnings to fixed charges has not been computed for any of these periods.

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments, including restricted cash and investments	$178,820	$433,669	$56,960	$8,189	$6,223
Working capital	133,456	454,687	49,798	4,461	5,630
Total assets	866,347	4,770,524	94,830	14,682	7,849
Long-term obligations, less current portion	479,338	505,057	1,012	1,275	827
Accumulated deficit	(5,147,867)	(1,029,893)	(22,348)	(14,429)	(4,553)
Total stockholders’ equity	137,537	4,149,147	65,893	6,254	6,081

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report—in particular Item 1 (the Business section) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)—contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our product and marketing strategy; our estimated revenues in 2002; our expected gross margins in 2002; future R&D and SG&A expenses; anticipated cost savings in 2002; our estimated future capital expenditures of $30 million; and our belief that cash and cash equivalents will be sufficient to fund our operations through the current downturn, which is anticipated to last 12-18 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

Background

Redback Networks Inc. is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. Our product lines, which consist of the Subscriber Management System (“SMS™”) and the SmartEdge™ product families, combine networking hardware and software. These product families are designed to enable our customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Following is a summary of significant events and transactions that impacted our 2001 business. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

In 2000 and 2001, we acquired Siara Systems, Inc. (“Siara”), Abatis Systems Corporation (“Abatis”), and Merlin Systems Corporation (“Merlin”) for an aggregate purchase price of $5.2 billion, with $5.2 billion of the acquisition price assigned to goodwill and intangible assets. As a result of the sustained decline in our market capitalization and the uncertain near term outlook for our business, we conducted an assessment of these intangible assets and recorded a noncash impairment charge of $2.7 billion related to goodwill during the third quarter of 2001. The net book value of our goodwill and intangible assets at December 31, 2001 was $448 million.

Our net revenues decreased to $227.5 million in 2001 from $278.0 million in 2000, which included a reduction in quarterly revenues from a high of $114.6 million in Q4 2000 to a low of $37.0 million in Q3 2001. These revenues were substantially lower than the sales we had anticipated coming into 2001. To size our business to these economic realities, we took the following actions in 2001:

•	We took charges for excess and obsolete inventory and related claims and commitments totaling $143 million.

•	We recorded restructuring reserves for excess facilities totaling approximately $97 million.

•	We laid off approximately 350 employees and recorded restructuring reserves totaling approximately $8 million related to severance.

In addition, in order to provide appropriate incentives for our employees to remain at Redback while we managed through this downturn, we exchanged substantially all employee stock options for new options with strike prices of $3.60 and $4.17. Accounting for these stock options in future quarters will be variable and will likely require substantial non-cash charges and credits to our earnings in future quarters.

In 2000, we raised net proceeds of $486.4 million from our issuance of $500 million of 5% Convertible Subordinated Notes. During 2001, we used approximately $198.0 million of cash flow from operating activities, substantially all of which was to buy inventory and fund our 2001 net loss. Our cash and equivalents, short-term investments and restricted cash and investments at December 31, 2001 were $179 million.

Results of Operations

Years Ended December 31, 2001 and 2000

Net Revenues.    Our net revenues decreased 18% to $227.5 million in 2001 from $278.0 million in 2000, which included a reduction in quarterly revenues from a high of $114.6 million in Q4 2000 to a low of $37.0 million in Q3 2001. The decrease was primarily a result of a 41% decrease in our SMS revenue to $135.9 million, offset by a 77% increase in our SmartEdge revenues to $70.6 million. Substantially all the SMS revenue decline related to lower aggregate unit volumes in 2001 compared to 2000, with average selling prices on the higher volume products generally staying stable. The higher SmartEdge revenue resulted from the inclusion of a full year of revenue in 2001 compared to two quarters in 2000 since the product was introduced in mid 2000. Average SmartEdge selling prices remained essentially flat year-to-year.

These revenues were substantially lower than the sales we had anticipated coming into 2001 as a result of lower than anticipated deployments of our products by our customers, as the networking business specifically, and the economy generally, slowed down in 2001. This downturn in economic activity is continuing into 2002, and we currently have limited visibility into our business prospects. In particular, we have limited backlog of orders and limited informal commitments from customers on which to build a forecast for 2002 revenue. On a forward-looking basis, we are planning our business on the assumption that annual revenue in 2002 will be lower than in 2001. In order to achieve projected annual revenue, our quarterly revenue must increase from the Q4 2001 revenue of approximately $40.2 million. Our current visibility to revenue continues to be very limited. Achieving these revenues assumes a recovery in our customer’s DSL business, an increase in our penetration in the optical transport market, in which we have a very small market share, and market acceptance for our newly introduced Router. A significant decline in any of these markets, in particular in the optical transport market, in which we are currently seeing a significant reduction in the overall market opportunities, could require us re-evaluate our business investment levels.

Cost of Revenues; Gross Margin.    Gross margin decreased from 60% in 2000 to a negative 23% in 2001, primarily as a result of charges for obsolescence and write downs of excess and obsolete inventory and related claims and commitments and higher manufacturing overhead.

The charges for excess and obsolete inventory and related claims and commitments in 2001 totaled $143 million compared to $3 million in 2000. These substantially increased inventory charges resulted from inventory purchases that we made directly or commitments to our contract manufacturers to meet demand that was anticipated in 2001 before we experienced a sudden and significant decrease in our forecasted revenue. The charges resulted from the comparison of on hand, on order and committed inventories to our anticipated 12 months demand.

The higher level of manufacturing overhead resulted from higher departmental spending in our manufacturing and customer support organizations in the first half of 2001 as we built our organization to support the higher levels of business we were anticipating in 2001, plus cancellation fees we paid to our contract manufacturers for costs related to canceling committed orders when our business slowed down.

On a forward-looking basis, we are planning our business based on the assumption that our gross margins will increase from the 36% gross margins reported in Q4 2001. However, our margins could be lower, subject to the factors below:

•	Lower revenue in 2002 than we are planning.

•	Higher charges from our contract manufacturers as they realize lower economies of scale or if parts shortages require premium charges.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed.

•	Additional charges for excess and obsolete inventory that will not be sold within the 12-month demand horizon we use for estimating our excess and obsolete inventory reserve requirements.

•	Higher service revenue as a percentage of net revenues.

•	Increased competition for our products or services, which may affect pricing.

Operating expenses and headcount.    A significant amount of our departmental spending relates to salaries and related costs. Following is a breakdown of our headcount:

	R&D	Other	Total
December 31, 1999	100	170	270
Siara acquisition	210	30
Abatis acquisition	100	40
Other net changes	120	410

December 31, 2000	530	650	1,180
Merlin acquisition	40	10
Layoffs	(150)	(200)
Other net changes	—	(60)

December 31, 2001	420	400	820

Research and Development.    Our research and development (“R&D”) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes and other departmental expenses. Our R&D expenditures increased 24% to $107.6 million in 2001 from $86.7 million in 2000, and represented 31% and 47% of net revenues in 2000 and 2001, respectively.

Following are summaries of significant components and changes in our R&D spending between 2000 and 2001:

•	Salaries and related charges comprise approximately 50% of total R&D spending and increased approximately in line with the increase in our average headcount between 2000 and 2001.

•
The majority of the remaining increase in our R&D costs related to higher charges for occupancy and higher rent on new facilities that we occupied in early 2001. Depreciation of engineering equipment and prototype expenditures remained essentially flat year over year in absolute dollars and comprised approximately 31% and 37% of R&D costs in 2000 and 2001, respectively.

Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenues. However, in the current market, we do not plan to significantly add to our R&D spending until we have better visibility to our business prospects; however we may need to change the mix of skills within our staff as our business needs change.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses include salaries and related costs for our non-engineering staff in Sales and Marketing, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures increased 35% to $110.8 million in 2001 from $82.3 million in 2000, and represented 30% and 49% of net revenues in 2000 and 2001, respectively. SG&A salaries and related costs remained essentially flat between 2000 and 2001, but represented approximately 48% of 2001 SG&A compared to 64% in 2000. The increase in non-salary related SG&A spending from 2000 to 2001 is due primarily to increased costs for rental and depreciation charges relating to the new facilities that we occupied in early 2001 and increased expenses for demonstration equipment. Also included in SG&A is a write-off of fixed assets of approximately $6 million in 2001. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenues. In the current market, we do not plan to significantly add to our total SG&A spending until we have better visibility into our business prospects; however we do expect to change the mix of skills within our staff as our business needs change.

Restructuring Charges.    We experienced a significant decline in our revenues as a result of lower than anticipated deployments of our products by our customers, as the networking and telecommunications business specifically, and the economy generally, slowed down in 2001. To size our business to these economic realities, we took the following restructuring actions in 2001:

•	We laid off approximately 350 employees and recorded associated reserves totaling approximately $8 million related to severance.

•
We recorded reserves for unused facilities totaling approximately $97 million, representing the difference between the committed rental payments and our estimates of the likely recoveries from sublease rental income relating to facilities we have vacated as part of our restructuring as follows:

•
We ceased work on leasehold improvements on one building on our campus in San Jose and consolidated our operations from three buildings into two buildings. We are actively marketing the two vacant buildings for sublease.

•
We canceled plans to occupy a new building we had leased in Vancouver, Canada and are in process of consolidating our remaining two operations into one facility. We are actively marketing the two properties that are empty or currently being vacated for sublease.

•	We limited our occupancy of a new building we had leased in North Carolina to one quarter of the building, subleased one quarter and are actively marketing the remaining 50% of the building.

As a result of these actions, we expect to realize cost savings of approximately $39 million in 2002, of which approximately $26 million will be realized in cash.

At December 31, 2001, we are actively marketing approximately 475,000 square feet of office space for sublease, substantially all of it in San Jose, CA, Vancouver, British Columbia and Raleigh, NC where there is currently over 44 million square feet of office space on the market. We believe that our currently occupied facilities are adequate to support our current headcount plans and do not plan to vacate any significant additional facilities.

Our restructuring related reserves are summarized as follows (in thousands):

	Total Restructuring Charges	Non-cash Charges	Cash Payments	Restructuring Accrual at December 31, 2001
Workforce reduction	$7,922	$—	$7,274	$648
Consolidation of excess facilities	96,628	—	4,090	92,538

Total	$104,550	—	$11,364	$93,186

The current and long-term portions of the restructuring related reserves are $12,585,000 and $80,601,000, respectively.

Amortization of Intangible Assets and Impairment of Goodwill.    Amortization of intangibles increased 5% from $945 million in 2000 to $994 million in 2001 due to increased amortization of other intangibles from the acquisition of Merlin and a full year’s worth of amortization of goodwill and other intangibles from the acquisitions of Abatis and Siara. As a result of the sustained decline in our business and reduced forecasts for future periods, we performed an impairment review of our goodwill and other intangibles in Q3 2001. Based on a discounted cash flow analysis, we recorded an impairment charge of $2.7 billion related to goodwill during Q3 2001. This reduction resulted from the then recent sustained decline in our market capitalization and uncertain near-term outlook for our business, consistent with the telecommunications industry.

On January 1, 2002, we adopted SFAS No. 142 Goodwill and Intangible Assets. In compliance with SFAS No. 142, following is the accounting we are planning for goodwill and intangibles for 2002:

•
On January 1, 2002, we reclassified $13 million in workforce assets to goodwill and we ceased amortizing the resulting goodwill balance of $432 million. Accordingly, there will be no charges for the amortization of goodwill in 2002 or thereafter.

•
The net book value of goodwill of $432 million will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

•
We will also be required to perform a transition impairment analysis. We are currently in the process of completing the transitional impairment analysis, which we expect to be completed in the second quarter of 2002. We are currently evaluating the impact to our financial statements. In addition, we will be required to perform an annual impairment test, which we expect to perform in the second quarter of each year.

•
Other intangibles comprising non-compete agreements and purchased technology will continue to be amortized. The net book value of these intangibles at January 1, 2002 was $16 million and amortization in 2002 will be approximately $7 million.

Stock Compensation Expense.    Stock compensation expense increased 126% to $54.9 million in 2001 from $24.3 million in 2000. The increase resulted from the assumption of stock option grants in connection with the

Abatis and Merlin acquisitions, stock option grants made below fair market value to certain key employees, the acceleration of vesting of options held by certain terminated employees, and the voluntary stock option replacement program. In future periods, we will record stock compensation expense using variable accounting, which may fluctuate significantly from period to period, as a result of the voluntary stock option replacement program. The estimated cumulative amount of expense through 2002 that we will record for existing variable awards assuming no cancellations, exercises, or other modifications if our stock price were to increase to $10 or $20 per share would be $57 million or $148 million, respectively.

Interest and Other Income.    Interest and other income decreased 50% to $12.9 million in 2001 from $25.9 million in 2000 due primarily to:

•	The decrease in our cash and cash equivalents, short-term investments, and restricted cash and investments from $434 million at December 31, 2000 to $179 million at December 31, 2001.

•	The decrease in interest rates in 2001 as compared with 2000.

•
An $11.4 million impairment charge taken in Q2 and Q3 2001 against minority investments. The impairment charge resulted from a sustained decline in the market value of such companies. The investments now have a carrying value of $1.6 million at December 31, 2001.

We expect interest income in 2002 to decrease as a result of the expected use of our cash to fund operations.

Interest Expense.    Interest expense increased 26% to $27.1 million from $21.5 million in 2000, due primarily to a full year’s interest expense arising from our issuance of $500 million of 5% convertible subordinated notes in March 2000. On a forward looking basis, we anticipate that, in the absence of any additional debt, interest expense will decrease slightly as a result of the redemption of $22.5 million of our 5% convertible subordinated notes in Q4 2001.

Provision for Income Taxes.    No provisions for income taxes have been recorded, as we have incurred net losses since inception.

Extraordinary Gain on Early Extinguishment of Debt.    We recorded a $10.4 million extraordinary gain on the early extinguishment of debt as a result of our repurchase of approximately $22.5 million of 5% convertible subordinated notes originally issued in March 2000. We may from time to time purchase additional convertible notes if they become available on terms considered favorable to us. The 5% convertible subordinated notes are due immediately at face value upon certain circumstances, including default and a change in control of Redback, as defined.

Results of Operations

Years Ended December 31, 2000 and 1999

Net Revenues.    Our net revenues increased 332% to $278.0 million in 2000 from $64.3 million in 1999. The increase in net revenues in 2000 was primarily a result of increased unit sales of the existing SMS product family, which includes the SMS 1000, SMS 1800, and SMS 500, as well as sales for our two new products introduced in 2000, the SMS 10000 and SmartEdge 800. The increase in sales was attributable to increased worldwide marketplace acceptance of our products and resulting deployment of our products by our carrier and service provider customers, as well as higher average selling prices due to changes in product configurations.

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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Siara had five projects in process that ranged from 24% to 80% complete and Abatis had three projects in process that ranged from 50% to 80% complete. As of December 31, 2001, all such projects have been completed or cancelled.

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

Significant Accounting Policy Judgments and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the telecommunications equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition.    We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

We recognize revenue, generally upon shipment, when all four of the following criteria are met:

•	we have a contract with our customer,

•	when title and risk of loss pass to the customer,

•	when our price is fixed or determinable, and

•	when collection of the receivable is reasonably assured.

For transactions where we have not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. Revenue for installation or other services is recognized upon completion of the service. Maintenance contract revenue is recognized ratably over the period of the contract, which is typically one year. A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected.

Allowance for doubtful accounts.    The allowance for doubtful accounts receivable is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Inventory reserves.    Inventory purchases and commitments are based upon future demand forecasts. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

Long-lived assets.    We review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and the Company’s market capitalization relative to net book value. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. We recorded an impairment charge of $2.7 billion in 2001 for goodwill. If there is a significant decrease in our business in the future, we may be required to record additional impairment charges.

Warranty Reserves.    We accrue for warranty costs based on the expected material and labor costs to fulfill our warranty obligations. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Investment Impairments.    In 2001, we wrote down our investments in three private companies by $11.4 million to $1.6 million to recognize what we believed to be an other-than-temporary decline in the values of these investments. These write downs were based on the value implied in recent funding rounds by investors independent of Redback, or our judgment of their value based on the declines in the market value of comparable public companies. Should these estimates prove to be overly optimistic or pessimistic, the carrying value of the investment may require further adjustment.

Deferred Taxes.    We have incurred significant tax losses since inception and, at December 31, 2001, we have an estimated $662 million of Federal net operating loss carryforwards and $261 million of state operating loss carryforwards available to reduce tax payments in future periods. We have provided a full valuation allowance against our tax assets, given uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. In addition, if we were to be acquired by a third party, these tax losses could be a significant factor in their valuation of the company should they be available to reduce future tax liabilities for the acquiring company.

Stock Compensation.    We are required to use “variable accounting” for options granted under the voluntary stock option replacement program implemented in August 2001, as well as for certain options granted in the six month periods prior to and following the exchange. The related compensation expense will fluctuate significantly from period to period based upon a number of factors including changes in quoted prices of our common stock and actual vesting, exercises, forfeitures and cancellations.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2001 consists of approximately $179 million in cash, cash equivalents, short-term investments and restricted cash and investments. The primary contributors to the reduction in this balance from $434 million at December 31, 2000 were:

•
The purchase of $305 million of inventory and equipment by us or on our behalf by our contract manufacturers to meet demand that was anticipated in 2001, before we experienced a sudden and significant decrease in our forecasted revenue. Approximately $143 million of this inventory was written off in 2001.

•
Investments in property and equipment of $60.8 million, compared to $67.0 million in 2000. This reduction resulted from improved spending controls, as well as our transition from an emphasis on developing products to an emphasis on selling the products we have developed. The fixed asset acquisitions consisted primarily of hardware, capitalized software, leasehold improvements and spares. We expect our capital expenditures to continue to decrease as we maintain our spending controls, and spend only on critical research and development efforts, until we have better visibility into our business prospects. We are currently planning 2002 capital spending to be approximately $30 million.

Included in the $179 million cash balances are restricted cash balances totaling $44 million primarily from the following:

•
In December 2001, we obtained a $12 million line of credit under an agreement with a bank that expires in December 2002. The line of credit is collateralized by restricted cash of $15 million. Borrowings under this line of credit bear interest at an annual rate of 0.5% below the prime rate. We had $12 million outstanding under this line of credit at December 31, 2001. Under the terms of the agreement, we are required to adhere to certain reporting requirements, maintain minimum collateral of 125% of the outstanding borrowings and maintain minimum EBITDA requirements, as defined, of $(14.2) million, $(8.5) million, $3.8 million, and $11.2 million in Q1, Q2, Q3, and Q4 2002, respectively. As of December 31, 2001, these requirements were met.

•	In Q4 2001, we settled a lawsuit with a contract manufacturer, which included the requirement for a letter of credit for $28 million.

In 2000, we raised net proceeds of $486.4 million from our issuance of $500 million of 5% Convertible Subordinated Notes which are convertible at any time and are due in April 2007. In Q4 2001, we redeemed approximately $22.5 million face value and recognized a gain of $10.4 million. The Company may from time to time purchase additional convertible notes if they become available on terms considered favorable to the Company. The 5% convertible subordinated notes are due immediately at face value upon certain circumstances, including default and a change in control of Redback, as defined.

On a forward looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements through the current downturn in the telecommunications market, which is anticipated to last for the next 12–18 months. However, we could elect to raise additional capital in the future, or could be required to raise capital, if certain events occur, including, but not limited to:

•	We fail to meet our revenue targets and continue to incur significant losses.

•	We enter into transactions to restructure our 5% Convertible Subordinated Notes which are due in 2007.

•	We enter into transactions to restructure our building leases.

Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities would likely be dilutive to our stockholders.

In addition, while our cash flow projections contain assumptions about future revenue, we have significant commitments for cash payments that will occur regardless of our revenues as follows (in millions):

	2002	2003-2005	2006-2007	After 2007	Total
Repayment of convertible subordinated notes	$—	$—	$478	$—	$478
Interest on convertible subordinated notes	$24	$72	$30	$—	$126
Lease payments due on properties we occupy	$8	$24	$16	$10	$58
Lease payments due on properties we currently do not occupy	$12	$35	$19	$50	$115
Payment commitments to contract manufacturers for committed inventory	$53	$—	$—	$—	$53
Lease payments due on equipment leases and related borrowings	$1	$1	$—	$—	$2
Payments contracted for IT systems hosting	$4	$10	$—	$—	$14

Related Party Transactions

In 2000, we sold an aggregate of approximately $8.0 million of goods and services to Broadband Office, Inc. One of our directors is a partner in an entity that owns more than 10% of Broadband’s outstanding stock. In 2001 and 2000, we sold an aggregate of approximately $41.5 million and $41.0 million, respectively, of goods and services to Qwest Communications, Inc. (“Qwest”) and purchased an aggregate of approximately $10.5 million and $3.0 million, respectively, of goods and services from Qwest. A director of Redback is also a director of Qwest.

Potential Mergers and Acquisitions

The networking and telecommunications industry is undergoing consolidation, and it is generally believed that a substantial number of companies in the industry will be bought by larger competitors or will merge to form larger businesses. From time to time, companies that would like to buy all our outstanding shares or a minority interest have approached us, and we expect to continue to be approached with similar interest in the future. In the past, we have consulted with investment bankers to assist us in evaluating these expressions of interest and we expect to continue to do so in the future.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combination, and SFAS No. 142, Goodwill and Other Intangible Assets, which require all business combinations to be accounted for under the purchase method of accounting, eliminates the amortization of goodwill and indefinite lived intangibles, and requires an impairment only approach. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We have adopted SFAS No. 141 and are still assessing the impact of SFAS No. 142 as discussed previously in this Form 10-K. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial statements.

In September 2001, the EITF issued EITF 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products. We do not believe that the adoption of EITF 01-09 will have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2001, we maintained cash, cash equivalents, short-term investments, and restricted cash and investments of $179 million, and had debt and capital leases with fixed and variable interest rates totaling $493.0 million. These borrowings are subject to interest rate risk. If interest rates were to change by 10%, the interest payment would increase by an immaterial amount.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. At December 31, 2001, there were no material foreign exchange exposures, and we held no outstanding foreign currency forward contracts. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our foreign currency denominated assets and liabilities indicated that these market movements could affect operating results by up to $2 million. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges.

Impairment of investments in non-publicly traded companies is assessed quarterly based upon the investee company’s business prospects, financial condition, subsequent private financings, liquidity and comparable public company market values. If we determine that an impairment charge is necessary, the cost basis of the investment will be written down and the amount of the write down will be reflected as a charge to earnings in accordance with generally accepted accounting principles. The Company recorded an impairment charge of $11.4 million for certain of its minority investments during 2001. The impairments were determined to be other than temporary based on the significant and sustained deterioration in the business prospects and financial condition of the investees, and the reduced market capitalization of similar public companies. The investments now have a carrying value of $1.6 million at December 30, 2001.

Item 8.    Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of Independent Accountants	38

Consolidated Balance Sheet at December 31, 2001 and 2000	39

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2001	40

Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2001	41

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2001	42

Notes to Consolidated Financial Statements	43

Financial Statement Schedules:

II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001	64

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the two years ended December 31, 2001	65

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Redback Networks Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Redback Networks Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 15, 2002

REDBACK NETWORKS INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$65,642	$31,237
Short-term investments	69,178	402,432
Restricted cash and investments	44,000	—
Accounts receivable, less allowances of $5,842 and $2,889	34,924	96,377
Inventories	67,954	17,207
Other current assets	18,312	23,754

Total current assets	300,010	571,007
Property and equipment, net	93,456	73,677
Goodwill and other intangibles	447,897	4,091,152
Other assets	24,984	34,688

Total assets	$866,347	$4,770,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Borrowings and capital lease obligations, current	$13,538	$3,740
Accounts payable	41,645	64,040
Accrued liabilities	101,832	37,460
Deferred revenue	9,539	11,080

Total current liabilities	166,554	116,320
Convertible notes	477,500	500,000
Other long-term liabilities	84,756	5,057

Total liabilities	728,810	621,377

Commitments (Note 8)

Stockholders’ equity:
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value; 750,000 shares authorized; 157,983 and 153,731 shares issued and outstanding, respectively	5,324,293	5,255,261
Deferred stock compensation	(13,465)	(66,114)
Notes receivable from stockholders	(150)	(1,422)
Accumulated other comprehensive loss	(25,274)	(8,685)
Accumulated deficit	(5,147,867)	(1,029,893)

Total stockholders’ equity	137,537	4,149,147

Total liabilities and stockholders’ equity	$866,347	$4,770,524

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Net revenues	$227,533	$278,010	$64,274
Cost of revenues	279,809	110,716	18,665

Gross profit (loss)	(52,276)	167,294	45,609

Operating expenses:
Research and development(1)	107,599	86,727	21,125
Selling, general and administrative(1)	110,760	82,314	30,208
Impairment of goodwill	2,689,857	—	—
Restructuring charges	104,551	—	—
Amortization of intangibles	994,195	945,475	—
In process research and development	—	40,400	—
Stock compensation expense	54,891	24,277	4,033

Total operating expenses	4,061,853	1,179,193	55,366

Loss from operations	(4,114,129)	(1,011,899)	(9,757)

Other income (expense), net:
Interest and other income	12,887	25,872	2,185
Interest expense	(27,091)	(21,518)	(347)

Other income (expense), net	(14,204)	4,354	1,838

Net loss before extraordinary gain	(4,128,333)	(1,007,545)	(7,919)
Extraordinary gain on early extinguishment of debt	10,359	—	—

Net loss	$(4,117,974)	$(1,007,545)	$(7,919)

Basic and diluted per share amounts:
Net loss before extraordinary gain	$(28.85)	$(8.68)	$(0.15)
Extraordinary gain	0.07	—	—

Net loss	$(28.78)	$(8.68)	$(0.15)

Shares used in computing basic and diluted per share amounts	143,068	116,019	53,388

(1) Amounts exclude stock based compensation as follows:
Research and development	$35,289	$20,150	$1,492
Selling, general and administrative	19,602	4,127	2,541

Total	$54,891	$24,277	$4,033

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Convertible Preferred Stock		Common Stock		Deferred Stock Compensation	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	10,457	$18,884	31,301	$6,741	$(4,731)	$(211)	$—	$(14,429)	$6,254
Issuance of Convertible Preferred Stock, net	63	491	—	—	—	—	—	—	491
Conversion of Preferred Stock to Common Stock	(10,520)	(19,375)	42,081	19,375	—	—	—	—	—
Issuance of Common Stock in initial public offering	—	—	11,500	60,004	—	—	—	—	60,004
Issuance of Common Stock under stock plans	—	—	3,653	2,639	—	—	—	—	2,639
Issuance of Common Stock and warrants for services	—	—	18	342	—	—	—	—	342
Repurchase of Common Stock	—	—	(760)	(31)	—	—	—	—	(31)
Deferred stock compensation	—	—	—	2,568	(2,568)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	4,033	—	—	—	4,033
Payment received on notes receivable from stockholders	—	—	—	—	—	80	—	—	80
Net loss	—	—	—	—	—	—	—	(7,919)	(7,919)	$(7,919)

Comprehensive loss										$(7,919)

Balance at December 31, 1999	—	—	87,793	91,638	(3,266)	(131)	—	(22,348)	65,893
Issuance of Common Stock for acquisitions	—	—	61,462	5,102,018	(63,251)	(6,293)	—	—	5,032,474
Issuance of Common Stock under stock plans	—	—	6,207	37,813	—	—	—	—	37,813
Issuance of Common Stock for warrants	—	—	380	919	—	—	—	—	919
Repurchase of Common Stock	—	—	(2,111)	(1,001)	—	—	—	—	(1,001)
Deferred stock compensation	—	—	—	23,874	(23,874)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	24,277	—	—	—	24,277
Payment received on notes receivable from stockholders	—	—	—	—	—	5,002	—	—	5,002
Unrealized gains on investments	—	—	—	—	—	—	3,467	—	3,467	$3,467
Cumulative translation adjustment	—	—	—	—	—	—	(12,152)	—	(12,152)	(12,152)
Net loss	—	—	—	—	—	—	—	(1,007,545)	(1,007,545)	(1,007,545)

Comprehensive loss										$(1,016,230)

Balance at December 31, 2000	—	—	153,731	5,255,261	(66,114)	(1,422)	(8,685)	(1,029,893)	4,149,147
Issuance of Common Stock for acquisitions	—	—	3,500	55,273	(668)	—	—	—	54,605
Issuance of Common Stock under stock plans	—	—	5,073	12,738	—	—	—	—	12,738
Issuance of Common Stock for warrants	—	—	31	254	—	—	—	—	254
Repurchase of Common Stock	—	—	(4,352)	(2,148)	—	—	—	—	(2,148)
Deferred stock compensation	—	—	—	2,915	1,227	—	—	—	4,142
Amortization of deferred stock compensation	—	—	—	—	52,090	—	—	—	52,090
Payment received on notes receivable from stockholders	—	—	—	—	—	1,272	—	—	1,272
Unrealized losses on investments	—	—	—	—	—	—	(2,103)	—	(2,103)	$(2,103)
Cumulative translation adjustment	—	—	—	—	—		(14,486)	—	(14,486)	(14,486)
Net loss	—	—	—	—	—	—	—	(4,117,974)	(4,117,974)	(4,117,974)

Comprehensive loss										$(4,134,563)

Balance at December 31, 2001	—	$—	157,983	$5,324,293	$(13,465)	$(150)	$(25,274)	$(5,147,867)	$137,537

The accompanying notes are an integral part of these consolidated statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(4,117,974)	$(1,007,545)	$(7,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38,921	14,156	2,615
Amortization of goodwill and other intangible assets	994,195	949,706	—
Impairment of goodwill	2,689,857	—	—
Impairment of minority investment	11,379	—	—
Amortization of deferred stock compensation	54,891	24,277	4,033
Extraordinary gain on early extinguishment of debt	(10,359)	—	—
In-process research and development	—	40,400	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	61,453	(80,948)	(13,087)
Inventories	(50,747)	(12,532)	(3,139)
Other current assets	436	(20,053)	(1,112)
Other assets	2,799	(8,751)	(2,682)
Accounts payable	(18,132)	49,473	7,049
Accrued liabilities	96,144	25,818	5,988
Deferred revenue	(1,541)	996	9,164
Other long-term liabilities	50,638	3,176	—

Net cash provided by (used in) operating activities	(198,040)	(21,827)	910

Cash flows from investing activities:
Purchase of property and equipment	(60,829)	(66,967)	(8,833)
Purchase of short-term investments	(529,713)	(624,581)	(43,072)
Sales of short-term investments	816,863	268,688	—
Other investments	—	(16,395)	—
Acquisitions, net of cash acquired	1,603	(17,241)	—
Investment in restricted cash	—	(5,250)	—
Note receivable from Siara Systems	—	—	(4,029)

Net cash provided by (used in) investing activities	227,924	(461,746)	(55,934)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	486,443	—
Repurchase of convertible notes, net	(12,141)	—	—
Proceeds from issuance of Convertible Preferred Stock, net	—	—	491
Proceeds from issuance of Common Stock, net	10,844	37,731	62,612
Principal payments on capital lease obligations and borrowings	(7,454)	(28,254)	(4,960)
Proceeds from bank borrowings	12,000	—	2,500
Proceeds from stockholder notes receivable	1,272	5,002	80

Net cash provided by financing activities	4,521	500,922	60,723

Net increase in cash and cash equivalents	34,405	17,349	5,699
Cash and cash equivalents at beginning of period	31,237	13,888	8,189

Cash and cash equivalents at end of period	$65,642	$31,237	$13,888

Supplemental cash flow information:
Cash paid for interest	$20,074	$13,580	$347

Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases	$—	$—	$768

Conversion of preferred to Common Stock	$—	$—	$19,375

Issuance of Common Stock in acquisitions	$55,273	$5,102,018	$—

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies:

The Company

Redback Networks Inc. (the “Company” or “Redback”) was incorporated in Delaware in 1996. Redback is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. The Company’s product lines, which consist of the Subscriber Management System™ and the SmartEdge™ product families, combine networking hardware and software. These product families are designed to enable the Company’s customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

The Company’s 2001 Fiscal Year ended on the last Saturday of December (December 29, 2001). However, the date is reflected as December 31, 2001 in the Consolidated Financial Statements for ease of reference.

The Company believes that it maintains adequate cash and investment balances to last through the current downturn in the telecommunications market, which is anticipated to last for the next 12-18 months. However, if its revenues were to be less than anticipated or if its costs were to be greater than anticipated, the Company may need to raise additional funds. There can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Significant estimates in these Consolidated Financial Statements include restructuring reserves, allowances for doubtful accounts receivable, warranty reserves, asset and investment impairments, net realizable value for inventories, and income tax valuation allowances. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the financial statements of Redback and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Revenue recognition

Product sales are recognized as revenue, generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. For transactions where the Company has not yet obtained customer acceptance, revenue is generally deferred until the terms of acceptance are satisfied. Revenue for installation or other services is recognized upon completion of the service. Maintenance contract revenue is recognized ratably over the period of the contract, which is typically one year. A reserve for sales returns is established based on historical trends in product returns. Services revenue was $23,061,000 and $10,570,000 in 2001 and 2000, respectively. Cost of service revenue was $22,279,000 and $10,157,000 in 2001 and 2000 respectively. Services revenue and cost of service revenue in 1999 were not material.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized.

Derivative financial instruments

During 2001, the Company purchased foreign currency forward contracts to mitigate material exposures to inter-company balances, such that gains and losses on these contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. At December 31, 2001, there were no material foreign exchange exposures.

Cash equivalents and investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments in debt securities, including those maturing in greater than 12 months, are classified as short-term investments given the Company’s active portfolio management strategies. Cash equivalents at December 31, 2001 and 2000 include money-market funds and commercial paper totaling $60.4 million and $26.0 million, respectively.

The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Currently, the Company classifies all of its marketable investments as “available-for-sale”. Accordingly, the investments are reported at fair market value with the related unrealized gains and losses included in stockholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income. The fair value of the Company’s investments is based on quoted market prices.

The Company’s short-term investments comprise money market securities, U.S. government and agency obligations, corporate debt securities, asset backed securities, municipal bonds, and foreign government obligations. The specific identification method is used to determine the cost of securities disposed.

The Company also has certain other investments in non-publicly traded companies. These investments are included in other assets and are carried at cost, as the Company does not have the ability to exercise significant influence over the entities’ operations. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During 2001, the Company recorded an impairment charge of $11.4 million for certain of its minority investments due to a sustained and significant decline in the market values of such companies. The investments now have a carrying value of $1.6 million at December 31, 2001.

Restricted cash and investments

As of December 31, 2001, restricted cash and investments of $44 million includes balances legally restricted as to withdrawal and comprise: $15 million collateralizing outstanding borrowings on the Company’s $12 million line of credit; a $28 million letter of credit related to the settlement of a lawsuit with a contract manufacturer, and a $1 million letter of credit related to a facility lease. The Company also has approximately $5 million in long-term restricted cash classified within other assets related to a facility lease.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of risk, foreign operations and significant customers

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, restricted cash and investments and accounts receivable. The Company places its investments with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located in North America and certain foreign countries throughout Europe, Asia and South America. Sales to foreign customers for the years ended December 31, 2001, 2000, and 1999, were denominated in U.S. dollars and accounted for 37%, 29%, and 7%, respectively, of total net revenues. Sales to customers in France exceeded 10% of total revenues in 2001. Sales to customers in any one foreign country did not exceed 10% of total revenues in 2000 or 1999. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

During the year ended December 31, 2001, two customers accounted for 18% and 15% of the Company’s revenue. During the year ended December 31, 2000, two customers accounted for 15% and 10% of the Company’s revenue. During the year ended December 31, 1999, two customers accounted for 11% and 24% of the Company’s revenue. At December 31, 2001, two customers accounted for 25% and 16% of total gross receivables. At December 31, 2000, one customer accounted for 35% of total gross receivables.

The Company currently uses one third-party manufacturer to assemble its products, and certain key components are obtained from single or limited sources of supply.

Fair value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities. The fair value of the Company’s Convertible Subordinated Notes approximates $253 million based on quoted market prices as of December 31, 2001. Other borrowings approximate their fair values given their market rates of interest and maturity schedules. The Company does not hold or issue financial instruments for trading purposes.

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market, under the first-in, first-out method.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or the lease terms.

Internal use software

The Company capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. Capitalized costs are amortized over three years.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangibles

Goodwill and other intangibles are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which range from two to four years.

Long-lived assets

The Company currently evaluates its long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and APB Opinion No. 17, Intangibles Assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Factors the Company considers important that could result in an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any permanent impairment based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of APB No. 25 and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS No. 123. Expense associated with stock-based compensation is amortized on an accelerated basis under FIN 28 over the vesting period of each individual award.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between the tax bases of the Company’s assets and liabilities and their respective financial statement reported amounts using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets unless it is considered to be more likely than not that they will be realized.

Research and development

Research and development costs are charged to operations as incurred. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenues, if greater. The Company defines technological feasibility as the establishment of a working model, which typically occurs upon completion of the “beta” version. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss)

Comprehensive income (loss) includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on investments and the cumulative translation adjustment. At December 31, 2001 and 2000, cumulative translation adjustment was $(26.6) million and $(12.2) million, respectively, and net unrealized gains (losses) on investments was $(2.1) million and $3.5 million, respectively.

Net loss per share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2001	2000	1999
	(in thousands, except per share amounts)
Numerator:
Loss before extraordinary gain	$(4,128,333)	$(1,007,545)	$(7,919)
Extraordinary gain	10,359	—	—

Net loss	$(4,117,974)	$(1,007,545)	$(7,919)

Denominator:
Weighted average common shares outstanding	155,111	138,141	65,948
Weighted average unvested common shares subject to repurchase	(12,043)	(22,122)	(12,560)

Denominator for basic and diluted calculations	143,068	116,019	53,388

Basic and diluted per share amounts:
Loss before extraordinary gain	$(28.85)	$(8.68)	$(0.15)
Extraordinary gain	0.07	—	—

Loss per share	$(28.78)	$(8.68)	$(0.15)

Options to purchase 28,205,261, 22,846,663, and 16,059,750 shares of common stock at an average exercise price of $3.79, $29.86, and $11.25 per share, convertible promissory notes convertible into 2,503,539, 2,621,500 and zero shares of common stock and warrants to purchase 136,140, 324,667, and 118,000 shares of common stock at an average exercise price of $4.34, $1.41, and $5.35 per share for the years ended December 31, 2001, 2000, and 1999, respectively, have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates during the period, with the resulting translation adjustments recorded in accumulated other comprehensive income (loss) within stockholders’ equity. For the periods ended December 31, 2001 and 2000, the Company recorded net foreign currency transaction losses of $721,000 and $228,000, respectively, in other income (expense).

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New accounting pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combination, and SFAS No. 142, Goodwill and Other Intangible Assets, which require all business combinations to be accounted for under the purchase method of accounting, eliminates the amortization of goodwill and indefinite lived intangibles, and requires an impairment only approach. In compliance with SFAS No. 142, the Company is planning on taking the following actions.

•
On January 1, 2002, the Company reclassified $13 million in workforce assets to goodwill and ceased amortizing the resulting goodwill balance of $432 million. Accordingly, there will be no charges for the amortization of goodwill in 2002 or thereafter.

•
The net book value of goodwill of $432 million will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

•
The Company will also be required to perform a transition impairment analysis. The Company is currently in the process of completing the transition impairment analysis, which the Company expects to be completed in the second quarter of 2002. The Company is currently evaluating the impact to its financial statements. In addition, the Company expects to perform its annual impairment test in the second quarter of each year.

•
Other intangibles comprising non-compete agreements and purchased technology will continue to be amortized. The net book value of these intangibles at January 1, 2002 was $16 million and amortization in 2002 will be approximately $7.3 million.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 beginning in fiscal 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

In September 2001, the EITF issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The Company does not believe that the adoption of EITF 01-09 will have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Note 2—Restructuring Charges

Consolidation of facilities

During 2001, the Company recorded a $97 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

Work force reductions

In April and October 2001, the Company announced plans to reduce its workforce by a total of approximately 350 people. The Company recorded a charge of $7.9 million for these termination benefits during the year ended December 31, 2001.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s restructuring related reserves are summarized as follows (in thousands):

	Total Restructuring Charges	Non-cash Charges	Cash Payments	Restructuring Accrual at December 31, 2001
Workforce reduction	$7,922	$—	$7,274	$648
Consolidation of excess facilities	96,628	—	4,090	92,538

Total	$104,550	$—	$11,364	$93,186

The current and long-term portions of the restructuring related reserves are $12,585,000 and $80,601,000, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Note 3—Acquisitions:

On March 8, 2000, the Company and Siara Systems, Inc. (“Siara”) completed their merger. In connection with the merger, the Company issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock. On September 28, 2000, the Company closed the acquisition of Abatis Systems Corporation (“Abatis”). In connection with the acquisition of Abatis, the Company issued 1,632,978 shares of its common stock, a subsidiary of the Company issued 2,440,526 exchangeable shares, which holders may exchange for shares of its common stock on a one-for-one basis at any time, and the Company issued options to purchase 1,162,188 shares of its common stock. The Company has included the exchangeable shares in the number of common shares issued and outstanding. In September 2001, the Company completed its acquisition of Merlin Systems Corporation (“Merlin”). In connection with the merger, the Company issued approximately 3.5 million shares of it commons stock.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Siara had five projects in process that ranged from 24% to 80% complete. As of December 31, 2001, all such projects have been completed or cancelled.

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

The purchase price, including the value of options issued in connection with the acquisition and professional fees directly related to the acquisition, was approximately $656 million. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

Tangible assets acquired	$5,421
Identifiable intangibles acquired:
In-process research and development	25,100
Existing technology	12,042
In-place workforce	3,200
Goodwill	566,893
Deferred stock compensation	63,251
Liabilities assumed	(19,987)

Total purchase price	$655,920

Amounts allocated to the in-place workforce are being amortized over an estimated useful life of three years. Amounts allocated to existing technology and goodwill are being amortized over their estimated useful lives of four years.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the date of the acquisition, Abatis had three projects in process that ranged from 50% to 80% complete. As of December 31, 2001, all such projects have been completed or cancelled.

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

	Years Ended December 31,
	2000	1999
	(in thousands, except per share data)
Net revenues	$278,474	$64,274
Net loss	$(1,332,907)	$(1,344,653)
Basic and diluted net loss per share	$(10.39)	$(14.87)
Shares used in basic and diluted net loss per share calculation	128,305	90,421

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merlin Systems

In September 2001, the Company completed the acquisition of Merlin, for an aggregate purchase price of approximately $55.8 million, comprising approximately 3.5 million shares of its common stock and the assumption of options and warrants in exchange for all of the outstanding shares of Merlin’s common stock, as well as costs directly related to the acquisition. The preliminary allocation of the purchase price was as follows: $3.9 million for tangible assets acquired, $400,000 for non compete agreements which are being amortized over an estimated useful life of two years, goodwill of $59.3 million which is not being amortized pursuant to the provisions of SFAS No. 142, $668,000 for deferred stock compensation and $8.4 million for liabilities assumed. Merlin was developing a product to expand the Company’s SmartEdge product line.

The Company had agreements with Merlin, which included a “put/call option” under which the Company could have offered, or been required, to acquire Merlin at prices between $53 million and $958 million, depending on product development and sales milestones. As part of the acquisition, the “put/call” agreement was terminated, and the terms of the acquisition were substantially lower than the Company could have been required to pay under the “put/call” agreement. Immediately after the acquisition, the Company discontinued development and marketing of certain Merlin products based on the limited near-term prospects for such products. The acquisition was accounted for as a purchase and the results of Merlin’s operations have been combined with those of the Company since the date of acquisition. Pro forma financial results are not presented as Merlin’s results of operations were considered not material to the Company’s results of operations.

Note 4—Balance Sheet Components:

Short-term investments at December 31, 2001 (in thousands):

	Cost	Unrealized gain	Unrealized loss	Fair value
Asset backed obligations	$24,389	$312	$—	$24,701
Municipal bonds	2,588	40	—	2,628
Corporate bonds	75,106	919	(83)	75,942
U.S. government & agency obligations	9,836	151	(13)	9,974
Foreign obligations	5,145	38	—	5,183

Subtotal	$117,064	$1,460	$(96)	118,428
Less current restricted cash and investments				(44,000)
Less long-term restricted cash and investments included in other assets				(5,250)

Total				$69,178

The contractual maturities of available for sale debt securities held on December 31, 2000 are as follows (in thousands):

Total
Due December 31, 2002 or earlier	$22,818
Due from January 1, 2003 to December 31, 2003	36,239
Due from January 1, 2004 and thereafter	59,371

Total	$118,428

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other significant balance sheet components (in thousands):

	December 31,
	2001	2000
Inventories
Raw materials and work in process	$22,257	$7,453
Finished assemblies	45,697	9,754

	$67,954	$17,207

Property and equipment, net
Machinery and computer equipment	$77,929	$47,703
Software	28,918	12,155
Leasehold improvements	21,651	19,180
Spares	11,519	9,419
Furniture and fixtures	8,943	4,283

	148,960	92,740
Less: Accumulated depreciation and amortization	(55,504)	(19,063)

	$93,456	$73,677

Goodwill and other intangible assets
Goodwill	$465,627	$4,974,316
Existing technology	23,871	25,842
Workforce	30,271	30,700
Non-compete agreements	10,400	10,000

	530,169	5,040,858
Less: Accumulated amortization	(82,272)	(949,706)

	$447,897	$4,091,152

Other assets
Deferred financing costs	$10,744	$13,046
Minority investments	1,621	13,245
Restricted cash, long-term	5,250	5,250
Deposits	7,369	3,147

	$24,984	$34,688

Accrued liabilities
Accrued compensation	$10,729	$19,694
Accrued interest payable	5,969	6,250
Accrued restructuring, current	12,585	—
Accrued inventory related commitments	44,922	—
Other	27,627	11,516

	$101,832	$37,460

Other long-term liabilities
Accrued restructuring, long-term	$80,601	$—
Other	4,155	5,057

	$84,756	$5,057

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sold receivables to a bank in the amount of $5.4 million in September 2000. The Company received net proceeds of $5.2 million. The difference of $239,000 was recorded as interest expense.

Property and equipment includes $2.2 million and $3.0 million of computer equipment, internal-use software and furniture and fixtures under capital leases at December 31, 2001 and 2000, respectively. Accumulated amortization of assets under capital leases totaled $270,000 and $2.5 million at December 31, 2001 and 2000, respectively.

Note 5—Related Party Transactions:

In 2000, the Company sold an aggregate of approximately $8.0 million of goods and services to Broadband Office, Inc. (“Broadband”). A director of the Company is a partner in an entity that owns more than 10% of Broadband’s outstanding stock. In 2001 and 2000, the Company sold an aggregate of approximately $41.5 million and $41.0 million, respectively, of goods and services to Qwest Communications, Inc. (“Qwest”) and purchased an aggregate of approximately $10.5 million and $3.0 million, respectively, of goods and services from Qwest. A director of the Company is also a director of Qwest.

Note 6—Income Taxes:

The Company recorded no income tax provision or benefit in 2001, 2000, and 1999, as the Company has reported net losses since inception and has provided a full valuation allowance on its net deferred tax assets. The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before taxes as follows:

	Years Ended December 31,
	2001	2000	1999
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(5.8)	(0.9)	(5.7)
Research and investment tax credits	(0.1)	(0.8)	(1.2)
Non-deductible acquisition related charges	35.8	30.5	—
Increase in valuation allowance	4.2	3.4	41.9
Other	0.9	2.8	—

Provision for income taxes	0.0%	0.0%	0.0%

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$263,862	$213,878
Tax credit carryforwards	23,926	28,342
Reserves and accruals	129,518	14,925

	417,306	257,145
Valuation allowance	(408,048)	(236,922)

	9,258	20,223

Deferred tax liabilities:
Depreciation and amortization	—	(943)
Intangible assets	(9,258)	(19,280)

	(9,258)	(20,223)

Net deferred tax assets	$—	$—

At December 31, 2001, the Company’s net operating loss carryforwards for federal and state income tax purposes were approximately $662 million and $261 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the state net operating loss carryforwards will begin to expire in 2004. At December 31, 2001, the Company’s federal, state and foreign tax credit carryforwards for income tax purposes were approximately $7 million, $11 million and $5 million, respectively. If not utilized, these tax credit carryforwards will begin to expire in 2011. Of these net operating loss and tax credit carryforwards, approximately $279 million have resulted from the exercise of employee stock options. When recognized, the tax benefit of the loss and tax credit carryforwards from the exercise of employee stock options will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets such that a full valuation allowance has been recorded.

Note 7—Convertible Notes and Other Borrowings:

In December 2001, the Company entered into a $12 million line of credit under an agreement with a bank that expires in December 2002. The line of credit is collateralized by restricted cash of 125% of the outstanding borrowings ($15 million at December 31, 2001). Borrowings under this line of credit bear interest at an annual rate of 0.5% below the prime rate. The Company had $12 million outstanding under this line of credit at December 31, 2001. Under the terms of the agreement, the Company is required to adhere to certain reporting requirements, maintain minimum collateral and maintain minimum EBITDA, requirements, as defined, of $(14.2) million, $(8.5) million, $3.8 million, and $11.2 million for the quarters ended March 31, June 30, September 30, and December 31, 2002, respectively. As of December 31, 2001, all of the above named requirements were met.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During March 2000, the Company issued $500 million of Convertible Notes due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes are subordinated to all existing and future senior debt and to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. On or after the third business day after April 1, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price plus accrued interest. However, the notes will not be redeemed on or after the third business day after April 1, 2003 and before April 1, 2005 unless the closing price for the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. The Company paid approximately $14.5 million for debt issuance costs related to the Convertible Notes. The repayment of the 5% Convertible Notes will be accelerated and due immediately upon a change in control of the Company. In October 2001, the Company recorded a $10.4 million extraordinary gain on the early extinguishment of debt, as a result of its repurchase of approximately $22.5 million of 5% Convertible Notes originally issued in March 2000.

At December 31, 2001, the Company has other borrowings of $1,240,000, of which $767,000 is recorded as current. These borrowings have interest rates ranging from 8.5% to 14.8% and require periodic principal and interest payments through 2003.

Note 8—Leases and Commitments:

Legal Matters

In October 2001, the Company was served with notice that Arrow Electronics, Inc. (“Arrow”) had commenced an action seeking damages in excess of $54 million relating to inventory procured and manufactured on behalf of the Company. In November 2001, Arrow and the Company entered into an agreement to settle these claims, under which the Company took possession of the inventory, and agreed to make payments over four quarters, guaranteed, in part, by a $28 million letter of credit.

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain of the Company’s products infringed five identified Nortel patents. After investigating Nortel’s claims, the Company filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that the Company does not infringe any valid claim of the those patents.

Inventory Commitments

In addition to amounts accrued in the consolidated financial statements, the Company has future commitments for inventory of approximately $20 million.

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2012 and 2004, respectively. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for 2001, 2000, and 1999 was $16.5 million, $5.8 million and $1.2 million, respectively, and does not include the expense for facilities that the Company does not occupy.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Year Ended December 31,
2002	$1,222	$19,600
2003	945	20,500
2004	288	20,400
2005	—	17,700
2006	—	17,700
2007 and thereafter	—	77,500

Total minimum lease payments	2,455	$173,400

Less: Amount representing interest	235

Present value of capital lease obligations	2,220
Less: Current portion	771

Non-current portion of capital lease obligations	$1,449

Note 9—Stockholders’ Equity:

Preferred Stock

The Company had various series of Preferred Stock in the amount of $19.4 million, which were converted to Common Stock upon the closing on the Company’s initial public offering.

Common Stock

In May 1999, the Company completed its initial public offering of 11,500,000 shares of common stock for net proceeds of approximately $60 million.

At December 31, 2001 and 2000, there were approximately 7,063,000 and 18,046,000 shares of common stock outstanding, respectively, subject to repurchase at the original purchase or option exercise price in the event that the service of the purchaser or optionee terminates for any reason. The Company’s repurchase right generally lapses as the purchaser or optionee performs services over a four-year period. The right generally lapses with respect to one-quarter of the shares after 12 months of service and with respect to  1/48 of the shares each month thereafter. In certain cases, the right of repurchase lapses on an accelerated basis in the event of a change in control. The shares generally are not transferable and are held in escrow while they remain subject to the Company’s right of repurchase. The Company has repurchased 4,352,000 and 2,111,000 shares of its common stock during 2001 and 2000, respectively from terminated employees under the terms of the original agreements.

The Company issued 18,400 shares of common stock to consultants in 1999. Grants to non-employee service providers and other non-employees were vested at the date of issuance. The fair value of the common stock issued was determined to be $107,000 in 1999, based on the fair value of the services received or common stock issued, whichever was more reliably measurable, and has been recognized in general and administrative expenses. No shares were issued to consultants in 2001 or 2000.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

Warrants to purchase 136,140 shares of common stock with an average exercise price of $4.34 remain outstanding at December 31, 2001. Warrants to purchase a total of 56,140 shares of common stock expire in December 2004. Warrants to purchase 80,000 shares of common stock expire in July 2005.

Stock-Based Compensation Plans

Employee stock option plans

As of December 31, 2001, the Company’s 1999 Stock Incentive Plan (“1999 Plan”), the 2001 Employee Option Plan (“2001 Plan”) and the 1997 Stock Plan (“1997 Plan”) allowed for the issuance of up to 72,863,645 shares of Common Stock. In January 2002, 10,000,000 additional shares became available for issuance through the automatic increase provision in the 1999 Plan. On May 16, 2001, the stockholders approved an amendment to the 1999 Plan to provide for increases in the number of shares of common stock reserved for issuance under the 1999 Plan from 16,000,000 shares to 18,000,000 shares and to change the number of shares of the Company’s common stock by which the share reserve for the 1999 Plan will automatically increase on an annual basis from the lesser of 10,000,000 shares or 5% of the total number of shares of the Company’s common stock outstanding at the time of the increase to 10,000,000 shares of the Company’s common stock. The 1999 Plan allows grants of incentive stock options, non-qualified stock options and restricted stock to employees, non-employee board members and consultants.

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

1999 directors’ plan

As of December 31, 2001, the Company’s 1999 Directors’ Plan allowed for the issuance of up to 2,260,000 shares. In January 2002, 360,000 additional shares became available for issuance through this plan’s automatic annual increase provision.

Employee patent awards program

Effective August 1, 2000, the Company adopted the Redback Employee Patent Awards Program (“Patent Plan”) and has reserved 20,000 shares of common stock for issuance under this plan to employees who produce patentable technology and who then assist in the procurement of a patent by the Company. No shares were issued under the plan during 2001.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents activity under the Company’s stock option plans (in thousands, except average exercise price):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price
Balance at December 31, 1998	8,259	$0.37
Options granted	11,011	16.30
Options exercised	(2,832)	0.44
Options cancelled	(538)	1.10

Balance at December 31, 1999	15,900	11.26
Options related to acquisitions	5,804	25.92
Options granted	13,592	105.22
Options exercised	(5,483)	5.74
Options cancelled	(1,694)	51.84

Balance at December 31, 2000	28,119	58.08
Options granted	48,546	11.18
Options exercised	(4,262)	15.32
Options cancelled	(38,898)	50.05

Balance at December 31, 2001	33,505	$6.87

There were 17.5 million, 16.2 million, and 9.0 million shares available for grant at December 31, 2001, 2000, and 1999, respectively.

	Options Outstanding at December 31, 2001			Options Exercisable at December 31, 2001
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0.07–$ 3.56	6,703	6.9 years	$2.07	3,085	$1.79
$ 3.60	10,907	4.8 years	3.60	749	3.60
$ 3.76–$ 4.16	3,289	8.5 years	4.01	410	4.04
$ 4.17	9,390	5.4 years	4.17	2,275	4.17
$ 4.23–$ 10.97	1,508	8.1 years	5.73	784	5.08
$13.88–$169.75	1,708	8.8 years	67.83	944	85.71

	33,505	7.1 years	$6.87	8,247	$12.64

Other equity grants

In 2001, the Company issued options to purchase a total of 7,500,000 shares of common stock to two executive officers at the exercise price of $4.17 per share, which was the fair market value on the date of grant, outside of the Company’s option plans. These options were outstanding as of December 31, 2001. These options vest as follows: 1.0 million over four years and 6.5 million over three years.

In 2001, the Company awarded 500,000 restricted shares to an executive officer of the Company. The 500,000 restricted shares are subject to a one year right of forfeiture. The right of forfeiture lapses and the shares become unrestricted at the rate of  1/12 per month as he completes each month of continuous service as an employee, consultant or director of the Company or a subsidiary of the Company. Notwithstanding the forgoing, his shares will not vest and shall not become unrestricted during any period where the Company’s then current Insider Trading Policy would not allow him to immediately sell the shares on the open market.

Employee stock purchase plan

As of December 31, 2001, the Company has the 1999 Employee Stock Purchase Plan (“Purchase Plan”), which allows for the issuance of 6,830,268 shares of the Company’s common stock. The Purchase Plan has an automatic renewal feature on May 1st of each year, whereby the shares authorized under the Purchase Plan shall be automatically increased by the number of shares necessary to cause the number of shares then available for purchase to be restored to 6,000,000. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock on every October 31 and April 30. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During 2001 and 2000, 811,359 and 705,755 shares were purchased at average per share prices of $6.84 and $8.72, respectively.

Key employee program

On January 22, 2001, Redback granted options to acquire 5,114,419 shares to employees at $40 per share under the 1999 and 2001 Plans. The Company provided certain of those employees with the choice of keeping the award or canceling the award, along with certain other awards, including all awards during the preceding six months, in return for a future grant to be made at least six months from date of cancellation. The employee elections were made prior to March 3, 2001. The replacement grant for a total of 1,917,136 shares was made on September 4, 2001. The exercise price for the options of $4.04 was the closing price for the Company’s Common Stock on September 4, 2001. To be eligible for the grant in September, an employee must have provided continuous service to the Company through September 4, 2001.

Salary for stock option program

On July 30, 2001, the Company announced a plan to reduce the salaries of its executives, and certain other employees who elect to participate by 10%-25% in exchange for stock options issued under terms pursuant to the program. The salary reduction is effective between August 16, 2001 and March 31, 2002. The number of options issued was determined by dividing the salary reduction amount by an amount equal to two thirds of the market price of the Company’s stock at the date of the grant. The exercise price of the options was one third of that market price. Employees leaving the company voluntarily before August 16, 2002 will forfeit the options and will not receive reimbursement of the salary reduction. The Company recorded deferred stock compensation of approximate $873,000, representing the difference between the exercise price of the options and the fair market value of the Company’s stock on the date the options were granted. The deferred stock compensation is being amortized to expense over the one-year vesting period.

Stock option replacement program

On August 8, 2001, the Board of Directors approved a voluntary stock option replacement program in which eligible employees were offered the opportunity to replace certain outstanding stock options to purchase shares of the Company’s common stock that were granted before August 1, 2001 and which had an exercise price of more than $6.50 per share with new non-qualified stock options to be granted under the Company’s 1999 Stock Incentive Plan, as amended. Members of the Board of Directors were not eligible to participate in the program. The Company commenced the offer on September 6, 2001 and the offer expired on October 12, 2001. The new options were granted on October 15, 2001. The number of shares subject to the new options granted to each eligible participating employee was determined according to the exercise price of the options tendered. The replacement ratios were as follows: (i) an old option to purchase stock with an exercise price of $40.00 per share or less was replaced with a new option for the same number of shares; (ii) an old option to purchase stock with an exercise price between $40.01 per share and $80.00 per share was replaced with a new option equal to one (1) share for every five (5) shares covered by the old option; and (iii) an old option to purchase stock with an exercise price above $80.00 per share was replaced with a new option equal to one (1) share for every ten (10) shares covered by the old option. For executive officers who participated in the offer, the exercise price of the new options is $4.17 per share, and for non-executive officer employees who participated in the offer; the exercise price of the new options is $3.60 per share. In addition, the term of each new option is for a maximum of five years, and the vesting start date for each new option is August 8, 2001. The type of vesting schedule (i.e. 48 month, 12 month, etc.) of each new option is the same type as that of the old option it replaced.

Pursuant to the terms and conditions of the offer, a total of 737 eligible optionees participated in the program. The Company accepted for cancellation options to purchase 21,132,820 shares of Common Stock, and granted new options to purchase 14,205,557 shares of Common Stock. The program results in variable accounting treatment for all of the options subject to the offer, as well as for certain options granted in the six month periods prior to and following the exchange. The related stock compensation expense will fluctuate based on a number of factors including changes in quoted prices for the Company’s Common Stock and actual vesting, exercises, forfeitures and cancellations.

Fair value disclosures

The Company applies the provisions of APB No. 25 and related interpretations in accounting for employee stock based compensation arrangements. For the years ended December 31, 2001 and 2000, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows:

	Years Ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Net loss:
As reported	$(4,117,974)	$(1,007,545)	$(7,919)
Pro forma	$(4,353,370)	$(1,232,495)	$(31,642)
Net loss per share—basic and diluted:
As reported	$(28.78)	$(8.68)	$(0.15)
Pro forma	$(30.43)	$(10.62)	$(0.59)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Employee Stock Option Plans Years Ended December 31,
	2001	2000	1999
Expected life (years)	3	3	3
Risk free interest rate	4%	7%	5%
Expected volatility	65%	65%	65%
Dividend yield	—	—	—

	Employee Stock Purchase Plan Years Ended December 31,
	2001	2000	1999
Expected life (years)	2	2	2
Risk free interest rate	4%	7%	5%
Expected volatility	65%	65%	65%
Dividend yield	—	—	—

Because additional stock options are expected to be granted each year and given the variable accounting of a substantial portion of the Company’s options as described above, the above pro forma amounts are not necessarily representative of pro forma effects that may be reported in future years.

The weighted average fair value of options granted were as follows:

	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Year Ended December 31, 2001
Exercise price greater than market value	$4.21	$1.88
Exercise price equal to market value	$11.65	$6.77
Exercise price less than market value	$0.73	$4.72
Year Ended December 31, 2000
Exercise price equal to market value	$106.67	$90.91
Exercise price less than market value	36.45	53.14
Year Ended December 31, 1999
Exercise price equal to market value	$24.89	$11.76
Exercise price less than market value	3.55	1.08

Deferred Stock Compensation

In the years ended December 31, 2001, 2000, and 1999, the Company recorded deferred stock compensation of $3.8 million, $23.9 million, and $2.6 million, respectively, related to the issuance of stock options and restricted shares at prices below fair market value. In addition, the Company recorded deferred stock compensation of $668,000 in the acquisition of Merlin. These charges are being amortized over the vesting period. The Company also reversed deferred stock compensation related to terminated employees in the amount of $5.0 million in 2001. Deferred stock compensation is being amortized to expense over the vesting period.

Preferred Share Purchase Right

On June 12, 2001, the Board of Directors approved a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of its Common Stock. The Rights become exercisable, at an initial exercise price of $83.28, if a person or group acquires 15 percent or more, or announces a tender offer for 15 percent or more, of the Common Stock. Each Right entitles its holder to purchase a number of shares of Common Stock having a market value at that time of twice the Right’s exercise price. Rights held by the Acquiring Person will become void. If the Company is acquired in a merger or other business combination transaction after a person acquires 15 percent or more of the Company’s Common Stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the Right’s exercise price. The Company may redeem the Rights at $.0001 per Right at any time. The dividend was distributed on July 15, 2001 to shareholders of record on June 27, 2001 and no amount was recorded in the consolidated financial statements for this dividend. The Rights will expire in ten years.

Note 10—Employee Benefit Plan:

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions made by the Company are determined annually by the Board of Directors. The Company match was approximately $718,000 in 2001. Prior to 2001, the Company had not contributed any amount to the plan since its inception. The Company is not planning to make a contribution to this plan in 2002.

Note 11—Geographic Information:

Net revenue and net long-lived assets classified by major geographic areas in which the Company operates were as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net revenue:
United States	$142,255	$196,210	$59,854
International	85,278	81,800	4,420

Total	$227,533	$278,010	$64,274

	December 31,
	2001	2000	1999
Net long-lived assets:
United States	$551,273	$3,675,646	$17,107
Canada	13,722	523,750	—
Other	1,342	121	—

Total	$566,337	$4,199,517	$17,107

France was the only single country outside of the United States that represented more than 10% of the Company’s total net revenues during 2001. No single country outside the United States represented more than 10% of the Company’s total net revenues during the years ended December 31, 2000 and 1999.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT
(in thousands)

Allowance for Doubtful Accounts

For the Year Ended:	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Deductions	Balance at End of Period
December 31, 1999	$340	$929	$120	$1,149
December 31, 2000	1,149	2,198	458	2,889
December 31, 2001	2,889	5,676	2,723	5,842

SUPPLEMENTARY FINANCIAL DATA (Unaudited)
(in thousands, except per share amounts)

	For the three months ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net revenues	$34,163	$48,728	$80,558	$114,561	$90,937	$59,427	$37,001	$40,168
Gross profit (loss)	25,866	33,876	47,634	59,918	13,158	(47,179)	(32,836)	14,581
Loss before extraordinary gain	(85,237)	(286,660)	(308,094)	(327,554)	(400,464)	(460,116)	(3,158,233)	(109,520)
Extraordinary gain	—	—	—	—	—	—	—	10,359
Net loss	(85,237)	(286,660)	(308,094)	(327,554)	(400,464)	(460,116)	(3,158,233)	(99,161)
Basic and diluted per share amounts:
Net loss before extraordinary gain	$(0.96)	$(2.41)	$(2.50)	$(2.47)	$(2.92)	$(3.26)	$(21.71)	$(0.74)
Extraordinary gain	—	—	—	—	—	—	—	$0.07
Net loss per share	$(0.96)	$(2.41)	$(2.50)	$(2.47)	$(2.92)	$(3.26)	$(21.71)	$(0.67)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

The C ompany’s Proxy Statement for its Annual Meeting of Stockholders, to be held on May 8, 2002, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company’s executive officers who are not directors, which is included in “Item 1. Business—Executive Officers of the Registrant.”

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements.    The consolidated financial statements of the Registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2)  Schedule II Valuation and Qualifying Account.    The Schedule II Valuation and Qualifying Account is included on page 64 of this Annual Report on Form 10-K.

(a)(3)  Exhibits:

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on May 15, 2001).
3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-74479), as amended).
4.1	Specimen common stock certificate (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-74479), as amended).
4.2	Investors’ Rights Agreement dated as of July 2, 1998 (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-4 (File No. 333-95947), as amended).
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

4.8
Rights Agreement, dated as of June 12, 2001, between Redback Networks Inc., and US Stock Transfer Corporation, as Rights Agent (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2001).

4.9
First Supplemental Indenture, dated as of May 8, 2001, between Redback Networks, Inc. and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association, as trustee (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

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

10.3
Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001 ).

10.4
Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.5
First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of December 18, 2000 (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.6
Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 2, 2000 (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.7
First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000 (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.8
Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 27, 1999 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 (File No. 333-95947), as amended).

Exhibit Number	Description
10.9
First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000 (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

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

10.12
Second Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000 (which is incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.13
Lease Agreement by and between Redback Networks Inc. and 2725312 Canada Inc., dated as of October 3, 2000 (which is incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

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

10.17
Letter re: Terms of Employment between Redback Networks Inc. and Dennis P. Wolf (which is incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.18
Employment Agreement between Redback Networks Inc. and Kevin A. DeNuccio, dated
August 17, 2001 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2001).

10.19(1)	Redback Networks Inc. Non Plan Notice of Stock Option Grant to Kevin A. DeNuccio, dated August 29, 2001.

10.20(1)	Redback Networks Inc. 1999 Stock Incentive Plan Notice of Restricted Stock Award to Kevin A. DeNuccio dated August 29, 2001.

10.21(1)	Employment Agreement between Redback Networks Inc. and Georges Antoun, dated August 22, 2001.

10.22(1)	Employment Agreement between Redback Networks Inc. and Joel Arnold, dated December 17, 2001.

10.23(1)	Partial Surrender of Lease and Lease Modification Agreement between Redback Networks Inc. and 2725312 Canada Inc. dated March 11, 2002.

Exhibit Number	Description
10.24(1)	Manufacturing Services Letter Agreement between Redback Networks Inc. and Jabil Circuit, Inc dated September 14, 2000.
10.25(1)	Redback Networks Inc. Non Plan Notice of Stock Option Grant to Georges Antoun, dated August 29, 2001.
12.1(1)	Computation of the ratio of earnings to fixed charges.
21.1(1)	List of Subsidiaries.
23.1(1)	Consent of Independent Accountants.
25.1	Statement of Eligibility of Trustee (which is incorporated herein by reference to Exhibit 25.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-29692), as amended).
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

99.4	Employee Patent Awards Program (which is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-55076), as amended).
99.5	Form of Written Compensatory Agreement (which is incorporated herein by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-55076), as amended).
99.6	Siara Systems, Inc. 1998 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.6 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).
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

(1)	As filed herewith.

(b)	Reports on Form 8-K

On March 13, 2002, the Company filed a Current Report on Form 8-K to report that it has changed its fiscal year from a 52/53-week fiscal year, to a calendar fiscal year that commences on January 1 and ends December 31, effective in 2002.

On March 7, 2002, the Company filed a Current Report on Form 8-K to report that a class action lawsuit against the Company filed in July 2000 was dismissed by the United States District Court for the Southern District of New York.

On January 22, 2002, the Company field a Current Report on Form 8-K to report the announcement of its financial results for the fourth fiscal quarter and full year 2001.

On November 20, 2001, the Company filed a Current Report on Form 8-K to report that it had reached a settlement with Arrow Electronics in regards to the claim by Arrow seeking damages in excess of $54 million relating to inventory procured and manufactured on behalf of the Company,

On October 17, 2001, the Company filed a Current Report on Form 8-K to report the announcement of its financial results for its quarter ending September 30, 2001.

On October 11, 2001, the Company filed a current report on Form 8-K to report that Arrow Electronics had commenced an action against the Company, seeking damages in excess of $54 million relating to inventory procured and manufactured on behalf of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBACK NETWORKS INC. (Registrant)

March 27, 2002	By:	/s/ KEVIN A. DENUCCIO
Kevin A. DeNuccio Director, Chief Executive Officer and President

Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KEVIN A. DENUCCIO Kevin A. DeNuccio	Director, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2002

/s/ DENNIS P. WOLF Dennis P. Wolf	Chief Financial Officer, Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 27, 2002

/s/ GAURAV GARG Gaurav Garg	Director	March 27, 2002

/s/ PROMOD HAQUE Promod Haque	Director	March 27, 2002

/s/ VINOD KHOSLA Vinod Khosla	Director	March 27, 2002

/s/ WILLIAM KURTZ William Kurtz	Director	March 27, 2002

/s/ PIERRE R. LAMOND Pierre R. Lamond	Director, Chairman of the Board	March 27, 2002

/s/ DONALD LISTWIN Donald Listwin	Director	March 27, 2002

/s/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Director	March 27, 2002