Form 10-Q
period 2002-03-31
REDBACK NETWORKS INC
filed 2002-04-22
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-25853

REDBACK NETWORKS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0438443
(State of incorporation)	(IRS Employer Identification No.)

300 Holger Way, San Jose, CA 95134
(Address of principal executive offices, including ZIP code)

(408) 750-5000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares outstanding of the Registrant’s Common Stock as of April 8, 2002 was 158,052,626 shares, including 80,585 shares issuable in exchange for our subsidiary’s exchangeable shares.

REDBACK NETWORKS INC.

FORM 10-Q
March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$59,548	$65,642
Short-term investments	59,453	69,178
Restricted cash and investments	37,000	44,000
Accounts receivable, less allowance for doubtful accounts of $5,800 and $5,842	25,867	34,924
Inventories	53,471	67,954
Other current assets	16,337	18,312

Total current assets	251,676	300,010
Property and equipment, net	80,811	93,456
Goodwill	431,684	419,064
Other intangibles, net	13,589	28,833
Other assets	27,265	24,984

Total assets	$805,025	$866,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings and capital lease obligations, current	$13,434	$13,538
Accounts payable	28,026	41,645
Accrued liabilities	90,688	101,832
Deferred revenue	12,544	9,539

Total current liabilities	144,692	166,554
Convertible notes	477,500	477,500
Other long-term liabilities	76,794	84,756

Total liabilities	698,986	728,810

Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.0001 par value; 750,000 shares authorized; 158,386 and 157,983 shares issued and outstanding, respectively	5,326,124	5,324,293
Deferred stock-based compensation	(11,389)	(13,465)
Notes receivable from stockholders	(97)	(150)
Accumulated other comprehensive loss	(26,031)	(25,274)
Accumulated deficit	(5,182,568)	(5,147,867)

Total stockholders’ equity	106,039	137,537

Total liabilities and stockholders’ equity	$805,025	$866,347

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Product revenue	$34,639	$85,742
Service revenue	5,933	5,195

Total revenue	40,572	90,937

Product cost of revenue	20,174	70,882
Service cost of revenue	4,662	6,897

Total cost of revenue	24,836	77,779

Gross profit	15,736	13,158

Research and development (1)	22,247	29,711
Selling, general and administrative (1)	18,544	30,842
Restructuring charges	—	23,250
Amortization of intangibles	984	315,441
Stock-based compensation	3,165	17,901

Operating expenses	44,940	417,145

Loss from operations	(29,204)	(403,987)

Interest and other income, net	1,006	10,903
Interest expense	(6,503)	(7,380)

Other income (expense), net	(5,497)	3,523

Net loss	$(34,701)	$(400,464)

Basic and diluted net loss per share	$(0.23)	$(2.92)

Shares used in computing basic and diluted net loss per share	152,284	137,121

(1) Amounts exclude stock-based compensation as follows:
Research and development	$1,843	$15,147
Selling, general and administrative	1,322	2,754

	$3,165	$17,901

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,701)	$(400,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,468	8,064
Amortization of goodwill and other intangibles	2,514	316,919
Stock-based compensation	3,165	17,901
Changes in assets and liabilities:
Accounts receivable, net	9,057	6,211
Inventories	14,483	(17,659)
Other current assets	2,046	(7,614)
Other assets	(1,531)	(3,865)
Accounts payable	(11,856)	17,241
Accrued liabilities	(11,145)	23,943
Deferred revenue	3,005	2,479
Other long-term liabilities	(2,664)	15,188

Net cash used in operating activities	(17,159)	(21,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,462)	(28,267)
Purchases of short-term investments	—	(280,231)
Sales of short-term investments	15,402	408,700

Net cash provided by investing activities	10,940	100,202

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	596	781
Principal payments under capital lease obligations and borrowings	(524)	(3,182)
Proceeds from the repayment of notes receivable from stockholders	53	912

Net cash provided by (used in) financing activities	125	(1,489)

Net change in cash and cash equivalents	(6,094)	77,057
Cash and cash equivalents at beginning of period	65,642	31,237

Cash and cash equivalents at end of period	$59,548	$108,924

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$54	$149

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business

Redback Networks Inc. (the “Company” or “Redback”) is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. The Company’s product lines, which consist of the Subscriber Management System TM (“SMS”) and SmartEdge TM product families, combine networking hardware and software. These product families are designed to enable the Company’s customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the audited financial statements included in the Company’s 2001 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results for the entire fiscal year. Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

The Company believes that it maintains adequate cash and investment balances to last through the current downturn in the telecommunications market, which is anticipated to last for the next 12-18 months. However, if its revenue were to be less than anticipated or if its costs were to be greater than anticipated, the Company may need to raise additional funds. There can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Significant estimates in these unaudited condensed consolidated financial statements include, but are not limited to, restructuring reserves, allowances for doubtful accounts receivable, warranty reserves, asset and investment impairments, net realizable value of inventories, and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

Fiscal Calendar

Effective January 1, 2002, the Company adopted a calendar year which ends on December 31, 2002. In fiscal 2001, the Company’s quarters ended on March 31st, June 30th, September 29th, and December 29th.

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Net loss	$(34,701)	$(400,464)

Denominator:
Weighted average common shares outstanding	158,294	154,008
Weighted average unvested common shares subject to repurchase	(6,010)	(16,887)

Denominator for basic and diluted calculations	152,284	137,121

Basic and diluted net loss per share	$(0.23)	$(2.92)

Options to purchase 8,383,358 and 31,620,183 shares of common stock at average exercise prices of $3.55 and $51.77 per share, convertible promissory notes convertible into 2,503,539 and 2,621,500 shares of common stock and warrants to purchase 136,140 and 367,758 shares of common stock at average exercise prices of $4.34 and $1.21 per share for the three months ended March 31, 2002 and 2001, respectively, have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4.     Restructuring Charges

Consolidation of facilities

During 2001, the Company recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

Workforce reductions

In April and October 2001, the Company reduced its workforce by a total of approximately 350 people. The Company recorded a charge of $7.9 million for these termination benefits during the year ended December 31, 2001.

The Company’s restructuring related reserves are summarized as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Non-cash Charges	Cash Payments	Restructuring Accrual at March 31, 2002
Workforce reduction	$648	$—	$(463)	$185
Consolidation of excess facilities	92,538	(4,525)	(2,610)	85,403

Total	$93,186	$(4,525)	$(3,073)	$85,588

The current and long-term portions of the restructuring related reserves are $12.1 million and $73.5 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     Selected Balance Sheet Data

	March 31, 2002	December 31, 2001
Inventories
Raw materials and work in process	$4,112	$22,257
Finished assemblies	49,359	45,697

	$53,471	$67,954

Property and equipment, net
Machinery and computer equipment	$81,427	$77,929
Software	29,098	28,918
Leasehold improvements	16,284	21,651
Spares	11,658	11,519
Furniture and fixtures	7,290	8,943

	145,757	148,960
Less: Accumulated depreciation and amortization	(64,946)	(55,504)

	$80,811	$93,456

Other intangibles, net
Workforce	$—	$30,271
Existing technology	23,749	23,871
Non-compete agreements	10,400	10,400

	34,149	64,542
Less: Accumulated amortization	(20,560)	(35,709)

	$13,589	$28,833

Other assets
Deferred financing costs	$10,299	$10,744
Minority investments	1,621	1,621
Long-term restricted cash	6,523	5,250
Deposits and others	8,822	7,369

	$27,265	$24,984

Accrued liabilities
Accrued compensation	$8,221	$10,729
Accrued interest payable	11,938	5,969
Accrued restructuring, current	12,123	12,585
Accrued inventory related commitments	32,306	44,922
Other	26,100	27,627

	$90,688	$101,832

Other long-term liabilities
Long-term accrued restructuring	$73,465	$80,601
Other	3,329	4,155

	$76,794	$84,756

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     Borrowings and Commitments

In December 2001, the Company entered into a $12 million line of credit under an agreement with a bank that expires in December 2002. The line of credit is collateralized by restricted cash of 125% of the outstanding borrowings ($15 million at March 31, 2002). Borrowings under this line of credit bear interest at an annual rate of 0.5% below the prime rate. The Company had $12 million outstanding under this line of credit at March 31, 2002. Under the terms of the agreement, the Company is required to adhere to certain reporting requirements, maintain minimum collateral and maintain minimum EBITDA, requirements, as defined, of $(14.2) million, $(8.5) million, $3.8 million, and $11.2 million for the quarters ended March 31, June 30, September 30, and December 31, 2002, respectively. As of March 31, 2002, all of the above named requirements were met.

During March 2000, the Company issued $500 million of Convertible Notes due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes are subordinated to all existing and future senior debt and to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. On or after the third business day after April 1, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price plus accrued interest. However, the notes will not be redeemed on or after the third business day after April 1, 2003 and before April 1, 2005 unless the closing price for the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. The Company paid approximately $14.5 million for debt issuance costs related to the Convertible Notes. The repayment of the 5% Convertible Notes will be accelerated and due immediately upon a change in control of the Company. In October 2001, the Company recorded a $10.4 million extraordinary gain on the early extinguishment of debt, as a result of its repurchase of approximately $22.5 million of the Convertible Notes.

7.     Other Comprehensive Loss

Other comprehensive loss for the three months ended March 31, 2002 consisted of foreign currency translation losses of $183,000 and an unrealized loss on investments of $574,000. Other comprehensive loss for the three months ended March 31, 2001 consisted of foreign currency translation losses of $11.2 million and an unrealized loss on investments of $2.2 million.

8.     Legal Proceedings

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain Redback products infringed five identified Nortel patents and requested that Redback enter into a royalty bearing license agreement per box. Redback filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 and amended that complaint in March 2002, seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that Redback does not infringe any valid claim of the those patents. Nortel has answered the amended complaint, including a counter claim alleging that Redback infringed the five identified Nortel patents.

In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss without prejudice the claims against Redback and its former officers in the shareholder class action lawsuit filed in July 2001. The class action lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers.

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.     Goodwill and Purchased Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The Company ceased amortizing goodwill totaling $431.7 million as of the beginning of fiscal 2002, including $12.6 million of acquired workforce intangibles previously classified as purchased intangible assets.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to four years. The Company expects amortization expense on purchased intangible assets to be $4.9 million for the remainder of fiscal 2002, $6.4 million in fiscal 2003, and $2.3 million in fiscal 2004, at which time purchased intangible assets will be fully amortized.

The Company will also be required to perform a transition impairment analysis. The Company is currently in the process of completing the transitional impairment analysis, which it expects to complete by June 30, 2002 and currently does not foresee any impairment charge as a result. In addition, the Company will be required to perform an annual impairment test, which it expects to perform in the second quarter of each year.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three months ended March 31, 2001 (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2002	2001
Net loss—as reported	$(34,701)	$(400,464)

Adjustments:
Amortization of goodwill	—	311,638
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	2,553

Net adjustments	—	314,191

Net loss—adjusted	$(34,701)	$(86,273)

Basic and diluted net loss per share—as reported	$(0.23)	$(2.92)

Basic and diluted net loss per share—adjusted	$(0.23)	$(0.63)

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (as set forth in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our estimated revenue in 2002; estimated revenues from, and growing customer acceptance for, our SMS and router products; our expected gross margins in 2002; future R&D and SG&A expenses; future interest and expense; further capital expenditures and our belief that cash and cash equivalents will be sufficient to fund our operations through the current downturn, which is anticipated to last 12-18 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report and other documents we file with the Securities and Exchange Commission, including our most recent reports on Form 8-K and Form 10-K and any amendments thereto.

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

Results of Operations

Net Revenue

Our net revenue decreased 55% to $40.6 million for the three months ended March 31, 2002 from $90.9 million in the three months ended March 31, 2001, and remained essentially flat with net revenue for the quarter ended December 31, 2001 of $40.2 million. The decrease was primarily a result of an 84% decrease in our SmartEdge revenue to $6.2 million and a 40% decrease in our SMS revenue to $28.4 million. Substantially all of the revenue decline related to lower aggregate unit volumes, offset by higher average selling prices as revenue from our new product offerings, primarily the SMS 10000, became a larger element of our revenue. The current downturn in economic activity is continuing into 2002, and we currently have limited visibility into our business prospects. In particular, we have limited backlog of orders and limited informal commitments from customers on which to build a forecast for 2002 revenue. On a forward-looking basis, we are planning our business on the assumption that annual revenue in 2002 will be lower than in 2001. In order to achieve projected annual revenue, our quarterly revenue must increase significantly through Q4 2002, which assumes a stable to growing SMS business and growing acceptance for our new Router product. A continued reduction in the overall market opportunities for the optical transport business would reduce our revenue and would require us to re-evaluate our business investment and resource levels.

Cost of Revenue; Gross Margin

Gross margin improved from 14% for the three months ended March 31, 2001 to 39% in the three months ended March 31, 2002. The higher margin resulted from product cost improvements, a higher percentage of SMS and router sales which typically have standard margins of over 60%, compared with optical transport products which typically realize lower margins, a decrease in other manufacturing costs that are not included in the standard margins, and lower charges for excess and obsolete inventory. On a forward-looking basis, gross margins may fluctuate due to the factors below:

•	Lower revenue than planned.

•	Higher charges from our contract manufacturers as they realize lower economies of scale or if parts shortages require premium charges.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed.

•	Additional charges for excess and obsolete inventory that will not be sold within the 12-month demand horizon we use for estimating our excess and obsolete inventory reserve requirements.

•	Higher service revenue as a percentage of net revenues.

•	Increased competition for our products or services, which may affect pricing.

Operating Expenses

Research and Development

Our research and development (“R&D”) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes and other departmental expenses. Our R&D expenditures decreased 25% to $22.2 million for the three months ended March 31, 2002 from $29.7 million for the three months ended March 31, 2001, and represented 55% and 33% of net revenue in the three months ended March 31, 2002 and 2001, respectively. The decrease in our expenses is primarily due to a decrease in prototype spending, a decrease in salary and related costs consistent with the decrease in our R&D headcount from 502 at March 31, 2001 to 406 at March 31, 2002, and a decrease in the use of consultants. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. In the current market, we plan to maintain or reduce our operating expense levels, which may result in a reduction in R&D resources; we also expect to change the mix of skills within our staff as our business needs change.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 40% to $18.5 million for the three months ended March 31, 2002 from $30.8 million for the three months ended March 31, 2001, and represented 46% and 34% of net revenue in the three months ended March 31, 2002 and 2001, respectively. The decrease in our costs is primarily due to the decrease in salary and related costs consistent with the decrease in our SG&A headcount from 433 at March 31, 2001 to 372 at March 31, 2002, a decrease in our sales-related travel expenditures and a decrease in promotions and advertisement expenditures consistent with decreased revenue. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue. In the current market, we plan to maintain or reduce our operating expense levels, which may result in a reduction in SG&A resources; we also expect to change the mix of skills within our staff as our business needs change.

Restructuring Charges

Consolidation of facilities

During 2001, we recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

Work force reductions

In April and October 2001, we reduced our workforce by a total of approximately 350 people. We recorded a charge of $7.9 million for these termination benefits during the year ended December 31, 2001.

Our restructuring related reserves are summarized as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Non-cash Charges	Cash Payments	Restructuring Accrual at March 31, 2002
Workforce reduction	$648	$—	$(463)	$185
Consolidation of excess facilities	92,538	(4,525)	(2,610)	85,403

Total	$93,186	$(4,525)	$(3,073)	$85,588

The current and long-term portions of the restructuring related reserves are $12.1 million and $73.5 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $1.0 million in the three months ended March 31, 2002 from $315.4 million in the three months ended March 31, 2001 due primarily to the implementation of SFAS No. 142, Goodwill and Intangible Assets, which we adopted on January 1, 2002. In compliance with SFAS No. 142:

•
On January 1, 2002, we reclassified $12.6 million in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $431.7 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter.

•
The net book value of goodwill will be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

•
We will also be required to perform a transition impairment analysis. We are currently in the process of completing the transitional impairment analysis, which we expect to complete by June 30, 2002 and currently do not foresee any impairment charge as a result. In addition, we will be required to perform an annual impairment test, which we expect to perform in the second quarter of each year.

•
Other intangibles comprising non-compete agreements and purchased technology resulting from our merger with Siara Systems, Inc. (“Siara”) and the acquisition of Abatis Systems Corporation (“Abatis”) will continue to be amortized. The net book value of these intangibles at March 31, 2002 was $13.6 million and amortization for the three months ended March 31, 2002 was approximately $2.5 million, of which $1.5 million was recorded in cost of revenue.

The amortization of intangible assets incurred in the three months ended March 31, 2001 primarily related to the amortization of goodwill and other intangibles.

Stock-Based Compensation

Stock-based compensation decreased 82% to $3.2 million for the three months ended March 31, 2002 from $17.9 million from the three months ended March 31, 2001. In the three months ended March 31, 2001, stock-based compensation can be attributed to the assumption of stock option grants from the acquisition of Abatis and stock option grants made below fair market value. In the three months ended March 31, 2002, stock-based compensation includes approximately $2.4 million from the assumption of stock option grants in connection with the Abatis and Merlin Systems Corporation (“Merlin”) acquisitions, $578,000 from stock option grants made below fair market value to certain key employees, and approximately $218,000 from the salary for stock option program. Due to the stock price on the last trading day of the quarter (March 29, 2002), there was not a significant amount of stock-based compensation recorded for the voluntary stock option replacement program. In future periods, stock-based compensation using variable accounting relating to the voluntary stock option replacement program may impact results significantly from period to period.

Interest and Other Income

Interest and other income decreased 91% to $1.0 million for the three months ended March 31, 2002 from $10.9 million for the three months ended March 31, 2001 due primarily to:

•	the decrease in our invested funds from $380.0 million at March 31, 2001 to $156.0 million at March 31, 2002; and

•	the decrease in interest rates from the three months ended March 31, 2002 as compared with the three months ended March 31, 2001.

We expect interest income in 2002 to decrease as a result of the expected use of our cash to fund operations.

Interest Expense

Interest expense decreased 12% to $6.5 million for the three months ended March 31, 2002 from $7.4 million for the three months ended March 31, 2001. Interest expense resulted primarily from the issuance in March 2000 of our 5% convertible subordinated notes. The slight decrease in interest expense from the prior year comparative period is due to the redemption of $22.5 million of our 5% convertible subordinated notes, offset by a full quarter’s expense in the three months ended March 31, 2002. On a forward-looking basis, we anticipate that, in the absence of any additional debt or the redemptions of our current debt, interest expense will remain fairly consistent over the next several quarters.

Provision for Income Taxes

No provisions for income taxes have been recorded, as we have incurred net losses since inception.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2002 consists of approximately $156.0 million in cash, cash equivalents, short-term investments and restricted cash and investments. The primary contributors to the reduction in this balance from $178.8 million at December 31, 2001 were:

•
Cash used in operating activities of approximately $17.2 million for the three months ended March 31, 2002 and the net increase from accounts receivable, inventories and other assets of approximately $24.1 million, offset by a net decrease from accounts payable, accrued liabilities, other long-term liabilities and deferred revenue of approximately $22.7 million.

•
Investments in property and equipment of $4.5 million for the three months ended March 31, 2002, compared to $28.3 million in the comparable prior year period. This reduction resulted from improved spending controls, as well as our transition from an emphasis on developing products to an emphasis on selling the products we have developed. The fixed asset acquisitions consisted primarily of hardware and capitalized software. We expect our capital expenditures to remain fairly consistent with our spending in the first quarter of 2002, as we focus our efforts on spending controls and critical research and development efforts, until we have better visibility into our business prospects.

•	Sales of investment of approximately $15.4 million in the three months ended March 31, 2002.

In March 2000, we raised net proceeds of $486.4 million from our issuance of $500 million of 5% Convertible Subordinated Notes which are convertible at any time and are due in April 2007. In the fourth quarter of 2001, we redeemed approximately $22.5 million face value and recognized a gain of $10.4 million. We may from time to time purchase additional convertible notes if they become available on terms considered favorable to us. The 5% convertible subordinated notes are due immediately at face value upon certain circumstances, including default and a change in control of Redback, as defined.

On a forward looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements through the current downturn in the telecommunications market, which is anticipated to last for the next 12-18 months. However, we could elect to raise additional capital in the future, or could be required to raise capital, if certain events occur, including, but not limited to:

•	We fail to meet our revenue targets and continue to incur significant losses.

•	We enter into transactions to restructure our 5% Convertible Subordinated Notes which are due in 2007.

•	We enter into transactions to restructure our building leases.

•	Our business increases significantly and we require additional working capital.

•	We believe it to be in the best interests of the Company to hold more working capital.

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

In addition, while our cash flow projections contain assumptions about future revenue, we have significant commitments for cash payments that will occur regardless of our revenues as follows (in millions):

	Remaining Balance for 2002	2003-2005	2006-2007	After 2007	Total
Repayment of convertible subordinated notes	$—	$—	$478	$—	$478
Interest on convertible subordinated notes	$24	$72	$30	$—	$126
Lease payments due on properties we occupy	$6	$24	$16	$10	$56
Lease payments due on properties we currently do not occupy	$9	$35	$19	$50	$113
Payment commitments to contract manufacturers for committed inventory	$45	$—	$—	$—	$45
Lease payments due on equipment leases and related borrowings	$1	$1	$—	$—	$2
Payments contracted for IT systems hosting	$3	$10	$—	$—	$13

RISK FACTORS

Our business is subject to a number of risks, which could materially adversely affect our operating results and financial condition, including the trading price of our common stock. The following is a brief summary of some of those risks. In addition, please see the section of our Annual Report on Form 10-K filed on March 27, 2002 entitled “Risk Factors” (which is incorporated herein by reference), for a more complete description of the risks that we face.

To date, we have not generated enough cash from operations to finance our business.

We believe that our cash and cash equivalents will last through the current downturn in the telecommunications market, which is anticipated to last for the next 12-18 months. However, revenue is currently difficult to predict and if revenues were to be less than anticipated or if our costs were to be greater than anticipated, we may need to raise additional funds. There can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a negative impact on our business, and we may be unable to fund operations.

Our operating plan is based on revenue assumptions and there is no guarantee that we will achieve those revenue assumptions.

The current downturn in economic activity is continuing into 2002, and we currently have limited visibility into our business prospects. In particular, we have limited backlog of orders and limited informal commitments from customers on which to build a forecast for 2002 revenue. In order to achieve our revenue assumptions, our quarterly revenue must increase significantly through the fourth quarter of 2002, which assumes a stable to growing SMS business and growing acceptance for our new router product. A continued reduction in the overall market opportunities for the optical transport business has reduced our revenue assumption for that product line and requires us to re-evaluate our business investment and resource levels in the optical transport product line.

Our lengthy and variable sales cycle makes it difficult for us to predict if or when a sale will be made and to precisely predict revenue for any given quarter.

The timing of our revenue is difficult to predict because of the length and variability of the sales cycle for our products, and this has become even more pronounced recently due to a number of factors. Specifically, the sales cycle is difficult to predict with respect to our newer SmartEdgeTM products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. Moreover, the difficulty in predicting the sales cycle was further aggravated in 2001 due to the economic and industry downturn, which resulted in the reduction of our typical backlog of orders as our customers decreased their orders. Without an established backlog and visibility into future orders, it is more difficult to forecast revenue for a given quarter.

Additionally, customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our product to become more susceptible to unplanned administrative, processing and other delays. This is particularly true for larger customers—who represent a significant percentage of our sales—for whom our products represent a very small percentage of their overall purchasing activity. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. Consequently, many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenue. If sales from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could continue to be materially adversely affected.

We could become subject to additional litigation regarding intellectual property rights.

In recent years, we have been involved in significant litigation involving patents and other intellectual property rights, including the current litigation with Nortel Networks. Moreover, many patents have been issued in the United States and throughout the world relating to many aspects of networking technology, and therefore we may become a party to additional litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property rights. If we do not prevail in our existing or potential lawsuits: we could be subject to significant liability for damages; our patents and other proprietary rights could be invalidated; we may be forced to discontinue selling, incorporating or using our products; we may be required to obtain licenses to necessary intellectual property, which may not be available on reasonable terms, or at all; and we may be forced to redesign any of our products that use such infringing technology.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

As of March 31, 2002, we maintained cash, cash equivalents, short-term investments, and restricted cash and investments of $156.0 million, and had debt and capital leases with fixed and variable interest rates totaling $492.4 million. Certain of these borrowings are subject to interest rate risk. If interest rates were to change by 10%, the interest payment would increase by an immaterial amount.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. At March 31, 2002, there were no material foreign exchange exposures, and we held no outstanding foreign currency forward contracts. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our foreign currency denominated assets and liabilities indicated that these market movements could affect operating results by up to $1.4 million. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges.

Impairment of investments in non-publicly traded companies is assessed quarterly based upon the investee companies business prospects, financial condition, subsequent private financings, liquidity and comparable public company market values. If we determine that an impairment charge is necessary, the cost basis of the investment will be written down and the amount of the write down will be reflected as a charge to earnings in accordance with accounting principles generally accepted in the United States. The Company recorded an impairment charge of $11.4 million for certain of its minority investments during 2001. The impairments were determined to be other than temporary based on the significant and sustained deterioration in the business prospects and financial condition of the investees, and the reduced market capitalization of similar public companies. As of March 31, 2002, the investments have a carrying value of $1.6 million.

PART II.    OTHER INFORMATION

REDBACK NETWORKS INC.

Item 1.    Legal Proceedings

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain Redback products infringed five identified Nortel patents and requested that Redback enter into a royalty bearing license agreement per box. Redback filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 and amended that complaint in March 2002, seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that Redback does not infringe any valid claim of the those patents. Nortel has answered the amended complaint including a counterclaim alleging that Redback infringed the five identified Nortel patents.

In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss without prejudice the claims against Redback and our former officers in the shareholder class action lawsuit filed in July 2001. The class action lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description

10.1	Surrender Agreement for the 5th Floor of 2955 Virtual Way, Burnaby, BC by and between Redback Networks, Inc. and 2725312 CANADA, Inc. dated March 11, 2002.

(b) Reports on Form 8-K

On April 10, 2002, the Company filed a Current Report on Form 8-K to report the announcement of its financials results for the first fiscal quarter of 2002.

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

On January 22, 2002, the Company filed a Current Report on Form 8-K to report the announcement of its financial results for the fourth fiscal quarter and full year 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDBACK NETWORKS INC.

By:	/S/ DENNIS P. WOLF

Dennis P. Wolf
Senior Vice President of Finance and
Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 19, 2001