Form 10-Q
period 2002-06-30
REDBACK NETWORKS INC
filed 2002-08-14
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes  ☒  No  ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2002 was 177,247,436 shares, including 72,392 shares issuable in exchange for our subsidiary’s exchangeable shares.

REDBACK NETWORKS INC.

FORM 10-Q
June 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$64,974	$65,642
Short-term investments	53,737	69,178
Restricted cash and investments	26,000	44,000
Accounts receivable, less allowance for doubtful accounts of $5,644 and $5,842	23,215	34,924
Accounts receivable from related party	5,555	—
Inventories, net	26,232	67,954
Other current assets	13,854	18,312

Total current assets	213,567	300,010
Property and equipment, net	75,099	93,456
Other intangible assets, net	8,170	28,833
Other assets	39,122	24,984
Goodwill	431,745	419,064

Total assets	$767,703	$866,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings and capital lease obligations, current	$13,446	$13,538
Accounts payable	23,210	41,645
Accrued liabilities	83,566	101,832
Deferred revenue	11,593	9,539

Total current liabilities	131,815	166,554
Convertible notes	483,158	477,500
Other long-term liabilities	67,632	84,756

Total liabilities	682,605	728,810

Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.0001 par value; 750,000 shares authorized; 173,101 and 157,983 shares issued and outstanding respectively	5,365,922	5,324,293
Deferred stock-based compensation	(7,320)	(13,465)
Notes receivable from stockholders	(84)	(150)
Accumulated other comprehensive loss	(25,747)	(25,274)
Accumulated deficit	(5,247,673)	(5,147,867)

Total stockholders’ equity	85,098	137,537

Total liabilities and stockholders’ equity	$767,703	$866,347

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Product revenue	$29,192	$53,464	$62,259	$139,206
Related party product revenue	4,991	—	6,563	—
Service revenue	5,884	5,963	11,817	11,158

Total revenue	40,067	59,427	80,639	150,364

Product cost of revenue	43,821	101,666	63,995	172,548
Service cost of revenue	4,520	4,940	9,182	11,837

Total cost of revenue	48,341	106,606	73,177	184,385

Gross profit (loss)	(8,274)	(47,179)	7,462	(34,021)

Research and development(1)	25,107	27,793	47,354	57,504
Selling, general and administrative(1)	23,579	26,717	42,123	57,559
Restructuring charges	1,612	3,900	1,612	27,150
Amortization of intangibles	51	313,942	1,035	629,383
Stock-based compensation	2,602	28,825	5,767	46,726

Operating expenses	52,951	401,177	97,891	818,322

Loss from operations	(61,225)	(448,356)	(90,429)	(852,343)

Interest and other income, net	1,419	(4,947)	2,425	5,956
Interest expense	(5,299)	(6,813)	(11,802)	(14,193)

Net loss	$(65,105)	$(460,116)	$(99,806)	$(860,580)

Basic and diluted net loss per share	$(0.40)	$(3.26)	$(0.64)	$(6.19)

Shares used in computing per share data	161,992	141,049	157,120	139,068

(1) Amounts exclude stock-based compensation as follows:

Research and development	$1,357	$14,551	$3,200	$29,698
Selling, general and administrative	1,245	14,274	2,567	17,028

	$2,602	$28,825	$5,767	$46,726

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,806)	$(860,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,653	20,652
Amortization of goodwill and other intangibles	8,187	632,409
Stock-based compensation	5,767	46,726
Impairment of minority investments	—	10,300
Changes in assets and liabilities:
Accounts receivable, net	6,154	47,872
Inventories	38,047	(28,327)
Other current assets	4,087	(8,145)
Other assets	(8,960)	(3,511)
Accounts payable	(13,938)	2,507
Accrued liabilities	(23,204)	50,790
Deferred revenue	2,054	1,643
Other long-term liabilities	(779)	12,191

Net cash used in operating activities	(61,738)	(75,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,804)	(48,071)
Purchases of short-term investments	—	(458,196)
Sales of short-term investments	32,394	615,368

Net cash provided by investing activities	24,590	109,101

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	37,444	10,139
Principal payments under capital lease obligations and borrowings	(964)	(3,854)

Net cash provided by financing activities	36,480	6,285

Net change in cash and cash equivalents	(668)	39,913
Cash and cash equivalents at beginning of period	65,642	31,237

Cash and cash equivalents at end of period	$64,974	$71,150

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$12,102	$12,991

Non cash financing activities:
Discount on Nokia shares	$4,428	$—

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

The Company believes that it maintains adequate cash and investment balances to last for at least the next 12-18 months. However, if its revenue were to be less than anticipated or if its costs were to be greater than anticipated, the Company may need to raise additional funds. There can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed.

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

Significant customers

During the three months ended June 30, 2002, three customers accounted for 14%, 13% and 11% of the Company’s revenue. During the three months ended March 31, 2002, two customers accounted for 25% and 11% of the Company’s revenue.

3.    Related Party Transactions

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV (“Nokia”) for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon a five-day average NASDAQ closing price, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the related commercial arrangement with periodic charges against revenue. In the three and six months ended June 30, 2002, revenue was reduced by approximately $369,000 for such amortization. Issuance costs associated with this transaction were approximately $1.5 million.

        Revenues and accounts receivable from Nokia are reflected as “related party” in the three and six months ended June 30, 2002. Revenues from Nokia were approximately $0.3 million and $5.0 million during the three and six months ended June 30, 2001, respectively. As of December 31, 2001, accounts receivable from Nokia was approximately $641,000.

        The Company also issued to Nokia a Common Stock Purchase Warrant (the “Warrant”) allowing Nokia the right to purchase an additional number of shares of Common Stock up to an aggregate of approximately 31.9 million shares of common stock. The Warrant’s exercise price will be the closing price of the Company’s common stock on the date of exercise. The Warrant is exercisable during three different periods as follows: (1) during the ten business days beginning two business days after the public announcement by the Company of its earnings for the year ended December 31, 2002, (2) during the ten business days beginning on May 21, 2003, which is the twelve month anniversary of the Closing Date, and (3) during the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date. In addition, the Company and Nokia intend to expand their existing commercial relationship in the future.

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

In June 2002, the Company surrendered 147,000 square feet of excess office space in Canada. This transaction did not significantly change the Company’s previous estimates for its restructuring accrual, as the effect was substantially offset by additional accruals caused by the continued depressed real estate market in Silicon Valley.

Workforce reductions

In May and June 2002, the Company reduced its workforce by an additional 76 people. The Company recorded a charge of $1.6 million for termination benefits related to this reduction during the three months ended June 30, 2002. The remaining balance in the restructuring related reserves for workforce reductions as of June 30, 2002 includes termination benefits that have yet to be paid for individuals included in the Company’s reductions in workforce.

The Company’s restructuring reserves are summarized as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Current Year Accruals	Non-cash Charges	Cash Payments	Restructuring Accrual at June 30, 2002
Workforce reduction	$648	$1,612	$—	$(1,446)	$814
Consolidation of excess facilities	92,538	—	(4,525)	(6,345)	81,668

Total	$93,186	$1,612	$(4,525)	$(7,791)	$82,482

The current and long-term portions of the restructuring related reserves are $17.7 million and $64.8 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

5.    Goodwill and Purchased Intangible Assets

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

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to four years. In the three and six months ended June 30, 2002, amortization of intangible assets was $5.7 million and $8.2 million, respectively. In the three months ended June 30, 2002, the Company determined that based on the current business outlook and the Company’s planned use of the acquired technologies, the useful lives of certain acquired existing technology intangible assets should be reduced. As a result, amortization of intangibles assets increased by $2.6 million in the three and six months ended June 30, 2002. The Company expects amortization expense on purchased intangible assets to be $3.9 million for the remainder of fiscal 2002, $3.8 million in fiscal 2003, and $450,000 in fiscal 2004, at which time purchased intangible assets will be fully amortized, assuming no future impairments of these assets or additions as the result of acquisitions.

The Company was also required to perform a transitional impairment analysis on goodwill. The Company completed the transitional impairment analysis in May 2002, and did not recognize an impairment charge as a result. In addition, the Company was required to perform an annual impairment test, which it performed as of June 1, 2002, and did not recognize an impairment charge as a result. If there is a significant decrease in the Company’s business in the future, the Company may be required to record impairment charges in future periods. The Company expects to perform its annual impairment test in the second quarter of every year.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and six months ended June 30, 2001 (in thousands, except per-share amounts):

	Three Month Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss—as reported	$(65,105)	$(460,116)	$(99,806)	$(860,580)

Adjustments:
Amortization of goodwill	—	310,142	—	621,258
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	2,549	—	5,102

Net adjustments	—	312,691	—	626,360

Net loss—adjusted	$(65,105)	$(147,425)	$(99,806)	$(234,220)

Basic and diluted net loss per share—as reported	$(0.40)	$(3.26)	$(0.64)	$(6.19)

Basic and diluted net loss per share—adjusted	$(0.40)	$(1.05)	$(0.64)	$(1.68)

6.    Selected Balance Sheet Data

	June 30, 2002	December 31, 2001
Inventories, net
Raw materials and work in process	$12,600	$22,257
Finished assemblies	13,632	45,697

	$26,232	$67,954

Property and equipment, net
Machinery and computer equipment	$87,894	$77,929
Software	33,355	28,918
Leasehold improvements	16,488	21,651
Spares	11,635	11,519
Furniture and fixtures	7,228	8,943

	156,600	148,960
Less: Accumulated depreciation and amortization	(81,501)	(55,504)

	$75,099	$93,456

Other intangibles, net
Workforce	$—	$30,271
Existing technology	24,100	23,871
Non-compete agreements	10,400	10,400

	34,500	64,542
Less: Accumulated amortization	(26,330)	(35,709)

	$8,170	$28,833

Other assets
Deferred financing costs	$9,848	$10,744
Long-term restricted cash	11,305	5,250
Deposits and other	17,969	8,990

	$39,122	$24,984

Accrued liabilities
Accrued compensation	$6,735	$10,729
Accrued interest payable	7,031	5,969
Accrued restructuring, current	17,689	12,585
Accrued inventory related commitments	23,048	44,922
Other	29,063	27,627

	$83,566	$101,832

Other long-term liabilities
Accrued restructuring, long-term	$64,793	$80,601
Other	2,839	4,155

	$67,632	$84,756

During the three months ended June 30, 2002, the Company determined that based on the current business outlook and the downsizing effort undertaken, primarily related to the optical transport market, that certain assets should be written off. The Company recorded charges for the write-off of $6.4 million of fixed assets that were abandoned, $2.4 million for the write-off of other assets, and approximately $22.0 million for additional inventory reserves.

7.    Borrowings

In December 2001, the Company entered into a $12 million line of credit under an agreement with a bank that expires in December 2002. In May 2002, the agreement was amended. The line of credit is collateralized by restricted cash of 125% of the outstanding borrowings ($15 million at June 30, 2002). Borrowings under this line of credit bear interest at an annual rate of 0.5% below the prime rate. The Company had $12 million outstanding under this line of credit at June 30, 2002. Under the terms of the agreement, the Company is required to adhere to certain reporting requirements, maintain minimum collateral and maintain minimum EBITDA, requirements, as defined, of $(14.2) million, $(13.5) million, $(4.8) million, and $7.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2002, respectively. As of June 30, 2002, all of the above named requirements were met.

During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (“Convertible Notes”) due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes are subordinated to all existing and future senior debt and to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. On or after the third business day after April 1, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price plus accrued interest. However, the notes will not be redeemed on or after the third business day after April 1, 2003 and before April 1, 2005 unless the closing price for the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. The Company paid approximately $14.5 million for debt issuance costs related to the Convertible Notes. The repayment of the Convertible Notes will be accelerated, and the Convertible Notes will be due immediately upon a change in control of the Company. In October 2001, the Company repurchased approximately $22.5 million of the Convertible Notes. In May 2002, the Company entered into two-interest rate swap agreements for the $477.5 million Convertible Notes. In August 2002, the Company terminated its two interest rate swaps realizing cash proceeds of approximately $20.3 million, and entered into a new interest rate swap. (See Note 11)

8.    Other Comprehensive Loss

Other comprehensive loss for the three months ended June 30, 2002 consisted of foreign currency translation gains of $8,000 and an unrealized gain on investments of $276,000. Other comprehensive loss for the six months ended June 30, 2002 consisted of foreign currency translation losses of $175,000 and an unrealized loss on investments of $297,000.

9.    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(65,105)	$(460,116)	$(99,806)	$(860,580)

Denominator:
Weighted average common shares outstanding	166,767	154,076	162,513	154,014
Weighted average unvested common shares subject to repurchase	(4,775)	(13,027)	(5,393)	(14,946)

Denominator for basic and diluted calculations	161,992	141,049	157,120	139,068

Basic and diluted net loss per share	$(0.40)	$(3.26)	$(0.64)	$(6.19)

        Options to purchase approximately 31.7 million and 27.2 million shares of common stock at average exercise prices of $1.51 and $15.47 per share, convertible promissory notes convertible into approximately 2.5 million and 2.6 million shares of common stock and warrants to purchase approximately 136,000 and 358,000 shares of common stock at average exercise prices of $4.34 and $1.22 per share for the three months ended June 30, 2002 and 2001, respectively, have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Options to purchase approximately 30.1 million and 21.2 million shares of common stock at average exercise prices of $1.95 and $23.61 per share, convertible promissory notes convertible into approximately 2.6 million and 2.6 million shares of common stock and warrants to purchase approximately 136,000 and 358,000 shares of common stock at average exercise prices of $4.34 and $1.22 per share for the six months ended June 30, 2002 and 2001, respectively, have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Additionally, warrants to purchase approximately 14.2 million shares of common stock for the three and six months ended June 30, 2002 have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. (See Note 3.)

10.    Commitments and Contingencies

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain Redback products infringed five identified Nortel patents and requested that Redback enter into a royalty bearing license agreement. Redback filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 and amended that complaint in March 2002, seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that Redback does not infringe any valid claim of the those patents. Nortel has answered the amended complaint and has filed a counter claim alleging that Redback infringed the five identified Nortel patents. In June 2002, the parties agreed to drop one of the five patents from the lawsuit. Because of the uncertainties related to both the amount and potential range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. Were an unfavorable ruling to occur, there exists the possibility of a material impact on our business, results of operations, financial condition and cash flow.

In July 2001, plaintiffs filed a shareholder class action lawsuit against Redback and its former officers. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against Redback and its current and former officers and directors, as well as certain underwriters involved in Redback’s initial public offering. Although the outcome of this lawsuit cannot be predicted with certainty, management does not believe that it will have a material adverse effect on the Company’s financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on business, results of operations, financial condition and cash flow.

The Company became aware subsequent to June 30, 2002 of a potential dispute with a customer regarding certain terms of an order in the amount of approximately $1.1 million, which was recognized as revenue in the three months ended June 30, 2002. The Company is currently in discussions with its customer regarding the potentially disputed terms. The Company believes that the ultimate resolution of this matter will not have a material effect, if any, on its financial position or results of operations.

11.    Accounting for Derivate Financial Instruments

Interest Rate Risk

In May 2002, the Company entered into two interest rate swap transactions (the “Swaps’) to modify the effective interest characteristic of its outstanding Convertible Notes (See Note 6). The Swaps were designated as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The gain or loss from changes in fair value of the Swaps and the offsetting changes in fair value of the Convertible Notes are recognized in other income (expense).

The notional amount of the Swaps was $477.5 million, representing 100% of the outstanding Convertible Notes, the hedged item. The Company will receive fixed payments equal to 5% of the notional amount, payable on April 1st and October 1st starting on October 1, 2002. In exchange, the Company will pay floating rate payments equal to the 3-month London InterBank Offered Rate (“LIBOR”) plus 0.40% multiplied by the notional amount of the Swaps.

The Swaps qualify as fair value hedges under SFAS 133. To test effectiveness of the hedges, the Company compares the entire change in the fair value of Swaps to changes in the fair value of the Convertible Notes due to changes in LIBOR (using the dollar offset method). LIBOR rates are provided by the investment banks. The fair value of the Swaps and the Convertible Notes are calculated as the present value of the contractual cash flows to the expected maturity date. The fair value of the Swaps at June 30, 2002 was $5.8 million, which is recorded in other non-current assets. The fair value adjustment to the Convertible Notes at June 30, 2002 was $5.7 million, which was recorded as an adjustment to the carrying value of the notes. For the three months ended June 30, 2002, the hedges were highly effective. The ineffective portion, a gain of approximately $133,000, was recorded in other income and expense, net. Accrued interest receivable related to the Swaps is included in other current assets, and accrued interest payable on the Swaps is included in accrued liabilities.

In support of its obligation under the Swaps, the Company is required to provide collateral, in the amount of 2.0% of the notional amount plus the fair value of the Swaps. At June 30, 2002, the collateral of $9.6 million is included in long-term restricted cash.

On August 13, 2002, the Company terminated its two interest rate swaps realizing cash proceeds of approximately $20.3 million. This gain will be amortized with periodic credits to interest expense over the remaining term of the Convertible Notes. The Company also entered into a new interest rate swap agreement (the “new Swap”) with a notional amount of $477.5 million, representing 100% of the outstanding Convertible Notes, the hedged item. The new Swap, which was entered into with one of the two original parties, has identical terms to the previous Swap with that party, except as to the variable interest rate to be paid by the Company. Under the terms of the new Swap, the Company will pay floating rate payments equal to the 3-month LIBOR plus 1.45%, or 3.223% on August 13, 2002.

Foreign Currency Exchange Rate Risk

At June 30, 2002, the Company held net foreign currency forward contracts to buy U.S. dollar equivalents, with an aggregate face value of approximately $3.5 million, to mitigate exposure related to intercompany balances with its Canadian, European, Australian, Singaporean, Taiwanese, and British subsidiaries and to mitigate future payments in Canadian dollars related to a lease surrender agreement. The company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedge. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

12.    New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Among other things, SFAS 145 rescinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt. The adoption of SFAS 145 did not have a significant impact on the Company’s financial position or results of operations. However, as a result of SFAS 145, the extraordinary gains recorded on the extinguishment of debt in the fourth quarter of 2001 will be reclassified and reported as other income when the 2001 results of operations are reported for comparative purposes in the 2002 annual financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined whether SFAS 146 will have a significant impact on its financial position or results of operations.

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (as set forth in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our estimated revenue in 2002; estimated revenues from, and growing customer acceptance for, our SMS and SmartEdge 800 Router products; our expected gross margins in 2002; expected future R&D and SG&A expenses; future interest income and expense; our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 18 months ; and the expected impact to our income and cash flows due to interest rate changes and currency exchange rates. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report and in our Form 10-K. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report and other documents we file with the Securities and Exchange Commission, including our most recent reports on Form 8-K, Form 10-K and Form 10-Q and any amendments thereto.

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

Results of Operations

Net Revenue

Our net revenue of $40.1 million for the three months ended June 30, 2002 remained essentially flat with net revenue of $40.6 million for the three months ended March 31, 2002 and decreased 33% from $59.4 million in the prior year comparative period. Net revenues decreased 46% to $80.6 million for the six months ended June 30, 2002 from $150.4 million in the prior year to date comparative period. The decrease for the three months ended June 30, 2002 was primarily a result of a 73% decrease in our SmartEdge related revenue to $5.9 million and an 11% decrease in our SMS related revenue to $28.3 million. Substantially all of the revenue decrease related to decreased sales of our SmartEdge 800 Optical Transport product and lower aggregate unit volumes of all of our products. However, this decrease was partially offset by additional revenue from our SmartEdge 800 Router product which was introduced in the fourth quarter of 2001 and higher average selling prices of our products, including the SMS 10000. Included in net revenue for the three and six months ended June 30, 2002 is approximately $5.0 million and $6.6 million, respectively, of revenue from Nokia, which became a related party in the three months ended June 30, 2002. The current downturn in economic activity is continuing into 2002, and we currently have limited visibility into our business prospects. On a forward-looking basis, we are planning our business on the assumption that annual revenue in 2002 will be lower than in 2001. In order to achieve projected annual revenue, our quarterly revenue must increase through the fourth quarter of 2002, which assumes a stable to growing SMS business and growing acceptance for our new Smart Edge 800 Router product. A sustained reduction in quarterly revenue from the second quarter of 2002 would require us to further re-evaluate our business investment and resource levels.

We became aware subsequent to June 30, 2002 of a potential dispute with a customer regarding certain terms of an order in the amount of approximately $1.1 million, which was recognized as revenue in the three months ended June 30, 2002. We are currently in discussions with our customer regarding the potentially disputed terms. We believe that the ultimate resolution of this matter will not have a material effect, if any, on our financial position or results of operations.

Cost of Revenue; Gross Margin

Gross margin improved from (79)% for the three months ended June 30, 2001 to (21)% in the three months ended June 30, 2002. Gross margin improved from (23)% for the six months ended June 30, 2001 to 9% in the six months ended June 30, 2002. The higher margin resulted from product cost improvements, a higher percentage of SMS and SmartEdge 800 Router sales which typically have standard margins of over 60%, compared with optical transport products which typically realize lower margins, a decrease in other manufacturing costs that are not included in the standard margins, and lower charges for excess and obsolete inventory, all of which were offset in part by increased charges for amortization of intangible assets due to the change in estimate of useful lives for certain of our purchased technology. We took charges for excess and obsolete inventory of $64.6 million and $88.6 million in the three and six months ended June 30, 2001, respectively, due to decreased demand projections. We took additional charges for excess and obsolete inventory of approximately $20.0 million, in the three and six months ended June 30, 2002 due to the current business outlook in the optical transport market. These charges negatively impacted our margins. On a forward-looking basis, gross margins may fluctuate due to the factors belows :

•	Lower revenue than planned

•	Higher charges from our contract manufacturers as they realize lower economies of scale or if parts shortages require premium charges.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed.

•	Additional charges for excess and obsolete inventory that will not be sold within the 12-month demand horizon we use for estimating our excess and obsolete inventory reserve requirements.

•	Change in the mix of revenue, including higher service revenue as a percentage of net revenues.

•	Increased competition for our products or services, which may affect pricing.

•	Higher percentage of revenue from Asia where there is typically a higher percentage of product discounting.

Operating Expenses

Research and Development

Our research and development (“R&D”) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes and other departmental expenses. Our R&D expenditures decreased 10% to $25.1 million for the three months ended June 30, 2002 from $27.8 million in the prior year comparative period, and represented 63% and 47% of net revenue in the three months ended June 30, 2002 and 2001, respectively. Our R&D expenditures decreased 18% to $47.4 million for the six months ended June 30, 2002 from $57.5 million in the prior year to date comparative period, and represented 59% and 38% of the net revenue in the six months ended June 30, 2002 and 2001, respectively. The decrease in our expenses is primarily due to a decrease in prototype spending, a decrease in salary and related costs consistent with the decrease in our R&D headcount from 502 at June 30, 2001 to 365 at June 30, 2002, and a decrease in the use of consultants. Additionally, in the three months ended June 30, 2002, based on our current outlook, we scaled back our investment in the optical transport market, which resulted in some redeployment of resources and a reduction in R&D spending. Further impacting R&D expenses in the three and six months ended June 30, 2002 is approximately $4.2 million of additional expense related to the abandonment of assets due to the current business outlook and the downsizing efforts we underwent. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. In the current market, we continue to evaluate our R&D resources needs, which could result in a reduction in R&D resources; we also expect to change the mix of skills within our staff as our business needs change.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 12% to $23.6 million for the three months ended June 30, 2002 from $26.7 million in the prior year comparative period, and represented 59% and 45% of net revenue in the three months ended June 30, 2002 and 2001, respectively. Our SG&A expenditures decreased 27% to $42.1 million for the six months ended June 30, 2002 from $57.6 million in the prior year to date comparative period, and represented 52% and 38% of net revenue in the six months ended June 30, 2002 and 2001, respectively. The decrease in our costs is primarily due to the decrease in salary and related costs consistent with the decrease in our SG&A headcount from 360 at June 30, 2001 to 264 at June 30, 2002 and a decrease in our sales-related travel expenditures consistent with decreased revenue. Additionally, in the three months ended June 30, 2002, based on our current outlook, we scaled back our SG&A expenses primarily through a headcount reduction. Further impacting SG&A expenses in the three and six months ended June 30, 2002 is approximately $4.6 million of additional expense related to the abandonment of assets due to the current business outlook and the downsizing efforts we underwent. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue. In the current market, we continue to evaluate our SG&A resources needs, which could result in a reduction in SG&A resources; we also expect to change the mix of skills within our staff as our business needs change.

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

In June 2002, we surrendered 147,000 square feet of excess office space in Canada. The transaction did not significantly change our previous estimates for our restructuring accrual, as the effect was substantially offset by additional accruals caused by the continued depressed real estate market in Silicon Valley.

Workforce reductions

In May and June 2002, we reduced our workforce by an additional 76 people, and recorded a charge of $1.6 million for these termination benefits during the three months ended June 30, 2002. The remaining balance in the restructuring related reserves for workforce reductions as of June 30, 2002 includes termination benefits that have yet to be paid for individuals that have left Redback and those individuals included in Redback’s reduction in workforce.

Our restructuring reserves are summarized as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Current Year Accruals	Non-cash Charges	Cash Payments	Restructuring Accrual at June 30, 2002
Workforce reduction	$648	$1,612	$—	$(1,446)	$814
Consolidation of excess facilities	92,538	—	(4,525)	(6,345)	81,668

Total	$93,186	$1,612	$(4,525)	$(7,791)	$82,482

The current and long-term portions of the restructuring related reserves are $17.7 million and $64.8 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $51,000 and $1.0 million in the three and six months ended June 30, 2002 from $313.9 million and $629.4 million in the three and six months ended June 30, 2001, due primarily to the implementation of SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”), which we adopted on January 1, 2002. In accordance with SFAS 142:

•
On January 1, 2002, we reclassified $12.6 million in workforce assets to goodwill and we ceased amortizing the resulting net goodwill balance of $431.7 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter.

•
The net book value of goodwill must be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

•
We were also required to perform a transition impairment analysis. We completed the transition impairment analysis in May 2002, and did not recognize an impairment charge as a result. In addition, we are required to perform an annual impairment test, which we performed in June 2002 and did not recognize an impairment charge as a result. We expect to perform this annual impairment test in the second quarter of every year.

•
Other intangibles, with a net book value of $8.2 million as of June 30, 2002, comprising non-compete agreements and purchased technology resulting from our merger with Siara Systems, Inc. (“Siara”) and the acquisitions of Abatis Systems Corporation (“Abatis”) and Merlin Systems Corporation (“Merlin”) will continue to be amortized. In the three months ended June 30, 2002, we determined that based on the current business outlook and our planned use of the acquired technologies, the useful lives of certain acquired existing technology intangible assets should be reduced. As a result, amortization of intangibles increased by $2.6 million in the three and six months ended June 30, 2002.

•
Total amortization expense for the three and six months ended June 30, 2002 was approximately $5.7 million and $8.2 million, respectively, of which $5.6 million and $7.2 million, respectively, was recorded in cost of revenue.

The amortization of intangible assets incurred in the three and six months ended June 30, 2001 primarily related to the amortization of goodwill and other intangibles.

Stock-Based Compensation

        Stock-based compensation decreased 91% to $2.6 million for the three months ended June 30, 2002 from $28.8 million in the three months ended June 30, 2001. Stock based compensation decreased 88% to $5.8 million for the six months ended June 30, 2002 from $46.7 million in the six months ended June 30,2001. In the three and six months ended June 30, 2001, stock-based compensation can be attributed to the assumption of stock option grants from acquisitions, stock option grants made below fair market value to certain key employees, and additional compensation recorded for the acceleration of stock option vesting for certain terminated employees. In the three months ended June 30, 2002, stock-based compensation primarily includes approximately $2.0 million from the assumption of stock option grants in connection with the Abatis and Merlin acquisitions and $817,000 from stock option grants made below fair market value to certain key employees. In the six months ended June 30, 2002, stock-based compensation includes approximately $4.4 million from the assumption of stock option grants in connection with the Abatis and Merlin acquisitions and $1.6 million from stock option grants made below fair market value to certain key employees. The decrease in stock-based compensation expense in the current year periods can be attributed to our accelerated amortization methodology, as well as the reductions in workforce.

Due to the stock price on the last trading day of the quarter (June 28, 2002), there was not a significant amount of stock-based compensation recorded for the voluntary stock option replacement program. In future periods, stock-based compensation using variable accounting relating to the voluntary stock option replacement program may impact results significantly from period to period.

Interest and Other Income

Interest and other income includes the following:

	Three Months Ended June 30,		Six Months Ended June 30
	2002	2001	2002	2001
Impairment on investments	$—	$(10,300)	$—	$(10,300)
Interest and other income	1,419	5,353	2,425	16,256

Total interest and other income	$1,419	$(4,947)	$2,425	$5,956

Interest and other income increased 129% and decreased 59% from the three and six months ended June 30, 2001 to the three and six month ended June 30, 2002, respectively. Included in interest and other income for three and six months ended June 30, 2001 was a $10.3 million impairment charge for certain of our minority investments. The change in interest and other income in the three and six months ended June 30, 2002 was due primarily to the decrease in our invested funds from $314.0 million at June 30, 2001 to $144.7 million at June 30, 2002 and the decrease in interest rates from the three and six months ended June 30, 2002 as compared with the prior year comparative periods. We expect interest income in 2002 to decrease as a result of the expected use of our cash to fund operations.

Interest Expense

Interest expense decreased 22% to $5.3 million for the three months ended June 30, 2002 from $6.8 million for the three months ended June 30, 2001. Interest expense decreased 17% to $11.8 million for the six months ended June 30, 2002 from $14.2 million for the six months ended June 30, 2001. Interest expense resulted primarily from the issuance in March 2000 of our 5% Convertible Subordinated Notes (“Convertible Notes”). The decrease in interest expense from the prior year comparative periods is due primarily to:

•	Redemption of $22.5 million of our Convertible Notes; and

•
Entrance into two interest rate swap agreements for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points. As of June 30, 2002, the variable interest rate on the swaps was 2.26%.

On a forward-looking basis, assuming interest rates remain consistent, we anticipate that interest expense will decrease by approximately 40%.

Provision for Income Taxes

No provision for income taxes has been recorded, as we have incurred net losses since inception.

Liquidity and Capital Resources

        Our principal source of liquidity as of June 30, 2002 consists of approximately $144.7 million in cash, cash equivalents, short-term investments and restricted cash and investments. We also have $11.3 million in long-term restricted cash primarily from collateral on our interest rate swap agreements. The primary contributors to the reduction of this balance from $178.8 million at December 31, 2001 were our net loss before depreciation and amortization and stock compensation expense of approximately $65.2 million, the interest payment on our Convertible Notes of approximately $11.9 million in April 2002, purchases of property and equipment of approximately $7.8 million and $22.0 million in two payments to a contract manufacturer in connection with the settlement of a law suit in the fourth quarter of 2001. The reductions were offset in part by proceeds from the sale of 17.7 million shares of our common stock to Nokia Finance International BV (“Nokia”) for approximately $34.3 million, net of issuance costs, and proceeds from the sales of short-term investments of approximately $32.4 million.

Cash used in operating activities was $61.7 million for the six months ended June 30, 2002, compared to $75.5 million in the six months ended June 30, 2001. Cash used in operating activities in the six months ended June 30, 2002 resulted primarily from our net loss of $99.8 million, offset by depreciation and amortization of $28.8 million and stock compensation expense of $5.8 million. Cash used in operating activities in the six months ended June 30, 2001 resulted primarily from our net loss of $860.6 million, adjusted for non-cash items and an increase in liabilities over assets of approximately $59.2 million.

Cash provided by investing activities was $24.6 million for the six months ended June 30, 2002, compared to $109.1 million in the six months ended June 30, 2001. Cash provided by investing activities in the six months ended June 30, 2002 was due primarily to the sale of investments of approximately $32.4 million, offset by purchases of property and equipment of $7.8 million. Cash provided by investing activities in the six months ended June 30, 2001 was due primarily from the excess of sales of investments over purchases of investments of approximately $157.2 million, offset by purchases of property and equipment of $48.1 million.

Cash provided by financing activities was $36.5 million for the six months ended June 30, 2002, compared to $6.3 million in the six months ended June 30, 2001. Cash provided by financing activities in the six months ended June 30, 2002 was primarily due to proceeds from the issuance of common stock to Nokia and from associate stock transactions of $37.4 million, offset by approximately $1.0 million for principal payments under capital lease obligations and other borrowings. Cash provided by financing activities in the six months ended June 30, 2001 was due primarily to proceeds from the issuance of common stock from associate stock transactions of $10.1 million, offset by approximately $3.9 million for principal payments under capital lease obligations and other borrowings.

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia for an aggregate purchase price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). Issuance costs associated with this transaction were approximately $1.5 million. We also issued to Nokia a Common Stock Purchase Warrant (the “Warrant”) allowing Nokia the right to purchase an additional number of shares of common stock up to an aggregate of approximately 31.9 million shares of common stock. The Warrant’s exercise price will be the closing price of our common stock on the date of exercise. The Warrant is exercisable during three different periods as follows: (1) during the ten business days beginning two business days after the public announcement by us of our earnings for the year ended December 31, 2002, (2) during the ten business days beginning on May 21, 2003, which is the twelve month anniversary of the Closing Date, and (3) during the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date. In addition, we intend to expand our existing commercial relationship with Nokia in the future.

In March 2000, we raised net proceeds of $486.4 million from our issuance of $500 million of Convertible Notes which are convertible at any time and are due in April 2007. In the fourth quarter of 2001, we redeemed approximately $22.5 million face value and recognized a gain of $10.4 million. We may from time to time purchase additional convertible notes if they become available on terms considered favorable to us. The Convertible Notes are due immediately at face value upon certain circumstances, including default and a change in control of Redback. In May 2002, we entered into two interest rate swaps for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus forty basis points. On August 13, 2002, we terminated our two interest rate swaps realizing cash proceeds of approximately $20.3 million, and we entered into a new swap. See notes 7 and 11 to the unaudited condensed consolidated financial statements.

On a forward looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements for at least the next 12-18 months. However, we could elect to raise additional capital in the future, or could be required to raise capital, if certain events occur, including, but not limited to:

•	We fail to meet our revenue targets and continue to incur significant losses.

•	We enter into transactions to restructure our Convertible Notes, which are due in 2007.

•	We enter into transactions to restructure our building leases.

•	Our business increases significantly and we require additional working capital.

•	We believe it to be in the best interests of the Company to hold more working capital.

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

In addition, while our cash flow projections contain assumptions about future revenue, we have significant commitments for cash payments that will occur regardless of our revenues as follows (in millions):

	Remaining Balance for 2002	2003-2005	2006-2007	After 2007	Total
Repayment of convertible subordinated notes	$—	$—	$478	$—	$478
Interest on convertible subordinated notes	$12	$72	$30	$—	$114
Lease payments due on properties we occupy	$4	$21	$17	$10	$52
Lease payments due on properties we currently do not occupy	$10	$29	$15	$40	$94
Payment commitments to contract manufacturers for committed inventory	$19	$8	$—	$—	$27
Lease payments due on equipment leases and related borrowings	$1	$1	$—	$—	$2
Payments contracted for IT systems hosting	$1	$7	$—	$—	$8

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV (“Nokia”) for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon a five-day average NASDAQ closing price, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the related commercial arrangement with periodic charges against revenue. In the three and six months ended June 30, 2002, revenue was reduced by approximately $369,000 for such amortization. Issuance costs associated with this transaction were approximately $1.5 million. Revenues and accounts receivable from Nokia are reflected as “related party” in the three and six months ended June 30, 2002. Revenues from Nokia were $0.3 million and $5.0 million during the three and six months ended June 30, 2001, respectively.

We also issued to Nokia a Common Stock Purchase Warrant (the “Warrant”) allowing Nokia the right to purchase an additional number of shares of Common Stock up to an aggregate of approximately 31.9 million shares of common stock. The Warrant’s exercise price will be the closing price of our common stock on the date of exercise. The Warrant is exercisable during three different periods as follows: (1) during the ten business days beginning two business days after the public announcement by us of our earnings for the year ended December 31, 2002, (2) during the ten business days beginning on May 21, 2003, which is the twelve month anniversary of the Closing Date, and (3) during the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Among other things, SFAS 145 rescinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt. The adoption of SFAS 145 did not have a significant impact on our financial position or results of operations. However, as a result of SFAS 145, the extraordinary gains recorded on the extinguishment of debt in the fourth quarter of 2001 will be reclassified and reported as other income when the 2001 results of operations are reported for comparative purposes in the 2002 annual financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined whether SFAS 146 will have a significant impact on our financial position or results of operations.

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

We believe that our cash and cash equivalents will last through the current downturn in the telecommunications market, which is anticipated to last at least for the next 12-18 months. However, revenue is currently difficult to predict and if revenues were to be less than anticipated or if our costs were to be greater than anticipated, we may need to raise additional funds. There can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing would cause a negative impact on our business, and we may be unable to fund operations.

Our operating plan is based on revenue assumptions and there is no guarantee that we will achieve those revenue assumptions.

The current downturn in economic activity is continuing into the middle of 2002, and we currently have limited visibility into our business prospects. In particular, we have limited backlog of orders and limited informal commitments from customers on which to build a forecast for 2002 revenue. In order to achieve our revenue assumptions, our quarterly revenue must increase significantly through the fourth quarter of 2002, which assumes a stable to growing SMS business and growing acceptance for our new router product. A continued reduction in the overall market opportunities for the optical transport business has significantly reduced our revenue assumption for that product line and required that we re-evaluate our business investment and substantially reduce resource levels in the optical transport product line.

Our lengthy and variable sales cycle makes it difficult for us to predict if or when a sale will be made and to precisely predict revenue for any given quarter.

The timing of our revenue is difficult to predict because of the length and variability of the sales cycle for our products, and this has become even more pronounced recently due to a number of factors. Specifically, the sales cycle is difficult to predict with respect to our newer SmartEdgeTM Router products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. Moreover, the difficulty in predicting the sales cycle is aggravated by the lack of an established backlog and visibility into future orders. It is difficult to forecast revenue for any given quarter.

Additionally, customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our product to become more susceptible to unplanned administrative, processing and other delays. This is particularly true for larger customers who represent a significant percentage of our sales, and for whom our products represent a very small percentage of their overall purchasing activity. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. Consequently, many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenue. In addition, current capital constraints being experienced by our customers make it difficult for our customers to commit in advance to buy our products in any given quarter. If sales from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

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

Our operating results will suffer if we do not successfully commercialize our new product line.

        Our product line has undergone a fundamental change recently, as we recently began shipping our new SmartEdge 800 Router product. The growth of our business is highly dependent on customer acceptance of the SmartEdge 800 Router product. In addition, demand for the SmartEdge 800 Optical products dropped significantly in 2001 and has continued to drop in the first two quarters of 2002. Therefore, our quarterly revenues for this product were significantly less than previously anticipated. If our SmartEdge 800 Router products do not achieve widespread market acceptance and increased revenues, our operating results, financial condition or business prospects would be negatively impacted.

We are exposed to financial risk from interest rate swaps.

We have substantial interest rate exposure in connection with the swap transactions we entered into during the three months ended June 30, 2002. We entered into these swap transactions to modify the effective interest characteristic of our outstanding 5% Convertible Notes. The notional amount of the swap transactions was $477.5 million, representing 100% of the outstanding Convertible Notes. A rise in 3-month LIBOR will increase our interest expense. The increased interest expense could be substantial. For example, a hypothetical 1% increase in 3-month LIBOR would result in an annualized interest expense of $15.6 million, approximately $4.8 million in excess of the amount we would pay if 3-month LIBOR continues at current levels. In addition, under the terms of the swaps, we may incur substantial termination fees upon the occurrence of certain events, including a repurchase by us of our 5% Convertible Notes prior to their maturity. In addition, we are required to post cash collateral in favor of the swap counterparties in an amount equal to 2% of the notional principal amount of the swaps plus the fair value of the swaps. The termination value of the swaps is marked-to-market daily to reflect changes in interest rates. If the termination value rises, we will be required to post additional cash collateral which will be reflected as long term restricted cash in other assets on our balance sheet. If we are unable to post additional cash collateral, the swap counter-parties will have a termination right.

Our business and results of operations may be negatively impacted due to our cash needs and debt load.

We have substantial amounts of outstanding indebtedness, primarily in the form of convertible notes. Our leverage, coupled with our cash needs, may have significant negative consequences, including limiting our ability to obtain additional financing, continuing cash usage to service the indebtedness, and discouraging future acquisitions of the Company due to potential requirements to repurchase the indebtedness upon a change of control.

There are a limited number of potential customers for our products.

During the six months ended June 30, 2002, Verizon and Sumitomo accounted for 19% and 12% of our revenue, respectively. These customers are in the telecommunications industry, which has been depressed and which has undergone significant consolidation recently. We therefore anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers.

Furthermore, we are dependent on sales to companies in the telecommunications industry. Over the last six months, many of our customers or potential customers in the U.S. have experienced severe financial hardships including bankruptcy and allegations of accounting fraud. If this industry does not recover, our customers may continue to encounter a shortage of capital, reduce their levels of capital investments, reevaluate their need for our products, and/or purchase competing products. As a result, our revenues may not increase and may decrease, and our business would suffer.

We face risks due to our reliance on sales in international markets.

We have become increasingly reliant on sales to international customers during the last two years. During the three months ended June 30, 2002, we derived approximately 53% of our revenues from sales to international customers. Our growing international presence exposes us to risks including: unexpected regulatory requirements and protectionist laws; political, legal and economic instability; difficulties in managing operations across disparate geographic areas; foreign currency fluctuations; reduced or limited protection of our intellectual property rights; and dependence on local distributors.

If our products do not anticipate and meet specific customer requirements and demands, our sales and operating results would be adversely affected.

To achieve market acceptance of our products, we must anticipate and adapt to customer requirements and offer products and services that meet customer demands. Due to the complexity of our product, many of our customers require product features and capabilities that our products may not have. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements.

Undetected software or hardware errors in our products before deployment could have a material adverse effect on our operating results.

Due to the complexity of both our products and our customers’ environments, we may not detect product defects until full deployment in our customers’ networks. Furthermore, due to the intricate nature of our products, it is possible that our products may not interoperate with our customers’ networks. This possibility is enhanced by the fact that our customers typically use our products in conjunction with products from other vendors. We may be required to dedicate significant technical resources to resolve the problem. If this occurs, we could experience, among other things: loss of major customers, cancellation of product orders, delay in recognizing revenues, and damage to our reputation.

We are dependent on sole source and limited source suppliers for several key components.

We currently purchase several key components used in our products from single or limited sources of supply. In addition, we rely on LSI Logic and IBM as our foundries for a number of our application specific integrated circuits, or ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our manufacturers, may fail to obtain these supplies in a timely manner in the future.

We currently depend on a single contract manufacturer with whom we do not have a long-term supply contract.

We depend on a single third party contract manufacturer, with whom we do not have a long-term contract, to manufacture our products. If we should fail to effectively manage our contract manufacturer relationship or if our supplier should experiences delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers would be delayed. If this manufacturer were to cease doing business with us, our ability to deliver products to customers would be materially adversely affected.

Our business will be adversely affected if we are unable to protect our intellectual property rights.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2002, we entered into two interest rate swap agreements with aggregate notional amounts of $477.5 million to hedge changes in the fair value of the our 5% Convertible Notes, attributable to changes in LIBOR, by swapping 5% fixed interest payments for variable interest payments based on the 3-month LIBOR plus 40 basis points. The swaps resulted in interest expense savings of approximately $1.3 million for the three months ended June 30, 2002. However, a rise in 3-month LIBOR will increase our interest expense, which could be substantial. A hypothetical 1% increase in 3-month LIBOR would result in an annualized interest expense of $15.6 million, approximately $4.8 million in excess of the amount we would pay if 3-month LIBOR continues at current levels. However, a rise in 3-month LIBOR interest rates above approximately 5% per annum in future periods could result in incremental interest expense to us.

We are required to post cash collateral in favor of the swap counter-parties in an amount equal to 2% of the notional principal amount of the swaps plus the fair value of the swap agreements. Generally the required collateral will rise as interest rates rise. If we are unable to post additional cash collateral, the swap counter-parties will have a termination right. During the three months ended June 30, 2002, we were required to post $9.6 million in restricted cash as collateral, which is include in other assets on our balance sheet.

As of June 30, 2002, we maintained cash, cash equivalents, short-term investments, and restricted cash and investments of $144.7 million and long-term restricted cash of $11.3 million primarily related to the collateral on our interest rate swap agreements. We also had debt and capital leases with fixed and variable interest rates with principal amounts totaling $492.0 million. If interest rates were to change by 10%, the interest payments would increase by approximately $1.1 million, largely due to the interest rate swap.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At June 30, 2002 and December 31, 2001, our primary net foreign currency exposures were in Canadian dollars, Euros, Australian dollars, Singaporean dollars, Taiwanese dollars, and British pounds. At June 30, 2002, the company held net foreign currency forward contracts to buy U.S. dollar equivalents, with an aggregate face value of approximately $3.5 million, to mitigate exposure related to intercompany balances with its Canadian, European, Australian, Singaporean, Taiwanese, and British subsidiaries and to mitigate future payments in Canadian dollars related to a lease surrender agreement. The company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedge. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

        A 10% adverse move in currency exchange rates affecting the contracts from their June 30, 2002 levels would decrease the fair value of the contracts by approximately $1.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to income or cash flows. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges.

PART II.    OTHER INFORMATION

REDBACK NETWORKS INC.

Item 1.     Legal Proceedings

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain Redback products infringed five identified Nortel patents and requested that Redback enter into a royalty bearing license agreement. Redback filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 and amended that complaint in March 2002, seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that Redback does not infringe any valid claim of the those patents. Nortel has answered the amended complaint and has filed a counter claim alleging that Redback infringed the five identified Nortel patents. In June 2002, the parties agreed to drop one of the five patents from the lawsuit. Because of the uncertainties related to both the amount and potential range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. Were an unfavorable ruling to occur, there exists the possibility of a material impact on our business, results of operations, financial condition and cash flow.

In July 2001, plaintiffs filed a shareholder class action lawsuit against Redback and its former officers. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against Redback and its current and former officers and directors, as well as certain underwriters involved in Redback’s initial public offering. Although the outcome of this lawsuit cannot be predicted with certainty, management does not believe that it will have a material adverse effect on the Company’s financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on business, results of operations, financial condition and cash flow.

Item 2 .     Changes in Securities and Use of Proceeds.

On May 21, 2002, we entered into an agreement whereby we sold 17,723,297 shares of common stock to Nokia Finance International BV (“Nokia”) for an aggregate purchase price of approximately $34.3 million, net of issuance costs of $1.5 million pursuant to a Common Stock and Warrant Purchase Agreement. The underwriter involved in the transaction was Credit Suisse First Boston. The securities were issued in reliance upon the exemption from registration provided by Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended, based on the fact that the offering met the requirements of Regulation D such that the common stock sold by the issuer was in a sale not involving a public offering.

We also issued to Nokia a Common Stock Purchase Warrant (the “Warrant”) allowing Nokia the right to purchase an additional number of shares of common stock up to an aggregate of approximately 31.9 million shares of common stock. The Warrant’s exercise price will be the closing price of our common stock on the date of exercise. The Warrant is exercisable during three different periods as follows: (1) for the ten business days beginning two business days after the public announcement by us of our earnings for the year ended December 31, 2002, (2) for the ten business days beginning on May 21, 2003, which is the twelve month anniversary of the Closing Date, and (3) for the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date.

Item 3 .     Defaults upon Senior Securities.

None

Item 4 .     Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 8, 2002.

Kevin A. DeNuccio, Pierre R. Lamond, Gaurav Garg, Promod Haque, Donald J. Listwin, William Kurtz, and Daniel J. Warmenhoven were elected as directors. The results of the voting were as follows:

Election of Directors	For	Withheld
Kevin A. DeNuccio	136,541,938	831,919
Pierre R. Lamond	135,670,049	1,703,808
Gaurav Garg	136,139,699	1,234,158
Promod Haque	135,711,612	1,662,245
Donald J. Listwin	136,454,989	918,868
William Kurtz	135,881,295	1,492,562
Daniel J. Warmenhoven	136,461,011	912,846

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 2002 was approved. The results of the voting were as follows:

	For	Against	Abstain	Total
Votes	136,143,353	1,179,344	51,161	137,373,858

Item 5 .     Other Information.

OPEN FOR LANGUAGE ON AUDIT COMM REVIEW TO BE PROVIDED BY WS

Item 6 .     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number		Description

2.1	(1)	Common Stock and Warrant Purchase Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV.

2.2	(1)	Common Stock Purchase Warrant, dated as of May 21, 2002, issued to Nokia Finance International BV by Redback Networks Inc.+

4.1	(1)	Investor’s Rights Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV.+

10.2		Surrender of Lease and Lease Modification Agreement by and between 2725312 CANADA Inc. and the Company dated June 19, 2002.

10.3		Credit Suisse First Boston Confirmation and Collateral Agreement dated May 22, 2002.

99.1		Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2002.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

On April 11, 2002, the Company filed a Current Report on Form 8-K dated April 10, 2002 to report the announcement of its financials results for the first fiscal quarter of 2002.

On May 9, 2002, the Company filed a Current Report on Form 8-K dated May 1, 2002 to report that the Company received notice of the filing of an amended class action complaint filed in the United States District Court for the Southern District of New York, naming the Company and two of its former officers as defendants.

        On May 24, 2002, the Company filed a Current Report on Form 8-K dated May 22, 2002 to report that the Company and Nokia Networks, the infrastructure arm of Nokia Corporation (“Nokia”) had entered into a strategic relationship with the Company; that Nokia purchased a 10 percent stake of unregistered common stock in the Company with an option to purchase an additional amount from the Company to increase its ownership of the Company’s outstanding common stock to less than 20 percent; and that a Nokia representative, Ari Lehtoranta, had been elected to the Company’s board of directors.

On May 31, 2002, the Company filed a Current Report on Form 8-K dated May 21, 2002 to report that the Company and Nokia Finance International BV entered into a Common Stock and Warrant Purchase Agreement, pursuant to which the Company (i) sold and issued to Nokia 17,723,297 shares (the “Initial Shares”) of the Company’s common stock, at a purchase price equal to $2.02 per share (or $35,801,060 in the aggregate), and (ii) issued to Nokia a Common Stock Purchase Warrant that provides for the right of Nokia to purchase that number of shares of common stock as may be necessary to increase Nokia’s holdings to up to an aggregate of 31,901,467 shares of common stock, including the Initial Shares issued to Nokia and any shares of common stock purchased by Nokia pursuant to its pre-emptive rights. The Company also reported that: the Company and Nokia had entered into an Investor’s Rights Agreement pursuant to which the Company granted Nokia certain registration rights and pre-emptive rights; and that the Company and US Stock Transfer Corporation executed an amendment to the Rights Agreement dated June 12, 2001, to provide that Nokia will not be deemed an “Acquiring Person” under the Rights Agreement only on account of the aforementioned transaction with the Company and as provided in the documents relating thereto.

On July 18, 2002, the Company filed a Current Report on Form 8-K dated July 10, 2002 to report the announcement of its financials results for the second fiscal quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDBACK NETWORKS INC.

By:	/s/ DENNIS P. WOLF
Dennis P. Wolf Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    August 14, 2002