Form 10-Q
period 2002-09-30
REDBACK NETWORKS INC
filed 2002-11-14
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes  ☒  No  ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of October 24, 2002 was 177,098,823 shares, including 26,456 shares issuable in exchange for our subsidiary’s exchangeable shares.

REDBACK NETWORKS INC.

FORM 10-Q
September 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$47,283	$65,642
Short-term investments	49,756	69,178
Restricted cash and investments	30,066	44,000
Accounts receivable, less allowance for doubtful accounts of $3,880 and $5,842	5,504	34,924
Accounts receivable from related party	3,400	—
Inventories	17,052	67,954
Other current assets	10,362	18,312

Total current assets	163,423	300,010
Property and equipment, net	69,836	93,456
Goodwill	431,742	419,064
Other intangible assets, net	6,250	28,833
Other assets	45,500	24,984

Total assets	$716,751	$866,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings and capital lease obligations, current	$13,286	$13,538
Accounts payable	12,137	41,645
Accrued liabilities	78,272	101,832
Deferred revenue	9,792	9,539

Total current liabilities	113,487	166,554
Convertible notes	507,411	477,500
Other long-term liabilities	62,055	84,756

Total liabilities	682,953	728,810

Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common Stock: $0.0001 par value; 750,000 shares authorized; 173,890 and 157,983 shares issued and outstanding, respectively	5,365,724	5,324,293
Deferred stock-based compensation	(5,218)	(13,465)
Notes receivable from stockholders	(84)	(150)
Accumulated other comprehensive loss	(26,065)	(25,274)
Accumulated deficit	(5,300,559)	(5,147,867)

Total stockholders’ equity	33,798	137,537

Total liabilities and stockholders’ equity	$716,751	$866,347

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Product revenue	$9,252	$30,804	$71,514	$170,010
Related party product revenue	3,157	—	9,717	—
Service revenue	4,998	6,197	16,815	17,355

Total revenue	17,407	37,001	98,046	187,365

Product cost of revenue	26,503	65,077	90,498	237,624
Service cost of revenue	3,710	4,760	12,892	16,598

Total cost of revenue	30,213	69,837	103,390	254,222

Gross profit (loss)	(12,806)	(32,836)	(5,344)	(66,857)

Research and development(1)	20,018	26,605	67,372	84,109
Selling, general and administrative(1)	15,726	34,713	57,849	92,272
Impairment of goodwill	—	2,689,857	—	2,689,857
Restructuring charges	—	53,379	1,612	80,529
Amortization of intangibles	51	314,406	1,086	943,789
Stock-based compensation	1,833	4,370	7,600	51,096

Operating expenses	37,628	3,123,330	135,519	3,941,652

Loss from operations	(50,434)	(3,156,166)	(140,863)	(4,008,509)
Interest and other income, net	764	4,736	3,189	10,219
Interest expense	(3,216)	(6,803)	(15,018)	(20,523)

Net loss	$(52,886)	$(3,158,233)	$(152,692)	$(4,018,813)

Basic and diluted net loss per share	$(0.30)	$(21.71)	$(0.94)	$(28.45)

Shares used in computing per share data	173,517	145,475	162,630	141,250

(1) Amounts exclude stock-based compensation as follows:

Research and development	$1,122	$3,069	$4,322	$33,237
Selling, general and administrative	711	1,301	3,278	17,859

	$1,833	$4,370	$7,600	$51,096

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,692)	$(4,018,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,320	27,464
Amortization of goodwill and other intangibles	10,057	943,789
Stock-based compensation	7,600	51,096
Impairment of goodwill	—	2,689,857
Impairment of minority investments	—	11,379
Changes in assets and liabilities:
Accounts receivable, net	26,020	63,170
Inventories	47,227	(47,129)
Other assets	(1,781)	(4,112)
Accounts payable	(25,011)	17,052
Accrued liabilities	(29,644)	77,887
Deferred revenue	253	(144)
Other long-term liabilities	19,259	50,518

Net cash used in operating activities	(68,392)	(137,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,207)	(54,346)
Purchases of short-term investments	—	(513,752)
Sales of short-term investments	18,292	691,193
Change in restricted cash and investments, net	7,902	43,000
Acquisition, net of cash acquired	—	1,603

Net cash provided by investing activities	13,987	167,698

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	37,322	10,852
Principal payments under capital lease obligations and borrowings	(1,276)	(6,932)

Net cash provided by financing activities	36,046	3,920

Net change in cash and cash equivalents	(18,359)	33,632
Cash and cash equivalents at beginning of period	65,642	31,237

Cash and cash equivalents at end of period	$47,283	$64,869

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$12,151	$13,506

See accompanying Notes to Condensed Consolidated Financial Statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business

Redback Networks Inc. (the “Company” or “Redback”) is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. The Company’s product lines, which consist of the Subscriber Management SystemTM (“SMS”) and SmartEdgeTM product families, combine networking hardware and software. These product families are designed to enable the Company’s customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

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

The Company believes that it maintains adequate cash and investment balances to last for at least the next 12 months. However, this belief is conditioned upon a significant increase in revenue from the third quarter of 2002, and further reductions in operating expenses. If the Company’s revenue were to be less than anticipated or if its expenses or capital expenditures were to be greater than anticipated, the Company may need to raise additional funds within this 12-month period. There can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Significant estimates in these unaudited condensed consolidated financial statements include, but are not limited to, restructuring reserves, allowances for doubtful accounts receivable, warranty reserves, asset and investment impairments, net realizable value of inventories, and deferred income tax asset valuation allowances. Actual results could differ from those estimates.

Fiscal Calendar

Effective January 1, 2002, the Company adopted a calendar year which ends on December 31, 2002. In fiscal 2001, the Company’s quarters ended on March 31st, June 30th, September 29th, and December 29th.

Significant Customers

During the three months ended September 30, 2002, two customers accounted for 18% and 13% of the Company’s revenue. During the nine months ended September 30, 2002, three customers accounted for 16%, 12% and 10% of the Company’s revenue. During the three months ended September 30, 2001, two customers accounted for 23% and 14% of the Company’s revenue. During the nine months ended September 30, 2001, two customers accounted for 22% and 16% of the Company’s revenue. Customers include both end user customers and distributors.

Impairment of Long-Lived Assets

The Company performed impairment analyses on its long-lived assets as of September 30, 2002 due to the significant decline in its market capitalization and revenue during the three months ended September 30, 2002. As a result of this review, no impairment charges were recorded. However, the Company could be required to record impairment charges in the future.

3.     Related Party Transactions

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV (“Nokia”) for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon a five-day average NASDAQ closing price, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the related commercial arrangement with periodic charges against revenue. In the three and nine months ended September 30, 2002, revenue was reduced by approximately $369,000 and $738,000, respectively, for such amortization. Issuance costs associated with this transaction were approximately $1.5 million. As a result of the Purchase Agreement, Nokia has the right to elect one member to the Company’s Board of Directors.

Revenues and accounts receivable from Nokia are reflected as “related party” in the three and nine months ended September 30, 2002. Revenues from Nokia were approximately $898,000 and $5.9 million during the three and nine months ended September 30, 2001, respectively. As of December 31, 2001, accounts receivable from Nokia was approximately $641,000.

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

Workforce reductions

In May and June 2002, the Company reduced its workforce by 76 people. The Company recorded a charge of $1.6 million for termination benefits related to this reduction during the three months ended June 30, 2002. The remaining balance in the restructuring related reserves for workforce reductions as of September 30, 2002 includes termination benefits that have yet to be paid for individuals included in the Company’s reductions in workforce. See Note 13 for a description of the announcement by the Company in the fourth quarter of 2002 to further reduce its workforce.

The Company’s restructuring reserves are summarized as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Current Year Accruals	Non-cash Charges	Cash Payments	Restructuring Accrual at September 30, 2002
Workforce reduction	$648	$1,612	$—	$(1,996)	$264
Consolidation of excess facilities	92,538	—	(4,525)	(10,496)	77,517

Total	$93,186	$1,612	$(4,525)	$(12,492)	$77,781

The current and long-term portions of the restructuring related reserves are $18.3 million and $59.5 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

5.    Goodwill and Purchased Intangible Assets

On January 1, 2002, the Company adopted SFAS 142. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The Company ceased amortizing goodwill totaling $431.7 million as of the beginning of fiscal 2002, including $12.6 million of acquired workforce intangibles previously classified as purchased intangible assets.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to four years. In the three and nine months ended September 30, 2002, amortization expense of intangible assets was $1.9 million and $10.1 million, respectively. In the three months ended June 30, 2002, the Company determined that based on the current business outlook and the Company’s planned use of the acquired technologies, the useful lives of certain acquired existing technology intangible assets should be reduced. As a result, amortization of intangibles assets increased by $2.6 million in the three and six months ended June 30, 2002. The Company expects amortization expense on purchased intangible assets to be $2.0 million for the remainder of fiscal 2002, $3.8 million in fiscal 2003, and $450,000 in fiscal 2004, at which time purchased intangible assets will be fully amortized, assuming no future impairments of these assets or additions as the result of acquisitions.

The Company was also required to perform a transitional impairment analysis on goodwill. The Company completed the transitional impairment analysis in May 2002, and no impairment charge was required. In addition, the Company was required to perform an annual impairment test, which it performed as of June 1, 2002, and no impairment charge was required. The Company expects to perform its annual impairment test in the second quarter of every year. If there is a significant decrease in the Company’s business in the future, the Company may be required to record impairment charges in future periods.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 30, 2001 (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss—as reported	$(52,886)	$(3,158,233)	$(152,692)	$(4,018,813)

Adjustments:
Amortization of goodwill	—	310,589	—	931,847
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	1,553	—	6,655

Net adjustments	—	312,142	—	938,502

Net loss—adjusted	$(52,886)	$(2,846,091)	$(152,692)	$(3,080,311)

Basic and diluted net loss per share—as reported	$(0.30)	$(21.71)	$(0.94)	$(28.45)

Basic and diluted net loss per share—adjusted	$(0.30)	$(19.56)	$(0.94)	$(21.81)

6.    Selected Balance Sheet Data

	September 30, 2002	December 31, 2001
Inventories
Raw materials and work in process	$5,150	$22,257
Finished assemblies	11,902	45,697

	$17,052	$67,954

Property and equipment, net
Machinery and computer equipment	$82,786	$77,929
Software	23,839	28,918
Leasehold improvements	16,568	21,651
Spares	11,410	11,519
Furniture and fixtures	7,110	8,943

	141,713	148,960
Less: Accumulated depreciation and amortization	(71,877)	(55,504)

	$69,836	$93,456

Other intangibles, net
Workforce	$—	$30,271
Existing technology	23,872	23,871
Non-compete agreements	10,400	10,400

	34,272	64,542
Less: Accumulated amortization	(28,022)	(35,709)

	$6,250	$28,833

Other assets
Deferred financing costs	$9,391	$10,744
Long-term restricted cash	11,283	5,250
Deposits and other	24,826	8,990

	$45,500	$24,984

Accrued liabilities
Accrued compensation	$7,454	$10,729
Accrued interest payable	13,947	5,969
Accrued restructuring, current	18,284	12,585
Accrued inventory related commitments	9,504	44,922
Other	29,083	27,627

	$78,272	$101,832

Other long-term liabilities
Accrued restructuring, long-term	$59,498	$80,601
Other	2,557	4,155

	$62,055	$84,756

        During the three months ended June 30, 2002, the Company determined that based on the current business outlook and the downsizing effort that was undertaken, primarily related to the optical transport market, the useful lives of certain of its assets should be adjusted and additional inventory reserves should be recorded. The Company recorded approximately $6.4 million of additional depreciation expense for fixed assets that were abandoned, approximately $2.4 million for the write-off of other assets, and approximately $22.0 million of additional inventory reserves. During the three months ended September 30, 2002, the Company recorded additional inventory reserves of approximately $14.4 million based on the current demand forecast.

7.    Borrowings and Commitments

In December 2001, the Company entered into a $12 million line of credit under an agreement with a bank that expires in December 2002. In May 2002, the agreement was amended. The line of credit is collateralized by restricted cash of 125% of the outstanding borrowings ($15 million at September 30, 2002). Borrowings under this line of credit bear interest at an annual rate of 0.5% below the prime rate. The Company had $12 million outstanding under this line of credit at September 30, 2002. Under the terms of the agreement, the Company is required to adhere to certain reporting requirements, maintain minimum collateral and EBITDA, requirements, as defined, of $(14.2) million, $(13.5) million, $(4.8) million, and $7.8 million for the quarters ended March 31, June 30, September 30, and December 31, 2002, respectively. Since the Company would not have been in compliance with its EBITDA requirements as a consequence of its third quarter earnings results, it obtained a waiver from the bank. Subsequent to the quarter ended September 30, 2002, the Company repaid the outstanding balance on its line of credit, and elected to terminate the original agreement. The Company is presently in negotiations for a new line of credit.

During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (“Convertible Notes”) due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes are subordinated to all existing and future senior debt and effectively to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. On or after the third business day after April 1, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price set forth in the indenture governing the Convertible Notes plus accrued interest. However, because the Company will not have the right to redeem the Convertible Notes unless the closing price for the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption, it is very unlikely that the Company will have the right to redeem the notes before April 1, 2005. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. Upon a change of control of the Company, the repayment of the Convertible Notes will be accelerated and the Convertible Notes will be due immediately if the Company makes an offer to repurchase the Convertible Notes. In October 2001, the Company repurchased approximately $22.5 million of the Convertible Notes and recognized a gain of approximately $10.4 million.

8.    Accounting for Derivate Financial Instruments

Interest Rate Risk

In May 2002, the Company entered into two interest rate swap transactions (the “Swaps”) to modify the effective interest characteristic of its outstanding Convertible Notes (See Note 7). The Swaps were designated as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The gain or loss from changes in fair value of the Swaps and the offsetting changes in fair value of the Convertible Notes are recognized in other income (expense).

The notional amount of the Swaps was $477.5 million, representing 100% of the outstanding Convertible Notes, the hedged item. The Company received fixed payments equal to 5% of the notional amount, payable on April 1st and October 1st starting on October 1, 2002. In exchange, the Company paid floating rate payments equal to the 3-month London InterBank Offered Rate (“LIBOR”) plus 0.40% multiplied by the notional amount of the Swaps.

To test the effectiveness of the hedges, the Company compares the entire change in the fair value of Swaps to changes in the fair value of the Convertible Notes due to changes in LIBOR (using the dollar offset method). LIBOR rates are provided by the investment banks. The fair value of the Swaps and the Convertible Notes are calculated as the present value of the contractual cash flows to the expected maturity date. In support of its obligation under the Swaps, the Company is required to provide collateral in the amount of 2.0% of the sum of the notional amount and the fair value of the Swaps.

On August 13, 2002, the Company terminated the Swaps realizing cash proceeds of approximately $20.4 million including accrued interest receivable. The gain of approximately $17.7 million is recorded as an adjustment to the carrying value of the notes, and will be amortized with periodic credits to interest expense over the remaining term of the Convertible Notes. The Company also entered into a new interest rate swap agreement (the “new Swap”) with a notional amount of $477.5 million, representing 100% of the outstanding Convertible notes, the hedged item. The new Swap, which was entered into with one of the two original parties, has identical terms to the previous Swap with that party, except as to the variable interest rate to be paid by the Company. Under the new Swap, the Company will pay floating rate payments equal to the 3-month LIBOR plus 1.45% or 3.223% on August 13, 2002.

The fair value of the new Swap at September 30, 2002 was $13.1 million, which is recorded in other non-current assets. The fair value adjustment to the Convertible Notes at September 30, 2002 was $12.7 million, which was recorded as an adjustment to the carrying value of the notes. For the three and nine months ended September 30, 2002, the hedges were highly effective. The ineffective portion, a gain of approximately $366,000 and $499,000 in the three and nine months ended September 30, 2002, respectively, was recorded in other income and expense, net. Accrued interest receivable related to the new Swap is included in other current assets, and accrued interest payable on the new Swap is included in accrued liabilities. At September 30, 2002, the collateral of $9.6 million is included in long-term restricted cash.

In October 2002, the Company terminated the new Swap realizing cash proceeds of approximately $5.1 million. The resulting gain will be recorded as an adjustment to the carrying value of the notes, and will be amortized with periodic credits to interest expense over the remaining term of the Convertible Notes. Upon termination of the Swap in October 2002, the collateral was returned to the Company and will no longer be considered restricted cash in other long-term assets. The Company did not choose to re-enter into a new swap agreement given the current volatility in interest rates.

Foreign Currency Exchange Rate Risk

At September 30, 2002, the Company held net foreign currency forward contracts to buy U.S. dollar equivalents, with an aggregate face value of approximately $2.9 million, to mitigate exposure related to intercompany balances with its Canadian, European, Australian, Singaporean, Taiwanese, and British subsidiaries and to mitigate future payments in Canadian dollars related to a lease surrender agreement. The company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

9.    Other Comprehensive Income (Loss)

Other comprehensive income for the three months ended September 30, 2002 consisted of foreign currency translation gains of $235,000 and an unrealized gain on investments of $83,000. Other comprehensive loss for the nine months ended September 30, 2002 consisted of foreign currency translation losses of $410,000 and an unrealized loss on investments of $380,000. Other comprehensive loss for the three months ended September 30, 2001 consisted of foreign currency translation losses of $12.9 million and an unrealized gain on investments of $2.3 million. Other comprehensive loss for the nine months ended September 30, 2001 consisted of foreign currency translation losses of $14.1 million.

10.    Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(52,886)	$(3,158,233)	$(152,692)	$(4,018,813)

Denominator:
Weighted average common shares outstanding	177,320	155,103	167,493	154,417
Weighted average unvested common shares subject to repurchase	(3,803)	(9,628)	(4,863)	(13,167)

Denominator for basic and diluted calculations	173,517	145,475	162,630	141,250

Basic and diluted net loss per share	$(0.30)	$(21.71)	$(0.94)	$(28.45)

Options to purchase approximately 38.0 million and 27.8 million shares of common stock at average exercise prices of $0.68 and $5.27 per share, convertible promissory notes convertible into approximately 2.5 million and 2.6 million shares of common stock and warrants to purchase approximately 136,000 and 374,000 shares of common stock at average exercise prices of $4.34 and $2.11 per share for the three months ended September 30, 2002 and 2001, respectively, have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Options to purchase approximately 31.5 million and 19.9 million shares of common stock at average exercise prices of $1.53 and $18.04 per share, convertible promissory notes convertible into approximately 2.5 million and 2.6 million shares of common stock and warrants to purchase approximately 136,000 and 374,000 shares of common stock at average exercise prices of $4.34 and $2.11 per share for the nine months ended September 30, 2002 and 2001, respectively, have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Additionally, warrants to purchase approximately 14.2 million shares of common stock for the three and nine months ended September 30, 2002 have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

11.    Legal Proceedings

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

In July 2001, plaintiffs filed a shareholder class action lawsuit against Redback and its former officers in the Untied States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against Redback and its current and former officers and directors, as well as certain underwriters involved in Redback’s initial public offering. Although the outcome of this lawsuit cannot be predicted with certainty, management does not believe that it will have a material adverse effect on the Company’s financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on business, results of operations, financial condition and cash flow.

12.    New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Among other things, SFAS 145 rescinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt. The adoption of SFAS 145 in the second quarter of 2002 did not have a significant impact on the Company’s financial position or results of operations. However, as a result of SFAS 145, the extraordinary gains recorded on the extinguishment of debt in the fourth quarter of 2001 will be reclassified and reported as other income when the 2001 results of operations are reported for comparative purposes in the 2002 annual financial statements.

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

13.    Subsequent Events

Subsequent to September 30, 2002, the Company announced a plan to restructure its operations through a reduction in its workforce by approximately 120 people. The selling, general and administrative functions will primarily be affected by the reduction. The affected employees are entitled to severance and other benefits pursuant to the Company’s benefits program. The Company expects to record a charge of approximately $5.4 million for termination benefits and other related costs in the fourth quarter of 2002.

In October 2002, the Company terminated its interest rate swap, as discussed in Note 8.

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (as set forth in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our estimated revenue in 2002; the return of our SMS business and growing customer acceptance for our SmartEdge 800 Router products; our expected gross margins in 2002; expected future R&D and SG&A expenses; future interest income and expense; our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months; and the expected impact to our income and cash flows due to interest rate changes and currency exchange rates. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report and in our Form 10-K. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report and other documents we file with the Securities and Exchange Commission, including our most recent reports on Form 8-K, Form 10-K and Form 10-Q and any amendments thereto.

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

Results of Operations

Net Revenue

Our net revenue of $17.4 million for the three months ended September 30, 2002 decreased 57% from net revenue of $40.1 million for the three months ended June 30, 2002 and 53% from $37.0 million in the prior year comparative period. Net revenue decreased 48% to $98.0 million for the nine months ended September 30, 2002 from $187.4 million in the prior year to date comparative period. The decrease for the three months ended September 30, 2002 was primarily a result of a 75% decrease in our SMS revenue from $27.2 million in the three months ended September 30, 2001 to $6.8 million in the three months ended September 30, 2002. Substantially all of the revenue decrease related to lower aggregate unit volumes of SMS products. However, these decreases were offset in part by a 66% increase in SmartEdge product revenue and higher average selling prices of SmartEdge products. Included in net revenue for the three and nine months ended September 30, 2002 is approximately $3.2 million and $9.7 million, respectively, of revenue from Nokia, which became a related party in the three months ended June 30, 2002.

The current downturn in economic activity is continuing into the latter half of 2002, and we have no reason to believe that the economy will improve in 2003. We currently have limited visibility into our business prospects. On a forward-looking basis, we are planning our business on the assumption that annual revenue in 2002 will be lower than in 2001. In order to achieve the projected annual revenue, our fourth quarter revenue must increase. This revenue growth in the fourth quarter assumes: (1) a return of the SMS business, much of which, we believe, was delayed in the third quarter of 2002, due to the expected introduction of the SMS 10000 SL in the fourth quarter of 2002 as well as a deepening economic downturn; and (2) growing acceptance for our new Smart Edge 800 Router product. A sustained reduction in quarterly revenue would require us to further re-evaluate our business investment and resource levels.

Cost of Revenue; Gross Profit (Loss)

Gross profit (loss) improved from (88.7)% for the three months ended September 30, 2001 to (73.6)% in the three months ended September 30, 2002. Gross profit (loss) improved from (35.7)% for the nine months ended September 30, 2001 to (5.5)% in the nine months ended September 30, 2002. The reduced loss resulted from lower charges for excess and obsolete inventory, product cost improvements, a higher percentage of SMS and SmartEdge 800 Router sales which typically have standard margins of over 50%, compared with optical transport products which typically realize lower margins, and a decrease in other manufacturing costs that are not included in the standard margins, offset in part by increased charges for amortization of intangible assets due to the change in estimate of useful lives for certain of our purchased technology. We took charges for excess and obsolete inventory of $42.4 million and $131.0 million in the three and nine months ended September 30, 2001, respectively, due to decreased demand projections. We took charges for excess and obsolete inventory of approximately $14.4 million and $34.4 in the three and nine months ended September 30, 2002 due to reductions in our demand forecast from the current market environment. These charges negatively impacted our margins. On a forward-looking basis, gross profit (loss) may fluctuate due to the factors below:

•	Lower revenue than planned.

•	Higher charges from our contract manufacturer as it realizes lower economies of scale or if parts shortages require premium charges.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed.

•	Additional charges for excess and obsolete inventory that will not be sold within the 12-month demand horizon we use for estimating our excess and obsolete inventory reserve requirements.

•	Change in the mix of revenue, including higher service revenue as a percentage of net revenues, due to lower product revenues.

•	Increased competition for our products or services, which may affect pricing.

Operating Expenses

Research and Development

Our research and development (“R&D”) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes and other departmental expenses. Our R&D expenditures decreased 25% to $20.0 million for the three months ended September 30, 2002 from $26.6 million in the prior year comparative period, and represented 115% and 72% of net revenue in the three months ended September 30, 2002 and 2001, respectively. Our R&D expenditures decreased 20% to $67.4 million for the nine months ended September 30, 2002 from $84.1 million in the prior year to date comparative period, and represented 69% and 45% of the net revenue in the nine months ended September 30, 2002 and 2001, respectively. The decrease in our expenses is primarily due to a decrease in prototype spending, equipment related expenses, a decrease in salary and related costs consistent with the decrease in our R&D headcount from 514 at September 30, 2001 to 369 at September 30, 2002, and a decrease in the use of consultants. Additionally, in the three months ended June 30, 2002, we scaled back our investment in the optical transport market, which resulted in some redeployment of resources and a reduction in R&D spending. Further impacting R&D expenses in the nine months ended September 30, 2002 is approximately $4.2 million of additional expense related to the abandonment of assets due to the business outlook and the downsizing efforts we underwent during the second quarter of 2002. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. In the current market, we continue to evaluate our R&D resources needs, which could result in a reduction in R&D resources; we also expect to change the mix of skills within our staff as our business needs change.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 55% to $15.7 million for the three months ended September 30, 2002 from $34.7 million in the prior year comparative period, and represented 90% and 94% of net revenue in the three months ended September 30, 2002 and 2001, respectively. Our SG&A expenditures decreased 37% to $57.8 million for the nine months ended September 30, 2002 from $92.3 million in the prior year to date comparative period, and represented 59% and 49% of net revenue in the nine months ended September 30, 2002 and 2001, respectively. The decrease in our costs is primarily due to the decrease in selling and related expenses and salary and related costs consistent with the decrease in our SG&A headcount from 367 at September 30, 2001 to 252 at September 30, 2002 and a decrease in our sales-related travel expenditures consistent with decreased revenue. Additionally, in the three months ended June 30, 2002, we scaled back our SG&A expenses primarily through a headcount reduction. Further impacting SG&A expenses in the nine months ended September 30, 2002 is approximately $4.6 million of additional expense related to the abandonment of assets due to the business outlook and the downsizing efforts we underwent in the second quarter of 2002. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue. In the current market, we continue to evaluate our SG&A resources needs, and have taken action to reduce our SG&A headcount in the fourth quarter of 2002; we also expect to change the mix of skills within our staff as our business needs change.

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

Workforce reductions

In May and June 2002, we reduced our workforce by 76 people, and recorded a charge of $1.6 million for these termination benefits during the three months ended June 30, 2002. The remaining balance in the restructuring related reserves for workforce reductions as of September 30, 2002 includes termination benefits that have yet to be paid for individuals that have left Redback and those individuals included in Redback’s reduction in workforce. In the fourth quarter of 2002, we announced plans to further reduce our workforce by approximately 120 people resulting in an expected charge of approximately $5.4 million for severance and other related costs.

Our restructuring reserves are summarized as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Current Year Accruals	Non-cash Charges	Cash Payments	Restructuring Accrual at September 30, 2002
Workforce reduction	$648	$1,612	$—	$(1,996)	$264
Consolidation of excess facilities	92,538	—	(4,525)	(10,496)	77,517

Total	$93,186	$1,612	$(4,525)	$(12,492)	$77,781

The current and long-term portions of the restructuring related reserves are $18.3 million and $59.5 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Amortization of Intangible Assets and Impairment of Long-Lived Assets

Amortization of intangible assets decreased to $51,000 and $1.1 million in the three and nine months ended September 30, 2002 from $314.4 million and $943.8 million in the three and nine months ended September 30,

2001, due primarily to the implementation of SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”), which we adopted on January 1, 2002. In accordance with SFAS 142:

•
On January 1, 2002, we reclassified $12.6 million in workforce assets to goodwill, and we ceased amortizing the resulting net goodwill balance of $431.7 million. Accordingly, there are no charges for the amortization of goodwill in 2002 or thereafter.

•
The net book value of goodwill must be reviewed for impairment annually and whenever there is an indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

•
We were also required to perform a transition impairment analysis. We completed the transition impairment analysis in May 2002, and no impairment charge was required. In addition, we are required to perform an annual impairment test, which we performed in June 2002 and no impairment charge was required. We expect to perform our annual impairment test in the second quarter of every year.

•
Other intangibles, with a net book value of $6.3 million as of September 30, 2002, comprising non-compete agreements and purchased technology resulting from our merger with Siara Systems, Inc. (“Siara”) and the acquisitions of Abatis Systems Corporation (“Abatis”) and Merlin Systems Corporation (“Merlin”) will continue to be amortized. In the three months ended June 30, 2002, we determined that based on the current business outlook and our planned use of the acquired technologies, the useful lives of certain acquired existing technology intangible assets should be reduced. As a result, amortization of intangibles increased by $2.6 million in the three and six months ended June 30, 2002.

•
Total amortization expense for the three and nine months ended September 30, 2002 was approximately $1.9 million and $10.0 million, respectively, of which $1.8 million and $8.9 million, respectively, was recorded in cost of revenue.

The amortization of intangible assets incurred in the three and nine months ended September 30, 2001 related to the amortization of goodwill and other intangibles. As a result of a sustained decline in our business and reduced forecasts for future periods, we performed an impairment review of our goodwill and other intangibles assets in the three months ended September 30, 2001. Based on the discounted cash flow analysis, we recorded an impairment charge of $2,689.9 million related to goodwill during the three months ended September 30, 2001. This reduction resulted from the sustained decline in our market capitalization and the uncertain outlook for our business consistent with the telecommunications industry during that time.

In the three months ended September 30, 2002, we performed impairment analyses on our long-lived assets under SFAS 142 and Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, due to the significant decline in our market capitalization and revenue during the three months ended September 30, 2002. As a result of this review, no impairment charges were recorded. However, we could be required to record impairment charges in the future.

Stock-Based Compensation

Stock-based compensation decreased 58% to $1.8 million for the three months ended September 30, 2002 from $4.4 million in the three months ended September 30, 2001. Stock-based compensation decreased 85% to $7.6 million for the nine months ended September 30, 2002 from $51.1 million in the nine months ended September 30, 2001. In the three and nine months ended September 30, 2001, stock-based compensation can be attributed to the assumption of stock option grants from acquisitions, stock option grants made below fair market value to certain key employees, and additional compensation recorded for the acceleration of stock option vesting for certain terminated employees. In the three months ended September 30, 2002, stock-based compensation primarily includes approximately $1.6 million from the assumption of stock option grants in connection with the Abatis and Merlin acquisitions and $356,000 from stock option grants made below fair market value to certain key employees. In the nine months ended September 30, 2002, stock-based compensation includes approximately

$6.0 million from the assumption of stock option grants in connection with the Abatis and Merlin acquisitions and $2.0 million from stock option grants made below fair market value to certain key employees. The decrease in stock-based compensation expense in the current year periods can be attributed to our accelerated amortization methodology, as well as the reductions in workforce.

Due to the stock price on the last trading day of the quarter (September 30, 2002), there was no significant amount of stock-based compensation recorded for the voluntary stock option replacement program. In future periods, stock-based compensation using variable accounting relating to the voluntary stock option replacement program may impact results significantly from period to period.

Interest and Other Income

Interest and other income includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Impairment on investments	$—	$—	$—	$(10,300)
Interest and other income	764	4,736	3,189	20,519

Total interest and other income	$764	$4,736	$3,189	$10,219

Interest and other income decreased 84% and 69% from the three and nine months ended September 30, 2001 to the three and nine months ended September 30, 2002, respectively. Included in interest and other income for the nine months ended September 30, 2001 was a $10.3 million impairment charge for certain of our minority investments. The change in interest and other income in the three and nine months ended September 30, 2002 was due primarily to the decrease in our invested funds from $246.7 million at September 30, 2001 to $127.1 million at September 30, 2002 and a decrease in interest rates. We expect interest income to continue to decrease as a result of the expected use of our cash to fund operations.

Interest Expense

Interest expense decreased 53% to $3.2 million for the three months ended September 30, 2002 from $6.8 million for the three months ended September 30, 2001. Interest expense decreased 27% to $15.0 million for the nine months ended September 30, 2002 from $20.5 million for the nine months ended September 30, 2001. Interest expense resulted primarily from the issuance in March 2000 of our 5% Convertible Subordinated Notes (“Convertible Notes”). The decrease in interest expense from the prior year comparative periods is due primarily to:

•	Redemption of $22.5 million of our Convertible Notes in the fourth quarter of 2001; and

•
Entering into two interest rate swap agreements for our Convertible Notes in the second quarter of 2002 to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points or 2.26% as of June 30, 2002. The swaps were terminated in the third quarter of 2002, and we entered into a new agreement to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 145 basis points or 3.22% as of September 30, 2002. In October 2002, we terminated the new agreement and did not enter into another swap agreement.

On a forward-looking basis, we anticipate that the cash requirement for interest expense will be approximately $6.0 million on a quarterly basis.

Provision for Income Taxes

No provision for income taxes has been recorded, as we have incurred net losses since inception.

Liquidity and Capital Resources

Our principal source of liquidity as of September 30, 2002 consisted of approximately $127.1 million in cash, cash equivalents, short-term investments and restricted cash and investments. The primary contributors to the reduction of this balance from $178.8 million at December 31, 2001 were our net loss before non-cash depreciation, amortization and stock compensation expenses of approximately $104.7 million, purchases of property and equipment of approximately $12.2 million, and reductions of liabilities including $33.0 million relating to the settlement of a lawsuit in the fourth quarter of 2001. The reductions were offset in part by proceeds from the sale of 17.7 million shares of our common stock to Nokia Finance International BV (“Nokia”) or approximately $34.3 million, net issuance costs, cash proceeds of $20.4 million from the unwinding of our interest rate swaps, and reductions in working capital.

Cash used in operating activities was $68.4 million for the nine months ended September 30, 2002, compared to $138.0 million in the nine months ended September 30, 2001. Cash used in operating activities in the nine months ended September 30, 2002 resulted primarily from our net loss of $152.7 million, offset by depreciation and amortization of $40.4 million, stock compensation expense of $7.6 million and an increase from the change in assets over liabilities of approximately $36.3 million. Cash used in operating activities in the nine months ended September 30, 2001 resulted primarily from our net loss of $4,018.8 million, offset by depreciation and amortization of $971.3 million, stock compensation expense of $51.1 million, impairment of goodwill and minority investments of $2,701.2 million and an increase from the change in liabilities over assets of approximately $157.2 million.

Cash provided by investing activities was $14.0 million for the nine months ended September 30, 2002, compared to $167.7 million in the nine months ended September 30, 2001. Cash provided by investing activities in the nine months ended September 30, 2002 was due primarily to the sale of investments of $18.3 million and changes in restricted cash and investments of approximately $7.9 million, offset by purchases of property and equipment of $12.2 million. Cash provided by investing activities in the nine months ended September 30, 2001 was due primarily from the excess of sales of investments and restricted cash and investments over purchases of investments of approximately $220.4 million, offset by purchases of property and equipment of $54.3 million.

Cash provided by financing activities was $36.0 million for the nine months ended September 30, 2002, compared to $3.9 million in the nine months ended September 30, 2001. Cash provided by financing activities in the nine months ended September 30, 2002 was primarily due to proceeds from the issuance of common stock to Nokia and from employee stock transactions of $37.3 million, offset by approximately $1.3 million for principal payments under capital lease obligations and other borrowings. Cash provided by financing activities in the nine months ended September 30, 2001 was due primarily to proceeds from the issuance of common stock of $10.9 million, offset by approximately $6.9 million for principal payments under capital lease obligations and other borrowings.

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

In March 2000, we raised net proceeds of $486.4 million from our issuance of $500 million of Convertible Notes that are convertible at any time and are due in April 2007. In the fourth quarter of 2001, we redeemed approximately $22.5 million face value and recognized a gain of approximately $10.4 million. The Convertible

Notes are due immediately at face value upon certain circumstances, including default and a change in control of Redback. In May 2002, we entered into two interest rate swaps for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points. In August 2002, we terminated our two interest rate swap agreements realizing cash proceeds of approximately $20.4 million, including a $17.7 million gain that will be amortized as an offset to interest expense over the remaining term of the Convertible Notes. We also entered into a new interest rate swap agreement for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 145 basis points. In October 2002, we terminated our interest rate swap agreement realizing cash proceeds of approximately $5.1 million. We did not choose to re-enter into a new swap agreement given the current volatility in interest rates. See notes 7 and 8 to the unaudited condensed consolidated financial statements.

On a forward-looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements through at least the next 12 months. However, within the next 12 months, we may be required to raise additional capital in the future, or could elect to raise capital, if certain events occur, including, but not limited to:

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

In the event that we are forced to raise additional capital, we may have to sell assets or undertake other transactions that may seriously harm our business and financial condition. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities would likely be dilutive to our stockholders.

In addition, we have significant commitments for cash payments that will occur regardless of our revenues as follows (in millions):

	Remaining Balance for 2002	2003-2005	2006-2007	After 2007	Total
Repayment of convertible subordinated notes	—	—	478	—	478
Interest on convertible subordinated notes	12	72	30	—	114
Lease payments due on properties we occupy	2	23	17	10	52
Lease payments due on properties we currently do not occupy	6	29	15	40	90
Payment commitments to contract manufacturers for committed inventory	12	24	—	—	36
Lease payments due on equipment leases and related borrowings	1	1	—	—	2
Payments contracted for IT systems hosting	1	7	—	—	8

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia for an aggregate cash issuance price of approximately $35.8 million pursuant to a Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon a five-day average NASDAQ closing price, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the related commercial arrangement with periodic charges against revenue. In the three and nine months ended September 30, 2002, revenue was reduced by approximately $369,000 and $738,000, respectively, for such amortization. Issuance costs associated with this transaction were approximately $1.5 million.

Revenues and accounts receivable from Nokia are reflected as “related party” in the three and nine months ended September 30, 2002. Revenues from Nokia were approximately $898,000 and $5.9 million during the three and nine months ended September 30, 2001, respectively. As of December 31, 2001, accounts receivable from Nokia was approximately $641,000.

We also issued to Nokia a Warrant allowing Nokia the right to purchase an additional number of shares of Common Stock up to an aggregate of approximately 31.9 million shares of common stock. The Warrant’s exercise price will be the closing price of our common stock on the date of exercise. The Warrant is exercisable during three different periods as follows: (1) during the ten business days beginning two business days after the public announcement by us of our earnings for the year ended December 31, 2002, (2) during the ten business days beginning on May 21, 2003, which is the twelve month anniversary of the Closing Date, and (3) during the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Among other things, SFAS 145 rescinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt. The adoption of SFAS 145 in the second quarter of 2002 did not have a significant impact on our financial position or results of operations. However, as a result of SFAS 145, the extraordinary gains recorded on the extinguishment of debt in the fourth quarter of 2001 will be reclassified and reported as other income when the 2001 results of operations are reported for comparative purposes in our 2002 annual financial statements.

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

We have incurred net losses of approximately $153 million in the first nine months of 2002, $4.1 billion in 2001 and $1.0 billion in 2000. Although we believe that we maintain adequate cash and investment balances to last for at least the next 12 months, this belief is conditioned upon a significant increase in revenue from the third quarter of 2002, and further reductions in operation expenses. If our revenue were to be less than anticipated or if its costs were to be greater than anticipated, we may need to raise additional funds within this 12-month period. There can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The current downturn in the telecommunications market may worsen or may last longer than currently expected, which would have a negative effect on our revenues, and consequently, on our cash and cash equivalents. If revenues were to be less than anticipated or if our costs were to be greater than anticipated, we may need to raise additional funds by alternative financings in order to meet our cash requirements. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that we will be permitted to do so under the terms of our existing financing arrangements, or our financing arrangements in effect in the future. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results or fund required capital expenditures or increased working capital requirements may be adversely affected.

Our business and results of operations may be negatively impacted due to our cash needs and debt load.

We have substantial amounts of outstanding indebtedness, primarily in the form of convertible notes. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures, or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Our operating plan is based on revenue assumptions and there is no guarantee that we will achieve those revenue assumptions.

The current downturn in economic activity and in the telecommunications sector is continuing at a greater than anticipated rate into the latter part of 2002, which caused us to experience a shortfall in revenue from our expected projections for the third quarter of 2002. The current sales environment remains very difficult, as we currently have limited visibility into our business prospects. It is therefore difficult to predict the timing and accuracy of revenue, and any of our revenue projections are subject to great uncertainty. In particular, we have limited backlog of orders and limited informal commitments from customers on which to build a forecast for 2002 revenue. In order to achieve our revenue assumptions, our quarterly revenue must increase significantly through the fourth quarter of 2002, which assumes a return of the SMS business and growing acceptance for our new router product. In the third quarter of 2002, however, revenue from sales of our SMS product decreased to $6.8 million, a decrease of 75% as compared to revenue of $27.2 million in the third quarter of 2001. A continued reduction in the overall market opportunities for the optical transport business has significantly reduced our revenue assumption for that product line and required that we re-evaluate our business investment and substantially reduce resource levels in the optical transport product line. If capital expenditures by our customers remain flat or continue to decrease, our operating results could be materially adversely affected.

Our lengthy and variable sales cycle makes it difficult for us to predict if or when a sale will be made and to precisely predict revenue for any given quarter.

The timing of our revenue is difficult to predict because of the length and variability of the sales cycle for our products, and this has become even more pronounced recently due to a number of factors. Specifically, the sales cycle is difficult to predict with respect to our newer SmartEdge™ Router products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. Moreover, the difficulty in predicting the sales cycle is aggravated by the lack of an established backlog and visibility into future orders. It is difficult to forecast revenue for any given quarter.

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

Our operating results will suffer if we do not successfully commercialize our new product lines.

Our product line has undergone a fundamental change since we first began shipping our new SmartEdge 800 Router product. In addition, in the fourth quarter of 2002 we have introduced new technology for the SMS 10000, which is called SMS 10000 SL. The growth of our business is highly dependent on customer acceptance of the SmartEdge 800 Router product and the SMS 10000 SL. Furthermore, demand for the SmartEdge 800 Optical products dropped significantly in 2001 and has continued to drop in the first three quarters of 2002. Therefore, our quarterly revenue for this product was significantly less than previously anticipated. If our SmartEdge 800 Router and SMS 10000 SL products do not achieve widespread market acceptance and increased revenue, our operating results, financial condition or business prospects would be negatively impacted. Additionally, portions of this new technology are dependent on components for which we are experiencing shortages from our suppliers. Our inability to obtain sufficient quantities of components from our suppliers in a timely manner could negatively impact our ability to timely introduce and generate revenue from this new technology.

There are a limited number of potential customers for our products.

During the nine months ended September 30, 2002, three customers accounted for 16%, 12% and 10% of our revenue. Customers include both end user customers and distributors. These customers are in the telecommunications industry, which has been depressed and which has undergone significant consolidation recently. We therefore anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers.

Furthermore, we are dependent on sales to companies in the telecommunications industry. Over the last nine months, many of our customers or potential customers in the U.S. have experienced severe financial hardships including bankruptcy and allegations of accounting fraud. If this industry does not recover, our customers may continue to encounter a shortage of capital, reduce their levels of capital investments, reevaluate their need for our products, and/or purchase competing products. As a result, our revenue may not increase and may decrease, and our business would suffer.

We face risks due to our reliance on sales in international markets.

We have become increasingly reliant on sales to international customers during the last two years. During the three months ended September 30, 2002, we derived approximately 50% of our revenue from sales to international customers. Our growing international presence exposes us to risks including: unexpected regulatory requirements and protectionist laws; political, legal and economic instability; difficulties in managing operations across disparate geographic areas; foreign currency fluctuations; reduced or limited protection of our intellectual property rights; and dependence on local distributors.

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

Due to the complexity of both our products and our customers’ environments, we may not detect product defects until full deployment in our customers’ networks. Furthermore, due to the intricate nature of our products, it is possible that our products may not interoperate with our customers’ networks. This possibility is enhanced by the fact that our customers typically use our products in conjunction with products from other vendors. We may be required to dedicate significant technical resources to resolve the problem. If this occurs, we could experience, among other things: loss of major customers, cancellation of product orders, delay in recognizing revenues, potential claims by our customers and damage to our reputation.

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

We depend on a single third party contract manufacturer, with whom we do not have a long-term contract, to manufacture our products. If we should fail to effectively manage our contract manufacturer relationship or if our supplier should experience delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers would be delayed. If this manufacturer were to cease doing business with us, our ability to deliver products to customers would be materially adversely affected. In addition, during the fourth quarter of 2002, this contract manufacturer will be moving their operations in support of Redback from Boise, Idaho to San Jose, California. This company’s inability to timely transfer these operations will affect our ability to source these products and may negatively impact our ability to obtain revenue for products sold.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended June 30, 2002, we entered into two interest rate swap agreements with aggregate notional amounts of $477.5 million to hedge changes in the fair value of our 5% Convertible Notes, attributable to changes in LIBOR, by swapping 5% fixed interest payments for variable interest payments based on the 3-month LIBOR plus 40 basis points. During the three months ended September 30, 2002, we terminated our two interest rate swap agreements realizing cash proceeds of approximately $20.4 million including accrued interest receivable. The gain of $17.7 million will be amortized as an offset to interest expense over the remaining term of our 5% Convertible Notes. We also entered into a new swap agreement with a notional amount of $477.5 million by swapping 5% fixed interest payments for variable interest payments based on 3-month LIBOR plus 145 basis points. The swaps resulted in interest expense savings of approximately $3.1 million for the three months ended September 30, 2002. In October 2002, we terminated the new interest rate swap agreement realizing cash proceeds of approximately $5.1 million. The gain will be amortized as an offset to interest expense over the remaining term of our 5% Convertible Notes. We did not choose to re-enter into a new swap agreement given the current volatility in interest rates.

As of September 30, 2002, we maintained cash, cash equivalents, short-term investments, and restricted cash and investments of $127.1 million and long-term restricted cash of $11.3 million primarily related to the collateral on our interest rate swap agreement. We also had debt and capital leases with fixed and variable interest rates with principal amounts totaling $491.6 million. If interest rates were to change by 10%, interest expense would not increase significantly, largely due to the fixed interest rates on the majority of our borrowings and the termination of the interest rate swaps.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At September 30, 2002 and December 31, 2001, our primary net foreign currency exposures were in Canadian dollars, Euros, Australian dollars, Singaporean dollars, Taiwanese dollars, and British pounds. At September 30, 2002, we held net foreign currency forward contracts to buy U.S. dollar equivalents, with an aggregate face value of approximately $2.9 million, to mitigate exposure related to intercompany balances with its Canadian, European, Australian,

Singaporean, Taiwanese, and British subsidiaries and to mitigate future payments in Canadian dollars related to a lease surrender agreement. We record these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

A 10% adverse move in currency exchange rates affecting the contracts from their September 30, 2002 levels would decrease the fair value of the contracts by approximately $1.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to income or cash flows. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rules 240.13a-14(c) and 15d-14(c)) within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding required disclosures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

In July 2001, plaintiffs filed a shareholder class action lawsuit against Redback and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against Redback and its current and former officers and directors, as well as certain underwriters involved in Redback’s initial public offering. Although the outcome of this lawsuit cannot be predicted with certainty, management does not believe that it will have a material adverse effect on the Company’s financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on business, results of operations, financial condition and cash flow.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee approved that our independent accountants, PricewaterhouseCoopers LLP, may provide the following non-audit services to the Company: due diligence, structuring accounting and other advice related to acquisitions; consultations on effects of various financial reporting and disclosure issues and changes in professional standards; pension and other retirement plan audits; information systems and operational control reviews; and income and other tax-related services. In the nine months ended September 30, 2002, non-audit services have consisted of income tax related services and consultations on accounting matters.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b)  Reports on Form 8-K.

On July 18, 2002, the Company filed a Current Report on Form 8-K dated July 10, 2002 to report the announcement of its financials results for the second fiscal quarter of 2002.

On October 17, 2002, the Company filed a Current Report on Form 8-K dated October 9, 2002 to report the announcement of its financials results for the third fiscal quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDBACK NETWORKS INC.

By:	/S/ DENNIS P. WOLF
Dennis P. Wolf Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    November 13, 2002