Form 10-K
period 2002-12-31
REDBACK NETWORKS INC
filed 2003-03-31
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 000-25853

REDBACK NETWORKS INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0438443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Holger Way
San Jose, CA

http://www.redback.com	95134
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (408) 750-5000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock with a par value of $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on June 28, 2002, which is the last business day of the Registrant’s most recently completed second fiscal quarter)) was approximately $249.8 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2003, 182,009,143 shares of common stock were outstanding, including 23,005 shares issuable upon exchange for our subsidiary’s exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement filed in connection with its annual meeting of stockholders to be held on May 7, 2003 are incorporated by reference into Part III of this Form 10-K where indicated.

REDBACK NETWORKS INC.

FORM 10-K

December 31, 2002

i

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

Item 1.    Business

Overview

Redback Networks Inc. was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment that enables carriers and service providers to deploy high-speed access and services to the Internet and corporate networks. Our product lines, which consist of the SMS™ family of subscriber management systems and the SmartEdge™ product families, combine networking hardware and software. These product families are designed to enable our customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Based on the information that management reviews for assessing performance and allocating resources within Redback, we have concluded that Redback has only one reportable segment. Net revenue was $125.6 million, $227.5 million and $278.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Loss from operations was $166.9 million, $4,114.1 million, and $1,011.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. Total assets was $660.7 million and $866.3 million as of December 31, 2002 and 2001, respectively.

Our SMS products connect and manage large numbers of subscribers across major high-speed access technologies including DSL. SMS products bridge the operational gap between the devices used to gather high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). Redback has a full portfolio of products in the SMS family targeted for different scaling points in the network. These products include the SMS 500, SMS 1800, SMS 10000, and the recently launched SMS 10000 SL.

Our SmartEdge products offer service providers the next generation of edge routers that provide the ability to add revenue generating network services in addition to the data / Internet connectivity provided by traditional routers. Our SmartEdge product simplifies the architecture of today’s regional data networks, as well as improves their capacity and performance and ability to deliver Internet Protocol (“IP”) services like Virtual Private Networks (“VPNs”). Our SmartEdge Router platform allows broadband service providers to connect thousands of business users quickly and cost-effectively through traditional interfaces (DS-1, DS-3, OC-3, OC-12 and OC-48) as well as Ethernet and Gigabit Ethernet interfaces. Its modular and scalable IP software enables the platform to provide users with high reliability, scalability and performance. We announced our SmartEdge Router product during the fourth quarter of 2001 and began shipments in the same quarter.

The combination of our SMS and SmartEdge platforms deliver an architecture that enables our carrier and service provider customers to build User Intelligent Networks™ creating a robust environment for inserting and managing differentiated IP Services, on a user-by-user basis.

Our products are currently being used by many of the largest carriers and service providers worldwide, including:

•	Verizon, Bell South, SBC, Bell Canada, Sprint, Level 3, Qwest Communications, Williams Communications and the UUNET subsidiary of WorldCom in North America;

•	Belgacom, British Telecom, France Telecom, Bezeq and Telia in the Europe, Middle East and Africa region (“EMEA”); and

•	Chunghwa Telecom, Korea Telecom, Hanaro, eAccess, NTT and China Telecom subsidiaries, Shanghai Telecom and Suzhou Telecom, in the Asia-Pacific Rim region (“APAC”).

Industry Background and Trends

Increasing Demand for Broadband Access Services

In recent years, there has been a significant increase in demand by businesses and consumers for broadband, or high-speed access to the Internet and to corporate networks. Increasing numbers of users are relying on networks based on the dominant Internet Protocol software standard for the Internet to access internal corporate networks (intranets), the worldwide web, and participating in network-dependent activities such as e-mail, electronic commerce, telecommuting and on-line entertainment. Consumers are seeking low-cost, high-speed access to large data volume Internet content and services such as graphical web sites, audio and video feeds, and high-speed data. Businesses have requirements for high-speed access in order to implement electronic commerce strategies or web-based business models, and to provide employees and others with robust telecommuting capabilities. These applications often require the transmission of large, multimedia-intensive files, which is practical only with high-speed data access services.

Broadband Internet Access Options

Broadband service providers have been responding to this demand for high-speed access by providing broadband connections that are “always on,” as compared with using traditional dial-up modes. Below is a brief description of the major consumer-oriented broadband access technologies:

Digital Subscriber Line (“DSL”).    The market for digital subscriber line services has been expanding in many regions around the world. Using the extensive network that has been laid out for voice-based telephone calls, DSL operates over most types of standard copper telephone wires. Various implementations of DSL have been developed and deployed, resulting in consumer-oriented and business-oriented access services that offer different speeds, availability guarantees and other features. DSL can also serve as an affordable replacement for dedicated data lines used to deliver high-speed data services to small and medium sized businesses.

Cable.    High-speed data communication across existing cable television networks has been made possible by the combination of two-way cable technology, cable modems installed in the home, and network equipment installed at major cable concentration points to terminate end-user traffic.

Wireless.    As an alternative to access technologies using physical wires or cables, carriers and service providers are also using wireless technologies to provide broadband access. Many of these providers are in the early stages of using their licenses to deploy broadband wireless data services.

In addition to the consumer oriented access methods outlined above, businesses generally connect to the internet using high speed access methods such as leased lines, ATM and Frame Relay.

Obstacles to Deploying Broadband Access

Deployment of broadband access and related services poses several major challenges associated with building and expanding networks to accommodate large numbers of new high-speed users. In the past, carriers and service providers did not have equipment available that would enable them to rapidly create and manage large broadband networks, especially when DSL was the technology of choice. If a carrier or provider wanted to build a large broadband network, it would have to manage thousands of users’ ongoing connections and to route users’ data to and from the Internet. While service providers have been using traditional data networking equipment to perform this function (i.e. routers), they were designed only to address part of this task and were limited to managing several hundred end-users, significantly less than the tens of thousands of potential users associated with a widely deployed service.

Separate Networks for Each Access Technology

Broadband technologies pose additional challenges for carriers and providers interested in offering more than one type of broadband service. Each broadband access technology uses different equipment at the provider’s facility. As a result, service providers offering multiple broadband services significantly increase their costs, as they must purchase different networking devices and use different operational models for each broadband service they choose to offer to their end-users.

Capacity and Flexibility Issues in Regional Data Networks

In addition to the obstacles noted above for delivering broadband access, broadband service providers face additional issues in their regional data networks, or intra- and inter-city networks, with regard to capacity and flexibility. Previously, these telecommunications providers carried only voice or low-speed data traffic over their regional data networks. However, with the popularity of broadband Internet access and high-speed data connections for businesses, providers are now facing challenges in accommodating a greatly increased volume of traffic. The widespread availability of broadband access has the potential to create significantly more data traffic volume demand than most existing regional networks are able to carry today.

Complexity in Providers’ Regional Data Networks

Another issue broadband service providers must address in their regional networks is the complexity that exists in such regional networks today. Currently, most telecommunication data providers’ regional networks are composed of two separate networks—one that carries traditional voice and data traffic using older optical technology and one that provides high-speed connections for businesses using newer but still complex data equipment. To offer a comprehensive set of telecommunications services to a business, a service provider must purchase new equipment or modify existing equipment. The result is that, today, telecommunications services often take a long time to be delivered once requested and cannot be quickly modified to meet customer requests.

Strategy

Redback’s objective is to be a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks and to deliver advanced IP services that generate incremental revenue streams from their networks. Key elements of our strategy include the following:

Leverage Leading Software Capabilities.    We believe our Aggregation Operating System (“AOS™”) differentiates our solution and is a competitive advantage in the marketplace. We intend to continue to enhance our wholesale, security, bandwidth management, subscriber accounting and billing, and network management capabilities. We expect that in the future our products will share a common software philosophy and offer a consistent operational model.

Leverage Proprietary Computer Circuit Designs.    We believe our SmartEdge products’ hardware design, including proprietary computer circuits, commonly known as application specific integrated circuits (“ASICs”), gives us a competitive advantage in the marketplace. These ASICs are complex and incorporate the functions previously performed by multiple pieces of equipment. We intend to continue to enhance our ASIC designs and use them throughout our SmartEdge product line.

Enable New Consumer and Business Services.    We believe our products provide a flexible solution for the creation and delivery of new value-added services. We will continue to work directly with our customers and partners to develop features and functionality that further enhance the ability of service providers to deliver new broadband-based services. We believe this approach will increase the value we offer in both new and existing installations, as well as contribute to the business success of our customers. Examples of these new services may include “gold” or “platinum” high-availability services, highly secure networks and services optimized for telecommuters.

Deliver Broad Product Families.    We have expanded our SMS and SmartEdge product families to address the different capacity and functionality requirements of different market segments and our target customers’ needs. Our SMS 500, SMS 1800, SMS 10000 and SMS 10000 SL platforms (an advanced version of the SMS 10000 platform that was introduced in October 2002), and the SmartEdge product family are targeted at carriers, cable operators and large service providers.

Expand Global Distribution and Strengthen Relationships with Distribution Partners.    We currently pursue a direct and indirect sales strategy to penetrate broadband service provider organizations, focusing primarily on large carriers and major service providers. We also target smaller carriers and service providers through resellers who sell our products to their customers. We offer participating resellers discounts, technical training materials, access to an exclusive web site and exclusive marketing and sales materials.

We are continuing to expand our customer reach by:

•	Forming strategic partnerships like the one announced with Nokia in May 2002.

•	Increasing the scope of our distribution capability in Europe and Asia-Pacific.

•	Establishing relationships with system integrators to deliver a fully integrated solution for our customers.

•	Establishing a Solutions Alliance Program with various companies to add network and service management solutions covering:

•	network planning and engineering;

•	service provisioning and activation;

•	alarm and fault management;

•	performance management and service level agreements (“SLAs”); and

•	billing and mediation.

These actions may enable us to expand our global sales presence through the sale of integrated products to mutual customers.

Strategic Partnership with Nokia.    In May 2002, we announced a strategic alliance with Nokia, a world leader in the wireless networking industry, encompassing financial, commercial and technology areas. The highlights are:

•	An investment by Nokia of approximately $35.8 million for approximately 17.7 million shares of common stock, representing just under 10% of the common stock of Redback;

•	An option held by Nokia to increase Nokia’s ownership to 31.9 million shares based upon specific conditions;

•	An extension of Redback’s existing four-year relationship for worldwide distribution of SMS products to include SmartEdge products; and

•	A close alignment of sales distribution and activities worldwide.

In the long-term, Nokia and Redback will have the ability to combine their unique vision of network evolution for the building of an intelligent edge where value-added services are inserted enabling service providers an opportunity to increase their service offerings and revenue streams.

Extend Leadership throughout Broadband Service Provider Markets.    We plan to extend our leadership position by continuing to invest in sales and marketing efforts that will allow us to further penetrate existing accounts with existing and new products, to develop early customer relationships and to win new service provider accounts for all types of broadband access.

Continue Entry into Regional Network Markets.    We plan to leverage our already strong customer relationships and technology to sell our SmartEdge platforms into broadband service providers’ operating regional networks. The traditional regional network market, where standard voice technology connections are used to send data, is already large, and continues to grow. We will continue to show participants in this market how the SmartEdge family of products can save them operating expenses and provide a platform that is ready for a future migration to IP-based services.

The Redback® Solution

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

Our SMS product family is designed to allow broadband service providers to connect tens of thousands of end-users quickly and cost-effectively, as well as manage user accounts and service profiles. By using our products, broadband service providers are able to deliver different kinds of high-speed access and a variety of service offerings with a single operational structure.

Our SmartEdge Router platform allows broadband service providers to connect thousands of business users quickly and cost-effectively through traditional interfaces (DS-1, DS-3, OC-3, OC-12 and OC-48) as well as Ethernet and Gigabit Ethernet interfaces. Its modular and scalable IP software, built for aggregation, enables the platform to provide users with high reliability, scalability and performance.

User Intelligent Networks™ Strategy

Redback believes that data networks must evolve from the connectivity oriented networks of today to more intelligent, user aware networks optimized for service delivery. Redback refers to this network vision as the User Intelligent Networks (“UIN”). The UIN will allow Redback’s customers to offer more profitable, intelligent network services to their end users in an efficient and easily manageable fashion. Technical and Operational capabilities are being added to Redback’s family of products to make this happen. This is not unlike the transition that occurred to the publicly switched telephone network (“PSTN”). For a long time, the PSTN was purely a connectivity-based network. In recent years, the PSTN has evolved to offer advanced services such as call waiting, call-forwarding, voicemail and auto call return. These advanced services, referred to as the Advanced Intelligence Network (“AIN”), deliver increased margins to the PSTN service provider. The UIN has the ability to do the same thing to the data networks as the AIN has done to the PSTN.

Benefits of the Redback® Solution

UIN Benefits.    Redback’s solution of enabling the build out of UIN provides the following benefits to our carrier and service provider customers:

•	high reliability, so that the underlying service delivery infrastructure is available to the customer;

•	high scalability to enable the service provider to serve more customers with less infrastructure;

•	high flexibility so that the equipment has a longer shelf life and can be adapted to offer new services;

•	user awareness to identify, authenticate, and bill the user; and

•	service insertion capability so that users may have access to various services.

Enhances Broadband Operations.    Our SMS products bridge the operational gap between access equipment located at the consumer end of the networks that serve businesses and homes and the routers at the carriers’ and service providers’ facilities that connect to the Internet and to corporate networks.

Simplifies Regional Network Architecture.    Our SmartEdge products simplify the design of regional voice and data networks and enable our customers to increase their capacity and performance with less equipment.

Supports Major Access and Aggregation Methods.    Our SMS products support major access and aggregation technologies, including:

•	Broadband: DSL, wireless and cable.

•	IP Aggregation: Traditional and emerging methods for transmitting information over an IP based network, which enables our customers to provide their users with a high performance, highly reliable and scalable IP platform. Equally important, this platform enables service providers the opportunity to insert value added data services based on IP technology.

Facilitates Rapid and Expandable Deployment.    Our SMS products allow broadband service providers to quickly deploy high-speed access so that revenue-generating services can be offered to their customers while using existing access, accounting and management control systems.

Provides a Platform for the Delivery of Value-Added Services.    Our products enable broadband service providers to create and market new service offerings that extend to their customers additional capabilities such as increased security, outsourced operation of major software programs, and enhanced network-based content such as video.

Products and Technology

The SMS™ Product Family

The SMS platform of subscriber management systems enables service providers and carriers to provision, aggregate and manage broadband and dial-up subscribers and services through a single, unified platform. The SMS platform is deployed at service providers’ Points of Presence (“POPs”) or within carriers’ metropolitan networks.

The SMS platform accepts a large concentration of broadband subscriber traffic from devices, such as DSL Access Multiplexers (“DSLAMs”), Cable Modem Termination Systems (“CMTSs”) and wireless concentrators including Wireless Fidelity (“Wi-Fi”) hotspots, and delivers groomed traffic to the providers’ backbone routers. The SMS platform eases provisioning through RADIUS integration and standard management interface for rapid time to market and enables the creation and delivery of revenue-generating packet-based services and content.

The SMS family includes three platforms: the SMS 10000 and SMS 10000 SL, the SMS 1800 and the SMS 500. All devices are purpose-built for subscriber management and service creation, with the ability to aggregate broadband subscribers over DSL, cable and wireless, as well as perform dial-offload.

The SMS 10000 and SMS 10000 SL

The SMS 10000 platform features significant capacity and throughput with carrier-class reliability and redundancy of majorsystem components. Scalable to hundreds of thousands of subscribers per seven-foot rack in certain environments, the SMS 10000 enables new levels of service aggregation, wholesale access and IP service creation. The SMS 10000 SL is an enhancement to the SMS 10000 platform built upon Redback’s subscriber management technology with a redesign of certain portions of the hardware architecture and a new version of AOS operating software.

The SMS 1800

Similar to the SMS 10000 platform, the SMS 1800 aggregates thousands of broadband subscribers and is deployed at the service providers’ POPs to aggregate broadband subscriber traffic from DSLAMs, CMTSs and wireless concentrators and pass on groomed traffic to backbone routers.

The SMS 500

The SMS 500 platform delivers the leading SMS functionality in a compact form factor for a lower number of subscribers.

The SmartEdge™ 800 Router

Redback has purpose-built the SmartEdge Router for the network’s edge. Its hardware and software has been designed with high reliability, scalability and flexibility in mind. The platform boasts the industry’s first purpose built SmartEdge operating system. The SmartEdge Router has been specifically designed to meet the requirements and network functions needed at the edge of the network. In performing its edge role, the SmartEdge Router’s operating system has been designed for user-to-network functionality. The SmartEdge Router is not limited by only supporting network-to-network functionality inherent in third-party platforms that have been adapted to perform at the edge of the network.

The SmartEdge Router product incorporates a Packet Processing ASIC (“PPA”) used in the forwarding path of the SmartEdge Router product. The PPA allows the SmartEdge Router platform to facilitate a deep level of packet processing enabling such things as quality of service, user awareness and appropriate policy enforcement while maintaining line rate forwarding. Another distinguishing characteristic of the SmartEdge Router platform is the customer designed software. The modular software architecture heightens reliability and enables seamless binding of any user connection to any service, further simplifying service provisioning. Software modularity also allows for easier product evolution because new software modules can be independently developed, tested and installed to satisfy demand for new services.

The SmartEdge Router also offers many of the same service philosophies inherent in the SMS platform. For example, multiple routing contexts allow providers to partition a chassis with software to create hundreds of “contexts” or virtual routers, each with its own management console, private forwarding tables, accounting and provisioning systems. The software architecture facilitates dynamic binding of the context to a service. End-user visibility into virtual routers reduces management expense for the service provider.

The SmartEdge 800 Intelligent Transport (“IT”)

Redback’s SmartEdge 800 IT platform integrates high-density optical and copper interfaces with advanced connection management to facilitate metro connectivity of Layer 1 (TDM) and Layer 2 (Ethernet) based services. Using standards based technologies such as Bi-Directional Line Switched Rings the SmartEdge 800 IT is able to collapse the functionality of multiple network elements into a single chassis reducing capital and operational costs. The SmartEdge IT is also able to simultaneously support both SONET and SDH standards allowing it to be deployed in worldwide applications as well as provide unique functions such as a gateway between North American and International networks. The SmartEdge IT allows our customers to evolve the metro network with maximum flexibility while maintaining interoperability with installed systems.

Sales and Marketing

We sell our products through a direct sales force, resellers, and distribution partners. Through December 31, 2002, most of our revenue was derived from sales to providers of both DSL access and services. A small portion of our revenue was derived from sales to providers of IP aggregation services.

As of December 31, 2002, our sales force consisted of approximately 111 persons located globally. For the years ended December 31, 2000, 2001 and 2002, we derived approximately 29%, 37% and 50% of net revenue from international sales, respectively. We currently have regional sales and support headquarters in North America, Europe and Asia. (See Note 12 to our consolidated financial statements for additional revenue information by geographic region and “Risk Factors” for a description of risks attendant to our foreign operations.)

In addition to direct sales, we have a variety of reseller and distribution partners, especially for local or regional customer reach in Europe and Asia. We have a variety of marketing programs and initiatives to support the awareness, sale and distribution of our products. The audience for these activities includes our

•	existing and prospective customers,

•	distribution partners and authorized resellers,

•	sales organization, and

•	the trade press, analysts and others who are influential in the industry.

Marketing activities include:

•	participation in technical conferences,

•	preparation of sales tools, business cases, competitive analyses and other marketing collateral,

•	sales training, publication of customer deployments, new product information and educational articles in industry journals,

•	maintenance of our World Wide Web site,

•	direct marketing to prospective customers, and

•	participating in leading industry tradeshows.

During 2002, revenue from product purchases by Verizon, Sumitomo, Nokia and SBC accounted for approximately 13%, 10%, 10% and 10% of our net revenue, respectively. During 2001, Qwest Communications and Verizon accounted for 18% and 15% of our net revenue, respectively. During 2000, Qwest Communications and Genuity accounted for 15% and 10% of our net revenue, respectively.

Backlog

As of December 31, 2002, we had $7.2 million dollars in backlog. Backlog represents orders for goods or services on our current price list that are expected to ship within the next twelve months. As of December 31, 2001, backlog was not significant.

Research and Development

Our engineering expertise includes:

•	internet protocol and routing software development,

•	application specific integrated circuits, (“ASIC”), and custom circuit design,

•	optical networking hardware and software,

•	subscriber management software,

•	ATM/Frame Relay switching, which is a telecommunication service designed for cost-efficient data transmission,

•	wide area network interfaces,

•	network management software,

•	system level testing, and

•	quality assurance.

We continue to invest in research and development programs. We are focusing development efforts on, among other things, completing and extending the functions of our ASIC designs, enhancing our support of the Internet Protocol and other related routing protocols, and creating and delivering optical interfaces for our products. We are also developing new features and product families for our subscriber management system and are committed to extending the functionality of our subscriber management system software to create additional competitive advantages for our customers. We incurred research and development expenses of $86.0 million, $107.6 million and $86.7 million in 2002, 2001 and 2000, respectively.

Customer Service and Support

Our customer service and support organization supports and maintains products sold worldwide by our direct sales force, as well as products sold by our authorized resellers and partners. Generally, our distribution partners and authorized resellers provide installation and first-level, or preliminary, support to their customers, while we provide backup support. Our technical assistance centers in the North America, Asia and the Europe employ systems engineers who work closely with our direct sales personnel, partners and resellers to assist end-users with post-sales support issues.

Manufacturing

Our manufacturing operations consist primarily of prototype development, materials planning and procurement for an outsourced order fulfillment model. All of our production, including final assembly and testing, is performed by Jabil Circuits Inc. (“Jabil”). We use several independent suppliers to provide printed circuit boards, chassis and subassemblies. Our products use a combination of standard parts and critical components, some of which are purchased from single or limited sources of supply.

Competition

Our product lines consist of the SMS and the SmartEdge product families, which are designed to enable our customers to create metropolitan area networks that support service-aware transport and an efficient aggregation of broadband internet access technologies, as well as the new services that these high-speed connections support. Our competitors primarily include: Juniper and Cisco, as well as many start up technology companies and traditional voice telecom equipment providers. Our market opportunity for the SMS products is governed by the inherent growth in DSL subscribers as well as technological and scale advantages that the market introduces. Moreover, our competitors may introduce higher performance platforms, and we also face competition from the traditional routing companies that have added subscriber management features to their traditional products. Several vendors have introduced products that serve multiple functions, including aggregation and IP services delivery, and other startup companies are developing next generation technologies that may compete with our products.

The market for our SmartEdge Router platform is characterized by an upgrade cycle of swapping existing edge routers, primarily from Cisco, for more dense next-generation edge routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. We primarily compete with routers from Cisco and Juniper for this market. These companies are repositioning their existing core routers with additional features for use in the edge of the networks. Additional competition exists from companies who make multi-service edge devices, as well as startup companies who are developing next generation technologies that may compete with our products.

Patents and Proprietary Rights

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property rights, but these legal protections afford only limited protection. As of December 31, 2002, we have filed over 100 patent applications in the United States, over 20 international patent applications, and have been granted two U.S. patents.

Employees

As of December 31, 2002, we had a total of 596 employees, including 347 employees involved in our research and development operations.

Geographic Information

See Note 12 to our consolidated financial statements for financial information about geographic areas.

Where You Can Find More Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge on or through our Internet website located at www.Redback.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

Risk Factors

To date, we have incurred significant losses and we have not generated enough cash from operations to finance our business.

To date, we have not been profitable. We incurred net losses of approximately $186.9 million during fiscal year 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we will continue to expend substantial funds in fiscal year 2003. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of the end of 2002, we had cash, cash equivalents, short-term investments and restricted cash and investments of $116.0 million, down from $178.8 million at the end of 2001. Of this cash balance of $116.0 million, $26.5 million was restricted as to secured loans or letters of credit. Although we believe that we maintain adequate cash and investment balances to last through the next 12 months, this belief is based on our belief that we will realize annual revenue at least consistent with that of 2002 and be able to appropriately manage our operating expenses. With respect to expenses, we expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability, and we may fail to do so. In addition, the current downturn in the telecommunications market may worsen, which would have a negative effect on our revenue, and consequently, on our cash and cash equivalents.

If revenue were to be less than anticipated or if our costs were to be greater than anticipated, we may need to raise additional funds by alternative financings in order to meet our cash requirements. We may also choose to raise additional funds to reduce our outstanding debt and the corresponding interest payments. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that we will be permitted to do so under the terms of our existing financing arrangements, or our financing arrangements in effect in the future. In the absence of such financing, our ability to fund our operations, respond to changing business and economic conditions, reduce our outstanding debt and related interest payments, make future acquisitions, react to adverse operating results, fund required capital expenditures or increased working capital requirements will be adversely affected.

Our business and results of operations may be negatively impacted due to our cash needs and debt load.

We have substantial amounts of outstanding indebtedness and commitments, primarily in the form of convertible notes and long-term real estate commitments. The degree to which we are leveraged, coupled with our cash needs, could have significant negative consequences, including:

•	adversely affecting our ability to obtain financing for working capital, acquisitions or other purposes;

•	requiring a substantial portion of our cash from operations to service our indebtedness and commitments, thereby reducing the amount of our cash available for other purposes, including capital expenditures;

•	making us more vulnerable to industry downturns and competitive pressures; and

•	limiting our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors.

We may be unable to repay our convertible notes when they become due

On April 1, 2007, the entire outstanding principal of $467.5 million on our outstanding 5% convertible subordinated notes issued in April 2000 will become due and payable. Our ability to meet our debt service obligations and other commitments will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We are currently in discussions with third parties regarding restructuring our outstanding indebtedness. However, there is no guarantee that these discussions will be successful or that the terms of any restructured indebtedness will be materially more favorable than the current terms.

Restructuring our outstanding indebtedness may cause substantial dilution to our shareholders.

Any restructuring of our indebtedness may involve the issuance of new equity, a new debt instrument or the use of cash. Given the recent market value of the 5% convertible subordinated notes and our common stock, if equity is the primary vehicle for restructuring out indebtedness, we expect that there will be substantial dilution to our shareholders.

Our operating plan is based on revenue assumptions, and there is no guarantee that we will achieve those revenue assumptions.

The current downturn in economic activity is continuing at a greater than anticipated rate into 2003. The current sales environment remains very difficult, and we currently have limited visibility into our business prospects. It is therefore difficult to predict the amount and timing of our revenue, and consequently, our revenue projections and operating plan are subject to great uncertainty. For example, in the third quarter of 2002, we did not achieve our revenue plan, and consequently, our losses were greater than anticipated and our stock price dropped significantly. Specifically, the sales cycle is difficult to predict with respect to our newer SmartEdge™ Router products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. The difficulty in predicting the sales cycle is aggravated by the fact that we have a limited backlog of orders continuing into 2003.

Additionally, customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our products to become more susceptible to unplanned administrative, processing and other delays. This is particularly true for larger customers who represent a significant percentage of our sales and for whom our products represent a very small percentage of their overall purchasing activity. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. Consequently, many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenue. In addition, our customers’ current capital constraints makes it difficult for them to commit in advance to buy our products in any given quarter. If sales from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

Our operating results will suffer if we do not successfully commercialize our product lines.

Our product line expanded when we began shipping our SmartEdge Router product in the fourth quarter of 2001. In addition, in the fourth quarter of 2002 we introduced new technology for the SMS™ 10000, a product known as SMS 10000 SL. The growth of our business is highly dependent on customer acceptance of the SmartEdge Router product and the SMS 10000 SL. If sales of our SmartEdge Router and SMS 10000 SL products do not meet our 2003 operating plan expectations, our operating results, financial condition or business prospects may be negatively impacted.

There are a limited number of potential customers for our products.

Our customers include both end-user customers and resellers. During 2002, revenue from product purchases by Verizon, Sumitomo, Nokia and SBC accounted for approximately 13%, 10%, 10% and 10% of our revenue, respectively. During 2001, revenue from Qwest Communications’ and Verizon’s product purchases accounted for 18% and 15% of our revenue, respectively. During 2000, revenue from Qwest Communications’ and Genuity’s product purchases accounted for 15% and 10% of our revenue, respectively. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers.

Our future success depends in large part on sales to companies in the telecommunications sector, which has been depressed.

We are highly dependent on sales to companies in the telecommunications sector. Over the last two years, this sector has been depressed. Our future depends on a rebound in the telecommunications sector because our sales depend on the increased use and widespread adoption of broadband access services, increased capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis), and the ability of our customers to market and sell broadband access services. If the telecommunications industry does not recover, our customers may continue to encounter a shortage of capital, forego sustained or increased level of capital investments, and reevaluate their need for our products. Recovery of the telecommunications sector is beyond our control, and if it fails to recover in the near future, our revenues may be less than we currently anticipate, and our business will suffer.

We face risks due to our reliance on sales in international markets.

We have become increasingly reliant on sales to international customers during the last two years. During the years ended December 31, 2002, 2001 and 2000, we derived approximately 50%, 37% and 29%, respectively, of our revenue from sales to international customers. Our growing international presence exposes us to risks including:

•	political, legal and economic instability;

•	unexpected regulatory requirements and protectionist laws;

•	difficulties in managing operations across disparate geographic areas;

•	foreign currency fluctuations;

•	reduced or limited protection of our intellectual property rights;

•	dependence on local and global resellers;

•	greater expenses associated with customizing products for foreign countries; and

•	longer accounts receivable cycles.

If one or more of these risks materialize, our sales to international customers may decrease and our costs may increase, which could negatively impact our revenues and operating results.

Our common stock may be delisted from the Nasdaq National Market.

In October 2002, we received notification from the Nasdaq Stock Market that we were out of compliance with the minimum bid price requirement of $1.00 per share and that we had 90 calendar days, or until January 13, 2003, to regain compliance. We were unable to regain compliance by that date. A hearing before the Listing Qualifications Panel (the “Panel”) to appeal the decision to delist our common stock was held on February 20, 2003. On March 14, 2003, the SEC approved certain changes to the Nasdaq Stock Market’s bid price rules, which effectively gave Redback an additional 90 calendar days until April 14, 2003, to regain compliance for minimum price of $1.00. On March 25, 2003, Redback received notification from Nasdaq that Redback was granted a 90 day exception to allow for additional developments in the rulemaking process. Accordingly, Redback has until June 23, 2003 to regain compliance with Nasdaq listing requirements. Our stock will remain listed on the Nasdaq National Market until at least June 23, 2003.

If we are unable to regain compliance by June 23, 2003 and if the SEC rejects or does not timely approve additional rule changes proposed by Nasdaq which would provide us with an additional grace period for minimum bid compliance, our current plan is to apply for transfer to the Nasdaq SmallCap Market or take action to perform a reverse stock split, until we can again meet the minimum bid pricing and other requirements of the Nasdaq National Market. If we are unable to meet and maintain the requirements to transfer to the Nasdaq SmallCap Market, we will attempt to have our common stock traded on the Nasdaq over-the counter Bulletin Board. If our common stock is delisted from Nasdaq, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Delisting could also adversely affect our relationships with our vendors and customers.

If our products do not anticipate and meet specific customer requirements and demands, our sales and operating results would be adversely affected.

To achieve market acceptance of our products, we must anticipate and adapt to customer requirements and offer products and services that meet customer demands. Due to the complexity of our products and the complexity, diversity, and changing nature of our customer needs, many of our customers require product features and capabilities that our products may not have or may not satisfy over time. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements.

There can be no assurance that we will be able to provide products that will satisfy new customer demands or evolving industry standards, or that the standards we choose to develop will position our products to compete with others in the market. In addition, if we are required to add features to our products, we may experience longer sales cycles, higher research and development spending and lower margins. Furthermore, if we are required to modify our products for a few customers, we may experience delays in developing other product features desired by different customers, which may cause us to lose sales to those customers. Our failure to develop products or offer services that satisfy customer requirements would materially adversely affect our sales, operating results, financial condition and business prospects.

Undetected software or hardware errors in our products before deployment could have a material adverse effect on our operating results.

Due to the complexity of both our products and our customers’ environments, we may not detect product defects until full deployment in our customers’ networks. Furthermore, due to the intricate nature of our products, it is possible that our products may not interoperate with our customers’ networks. This possibility is enhanced by the fact that our customers typically use our products in conjunction with products from other vendors. Regardless of whether warranty coverage exists for a product, we may be required to dedicate significant technical resources to resolve any defects or interoperability problems in order to maintain our customer relationships. If this occurs, we could experience, among other things, loss of major customers, cancellation of product orders, increased costs, delay in recognizing revenue, and damage to our reputation.

We are dependent on sole source and limited source suppliers for several key components.

We currently purchase several key components used in our products from single or limited sources of supply. Specifically, we rely on a limited number of foundries for a number of our application specific integrated circuits, (“ASICs”). We have no guaranteed supply arrangement with these suppliers, and we, or our contract manufacturer, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components to us. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive. Our inability to obtain sufficient quantities of components from our suppliers in a timely manner could negatively impact our ability to timely introduce and generate revenue from this new technology.

We currently depend on a single contract manufacturer with whom we do not have a long-term supply contract.

We depend on a single third party contract manufacturer, Jabil Circuits Inc. (“Jabil”), to manufacture our products, and certain strategic vendors to supply parts to our contract manufacturer, with whom we do not have long-term contracts. If we should fail to effectively manage the relationship with our contract manufacturer or if it should experience delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers would be delayed. If our contract manufacturer were to cease doing business with us, our ability to deliver products to customers could be materially adversely affected.

During 2002, Jabil provided, through its California and Idaho locations, the labor to assemble, test and ship our products. We shared manufacturing knowledge and processes for the SMS and SmartEdge products between the two different locations of Jabil. At the end of 2002, we moved our manufacturing operations to the California location only. The loss of any of Jabil’s manufacturing capacity could prevent us from meeting our scheduled product deliveries to our customers and could materially and adversely affect our sales and operating results.

We could become subject to additional litigation regarding intellectual property rights.

In recent years, we have been involved in litigation involving patents and other intellectual property rights, including our current litigation with Nortel Networks. Moreover, many patents have been issued in the United States and throughout the world relating to many aspects of networking technology, and therefore, we may become a party to additional litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property rights. If we do not prevail in our existing or potential lawsuits:

•	we could be subject to significant liability for damages; and

•	we may be forced to redesign any of our products that use such infringing technology.

Our business and financial condition would be materially harmed due to reduction in our cash as a result of damage awards, lost or delayed sales or additional development or licensing expenses. Moreover, lawsuits, even those in which we prevail are time-consuming and expensive to resolve and divert management and technical time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

For example, in 2001 we initiated lawsuits against Tahoe Networks Inc. and Unisphere Networks Inc. (both of which have been settled), which included claims for misappropriation of our intellectual property. We may in the future initiate additional claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. As a result, our business could be materially adversely affected.

As of December 31, 2002, we have filed over 100 patent applications in the United States, over 20 international patents, and have been granted two U.S. patents. The patent applications may not result in the issuance of any additional patents. Any patent that is issued might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

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

We may be at risk of additional litigation.

In 2002, we were a defendant in a securities class action litigation, which is still pending. We remain at risk of additional litigation, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc. and remain at risk of obtaining liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

Intense competition in our industry could result in the loss of customers or an inability to attract new customers.

Our SmartEdge Router platform competes in a market characterized by an upgrade cycle of swapping existing edge routers for more dense next-generation edge routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. Our competitors are repositioning their existing core routers with additional features for use in the edge of the networks. Additional competition exists from companies who make multi-service edge devices, those who are adding subscriber management features to their existing core routers, as well as startup companies who are developing next generation technologies that may compete with our products.

SmartEdge Router competitive pressures may result in price reductions, reduced margins and lost market share, which would materially adversely affect our business, results of operations and financial condition. In addition, some of our competitors are large public companies that have greater name recognition, broader product offerings, more extensive customer bases, more established customer support and professional services organizations, and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products, and they can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. Our competitors with large market capitalization or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. As a result of the foregoing, we may be unable to maintain a competitive position against our competitors, which could result in a decrease in sales, earnings, and cash generation.

Our quarterly operating results have and are expected to continue to fluctuate significantly.

Our quarterly operating results are likely to be affected by a number of factors, including the timing of significant sales to large customers, the long sales and implementation cycles, our ability to control expenses, and the recovery of the telecommunications industry and the economy in general. The majority of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results will likely decrease. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be above or below the expectations of public market analysts or investors. If this occurs, the prices of our common stock and convertible notes would likely fluctuate.

We may experience difficulties in developing new products.

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. We may also experience the loss of key development personnel that could impair our ability to develop and introduce new or enhanced products. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns, to ensure that adequate supplies of new products can be delivered to meet anticipated customer demand, and to limit the creation of excess inventory that may impact our financial results. Our inability to effectively manage the transition to newer products or accurately predict market and economic conditions in the future may cause us to incur additional charges of excess and obsolete inventory. If any of the foregoing occurs, our revenue, earnings, and cash generation may be adversely affected.

If we fail to retain or attract employees, we may not be able to timely develop, sell or support our products.

The size of our workforce has experienced rapid fluctuations over the last few years, as we grew from 270 employees as of December 31, 1999, to 1,180 employees as of December 31, 2000, then contracted to 820 employees at December 31, 2001, and then decreased to 596 at December 31, 2002, as a result of restructuring activities. Many members of our senior management joined the company in 2001. Additionally, we streamlined our management structure in early 2003, and appointed a new chief financial officer and senior vice president of engineering. Our future performance depends, in part, on the ability of our restructured senior management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel. The loss of the services of key personnel or the inability to continue to retain, attract or assimilate qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

One of our officers is facing a civil SEC lawsuit related to his previous employment.

On February 25, 2003, the SEC filed a civil lawsuit against eight current and former officers and employees of Qwest, regarding activities that occurred while each was employed at Qwest. One of the individuals named is Joel Arnold, our Senior Vice President of Field Operations, who was formerly Executive Vice President of Qwest’s Global Business Unit. The SEC is seeking, among other remedies, that Mr. Arnold and four other defendants be permanently barred from serving as an officer or director of any public company.

Although it is expected that such a civil procedure will take two to three years or longer to be adjudicated, an unfavorable result at the end of such action against Mr. Arnold may result in him being unable to serve as an officer. In addition, Mr. Arnold may be distracted while defending against the allegations.

If we fail to match production with product demand, we may need to incur additional costs to meet such demand.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $34.4 million and $142.6 million in 2002 and 2001, respectively. The 2002 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions. The 2001 excess inventory resulted from purchases that we made directly or that were committed on our behalf by our contract manufacturers to meet demand that was anticipated in 2001, before we experienced a sudden and significant decrease in our forecasted revenue. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

Our gross margin may continue to fluctuate over time.

Our gross margin may continue to fluctuate in the future due to, among other things: any changes in the mix of sales between our products and geographies; competitive pressure to reduce our current price levels; our ability to control inventory costs and other reserves; our ability to control and absorb fixed costs; and our ability to introduce new products, product enhancements and upgrades. Based on the foregoing, our gross margin could decline and our results of operations would suffer.

We may continue to record reserves for unused leased facilities.

In 2001, we recorded reserves for unused facilities totaling approximately $96.6 million. In addition, we are actively marketing approximately 468,000 square feet of unoccupied office space for sublease, in markets with substantial excess space available for rent. We may experience difficulties in subleasing this space because substantial excess office space is available for rent in the Silicon Valley. If we are unable to sublease some or all of this space or if we were to further consolidate our facilities, we will have to continue to record reserves for the unused facilities.

Our business may suffer slower or less growth due to further government regulation of the communications industry.

The jurisdiction of the Federal Communications Commission, or FCC, extends to the communications industry, to our customers and to the products and services that our customers sell. Continued regulations that adversely affect our customers or future FCC regulations, or regulations established by other regulatory bodies, may limit the amounts of money capital available for investment in broadband. Regulation of our customers may materially harm our business and financial condition. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would materially harm our business, results of operations and financial condition.

Our debt agreements may make it more difficult to consummate merger transactions.

The networking and telecommunications industry is undergoing a consolidation phase, and it is generally believed that a substantial number of current companies working in this space will be bought by larger competitors or will merge to form larger businesses. It is possible that certain companies in this sector will seek a merger transaction with us. However, the amounts and terms of our outstanding debt may discourage potential acquirers. For example, the terms of our convertible notes issued in April 2000 provide the holder of the convertible notes the option to require us to repurchase all or a portion of that holder’s convertible notes at face value upon a change in control, which would significantly increase the liability to a potential acquiror and make us less attractive as a target. Moreover, our borrowing agreements relating to our debt may contain restrictions on, or prohibitions against, our repurchasing or repaying the convertible notes until we pay the senior debt in full.

Provisions of our charter documents have anti-takeover effects that could prevent a change in our control.

In 2001, we adopted a Stockholder Rights Plan. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management.

Item 2.    Properties

Redback leases all of its facilities. Redback’s principal long-term leases are as follows:

	Square Footage
Location	Occupied	Subleased	Unoccupied	Use for Occupied Facilities
San Jose, CA	197,000	51,000	268,000	Principal administrative, sales, marketing and research and development facilities

Raleigh, NC	12,000	12,000	24,000	Research and development and customer support

Vancouver, BC	24,000	—	154,000	Research and development

Subtotal	233,000	63,000	446,000

Other	61,000	4,000	22,000	Sales, marketing and customer support

Total	294,000	67,000	468,000

We are actively marketing the unoccupied office space in markets that currently have substantial excess office space available for rent. Pursuant to the terms of a Partial Surrender Agreement between Redback and its current landlord, 2725323 Canada Inc., for leased property located in Vancouver, Canada, we paid $4.6 million during 2002 and $704,000 during February 2003. In consideration of payments made and each party’s compliance with all other terms of the agreement, we assigned, released and surrendered to the landlord our right, title and interest in the leased property. The final payment during February 2003 resulted in the surrender of approximately 140,000 square feet of lease space in Vancouver, Canada.

In addition to our facilities in California, British Columbia and North Carolina, we have small sales offices throughout the United States, including regional sales offices in southern California, Georgia, Texas, Kansas, Colorado, New Jersey, Florida, and Oklahoma, as well as international offices in the Netherlands, France, the United Kingdom, Germany, Denmark, Spain, the People’s Republic of China, Hong Kong, Australia, Japan, Korea, Taiwan and Singapore.

Item 3.    Legal Proceedings

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain Redback products infringed five identified Nortel patents and requested that Redback enter into a royalty bearing license agreement. Redback filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 and

amended that complaint in March 2002, seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that Redback does not infringe any valid claim of those patents. Nortel has answered the amended complaint and has filed a counter claim alleging that Redback infringed the five identified Nortel patents. In June 2002, the parties agreed to drop one of the five patents from the lawsuit. Because of the uncertainties related to both the amount and potential range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. Were an unfavorable ruling to occur, there exists the possibility of a material impact on our business, results of operations, financial condition and cash flow.

In July 2001, plaintiffs filed a shareholder class action lawsuit against Redback and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against Redback and its current and former officers and directors, as well as certain underwriters involved in Redback’s initial public offering. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to the individual defendants in the Redback IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss Redback’s claims. Although the outcome of this lawsuit cannot be predicted with certainty, we believe we have meritorious defenses and intend to defend the action vigorously. We do not believe that it will have a material adverse effect on our financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on business, results of operations, financial condition and cash flow.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4A.    Executive Officers of the Registrant

Name	Age	Position Held as of March 11, 2003
Kevin A. DeNuccio	43	President and Chief Executive Officer
Ebrahim Abbasi	48	Senior Vice President of Operations and Information Technology
Georges Antoun	40	Senior Vice President of Engineering, Product Management and Marketing
Joel M. Arnold	38	Senior Vice President of Field Operations
Thomas L. Cronan III	43	Senior Vice President of Finance and Administration and Chief Financial Officer

Kevin A. DeNuccio has served as president and chief executive officer and as a member of the Board of Directors of Redback since August 2001. Prior to that, Mr. DeNuccio was with Cisco Systems Inc. from August 1995 to August 2001, where he served as senior vice president of worldwide service provider operations. During his tenure at Cisco, Mr. DeNuccio also managed worldwide field operations, including all sales and engineering support organizations. Prior to joining Cisco, Mr. DeNuccio was the founder, president and chief executive officer of Bell Atlantic Network Integration, Inc., a wholly owned subsidiary of Bell Atlantic (now Verizon Communications). Mr. DeNuccio has also held senior management positions at both Unisys Corporation and Wang Laboratories as vice president in their network integration and worldwide channel partner businesses. Mr. DeNuccio received his finance degree from Northeastern University and is a graduate of the Executive M.B.A. program at Columbia University.

Ebrahim Abbasi serves as the Senior Vice President of Operations and Information Technology at Redback Networks. Prior to joining Redback, Mr. Abbasi was vice president of operations at Zhone Technologies from

January 2000 to June 2001. Mr. Abbasi also spent three years at Ascend Communications during which time Ascend was acquired by Lucent Technologies. His roles at Ascend and Lucent included, vice president of west coast operations for Ascend, vice president of west coast operations for Lucent InterNetworking Systems and vice president of operations for Lucent Access Products Division from December 1997 to April 2000. Mr. Abbasi holds a Master of Science and a Bachelor of Science degree in Electrical Engineering.

Georges Antoun is the senior vice president of engineering, product management and marketing at Redback, responsible for corporate marketing, product management and product marketing, as well as strategy, business development and engineering. Before joining Redback in August 2001, Mr. Antoun spent the preceding five years, from July 1996 to August 2001, at Cisco Systems Inc., where he served as vice president of worldwide systems engineering and field marketing, vice president of worldwide optical operations and, more recently, as vice president of carrier sales. Mr. Antoun has also held senior management positions at Newbridge Networks and Nynex (now Verizon Communications), where he was part of their Science and Technology Division. Mr. Antoun holds a B.S. degree in Engineering from the University of Louisiana at Lafayette and an M.S. degree in Information Systems Engineering from New York Polytechnic University.

Joel M. Arnold, senior vice president of field operations since January 2002, is responsible for all field and customer activities including, worldwide sales, system engineering, sales operations and customer service. Prior to joining Redback, Mr. Arnold was with Qwest Communications from June 1998 to December 2001, and most recently served as Qwest’s executive vice president of global business sales. Prior to that, he served as Qwest’s senior vice president of global business markets, senior vice president of general business, and regional vice president of national accounts. From June 1997 to June 1998, Mr. Arnold was the co-founder of the software company, Global Mobility Systems, and served as vice president of business development and product management. For ten years prior to that, Mr. Arnold served in a variety of sales and marketing positions for GTE (now Verizon Communications), most recently as their director of data strategy. Mr. Arnold holds a B.A. degree in Economics from the University of Washington.

Thomas L. Cronan III has served as our senior vice president of finance and administration and chief financial officer since January 2003. Mr. Cronan began at Redback in April 2001 as vice president and general counsel. From June 2000 to March 2001, Mr. Cronan served as vice president and general counsel US at Entrust Technologies Inc. / enCommerce, Inc. From February 1998 to June 2000, Mr. Cronan served as Vice President, General Counsel and Secretary at enCommerce, Inc. en Commerce merged with Entrust in June 2000. Mr. Cronan served in both public and private high technology companies for more than 15 years including IBM, OpenTV, Taligent and enCommerce, and was special counsel at Wilson Sonsini Goodrich and Rosati in their Technology Licensing group. Mr. Cronan holds a J.D. from Fordham Law School and a B.S. from Muhlenberg College and is a member of the bar in New York, California and Connecticut.

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

	High	Low
Fiscal 2001
First Quarter	$56.38	$11.61
Second Quarter	$25.09	$8.14
Third Quarter	$9.95	$1.40
Fourth Quarter	$5.93	$1.17
Fiscal 2002
First Quarter	$6.43	$2.63
Second Quarter	$3.56	$1.39
Third Quarter	$2.00	$0.31
Fourth Quarter	$1.37	$0.24

As of March 11, 2003, there were approximately 66,946 beneficial owners and 898 holders of record of Redback common stock.

Dividend Information

Redback has never paid any cash dividends on its stock, and anticipates that for the foreseeable future it will continue to retain any earnings for use in the operation of its business.

Sales of Unregistered Securities

In December 2002, we retired $10.0 million in aggregate principal of our convertible notes by issuing to the holders of the convertible notes 3.6 million shares of our common stock, valued at approximately $2.7 million, in exchanges exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

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

We also issued to Nokia a Common Stock Purchase Warrant (the “Warrant”) allowing Nokia the right to purchase an additional number of shares of common stock up to an aggregate of approximately 31.9 million shares of common stock. The Warrant’s exercise price will be the closing price of our common stock on the date of exercise. The Warrant may be exercisable during three different periods as follows: (1) for the ten business days beginning two business days after the public announcement by us of our earnings for the year ended December 31, 2002, (2) for the ten business days beginning on May 21, 2003, which is the twelve month anniversary of the Closing Date, and (3) for the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date. Because Nokia did not satisfy its purchase obligations under the Warrant, the first opportunity for Nokia to exercise this warrant will be May 21, 2003. As a result of the Purchase Agreement, Nokia has elect one member to the Company’s Board of Directors.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon exercise of options, as of December 31, 2002, granted pursuant to equity compensation plans that we assumed in connection with acquisitions, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	20,650,371	(3)	$7.27	24,830,301	(4)
Equity compensation plans not approved by security holders (2)	7,528,716		$4.28	161,173
Total

(1)	These plans include the 1997 Stock Plan, 1999 Stock Incentive Plan, the 1999 Directors’ Option Plan and the 1999 Employee Stock Purchase Plan (the “Purchase Plan”).

(2)	Includes the 2001 Employee Option Plan and individual compensation arrangements with two of our executive officers pursuant to which we granted options to purchase an aggregate of 7,500,000 shares of common stock outside of the equity compensation plans referenced in this table. Please see the description of the 2001 Employee Option Plan and the individual compensation arrangements in Note 10 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

(3)	Excludes purchase rights accruing under the Purchase Plan, which has a reserve of 4,851,445.

(4)	Consists of shares available for future issuance under the equity compensation plans approved by security holders, including 4,851,445 shares of common stock available for issuance under the Purchase Plan. The number of shares reserved for issuance under the 1999 Stock Incentive Plan is subject to an automatic annual increase on January 1 of each year equal to 10,000,000 shares. The number of shares reserved for issuance under the 1999 Directors’ Option Plan is subject to an automatic annual increase on January 1 of each year equal to the number of shares necessary to cause the total number of shares available for grant under the plan to be restored to 800,000. The number of shares reserved for issuance under the Purchase Plan is subject to an automatic annual increase on May 1 of each year equal to the number of shares necessary to cause the total number of shares available for purchase under the plan to be restored to 6,000,000.

(5)	The table does not include information for equity compensation plans assumed by us in mergers and acquisitions. A total of 685,794 shares of common stock were issuable upon exercise of options granted under plans assumed by us and are outstanding as of December 31, 2002. The weighted average exercise price of those outstanding options is $5.14 per share. No additional options may be granted under the assumed plans.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Redback’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Product revenue	$91,410	$204,472	$267,440	$62,842	$9,161
Related party product revenue	12,190	—	—	—	—
Service revenue	22,029	23,061	10,570	1,432	45

Total revenue	125,629	227,533	278,010	64,274	9,206
Product cost of revenue	104,756	257,530	100,559	17,958	3,173
Service cost of revenue	16,542	22,279	10,157	707	430

Total cost of revenue	121,298	279,809	110,716	18,665	3,603

Gross profit (loss)	4,331	(52,276)	167,294	45,609	5,603

Operating expenses:
Research and development (1)	85,982	107,599	86,727	21,125	5,727
Selling, general and administrative (1)	72,220	110,760	82,314	30,208	8,875
Impairment of goodwill	—	2,689,857	—	—	—
Restructuring charges	3,621	104,551	—	—	—
Amortization of intangible assets	1,103	994,195	945,475	—	—
In-process research and development	—	—	40,400	—	—
Stock compensation expense	8,269	54,891	24,277	4,033	880

Total operating expenses	171,195	4,061,853	1,179,193	55,366	15,482

Loss from operations	(166,864)	(4,114,129)	(1,011,899)	(9,757)	(9,879)
Other income (expense), net	(20,060)	(3,845)	4,354	1,838	3

Net loss	$(186,924)	$(4,117,974)	$(1,007,545)	$(7,919)	$(9,876)

Net loss per basic and diluted share	$(1.13)	$(28.78)	$(8.68)	$(0.15)	$(0.89)

Shares used in computing net loss per share	165,854	143,068	116,019	53,388	11,076

Ratio of earnings to fixed charges:
Ratio of earnings to fixed charges (2)	—	—	—	—	—
Amount of deficiency	$(186,924)	$(4,117,974)	$(1,007,545)	$(7,919)	$(9,876)

(1) Amounts exclude stock based compensation as follows

Research and development	$4,632	$35,289	$20,150	$1,492	$326
Selling, general and administrative	3,637	19,602	4,127	2,541	554

Total	$8,269	$54,891	$24,277	$4,033	$880

(2)	The pre-tax losses from continuing operations for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 were not sufficient to cover fixed charges by a total of approximately $186.9 million, $4.1 billion, $1.0 billion, $7.9 million and $9.9 million, respectively. As a result, the ratio of earnings to fixed charges has not been computed for any of these periods.

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments, including restricted cash and investments	$116,046	$178,820	$433,669	$56,960	$8,189
Working capital	38,839	133,456	454,687	49,798	4,461
Total assets	660,744	866,347	4,770,524	94,830	14,682
Long-term obligations, less current portion	488,747	479,338	505,057	1,012	1,275
Accumulated deficit	(5,334,791)	(5,147,867)	(1,029,893)	(22,348)	(14,429)
Total stockholders’ equity	13,463	137,537	4,149,147	65,893	6,254

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report—in particular Item 1 (the Business section) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)—contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our product and marketing strategy; our estimated revenue in 2003; our expected gross margins in 2003; future R&D and SG&A expenses; expected sublease income; interest income and the cash requirement for interest expense; our estimated future capital expenditures of $10.0 million; and our belief that cash and cash equivalents will be sufficient to fund our operations through at lease the next 12 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

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

The following is a summary of significant events and transactions in 2002. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

•	Our net revenue decreased 45% to $125.6 million in 2002 from $227.5 million in 2001, which included a reduction in quarterly revenue from a high during 2001 of $90.9 million in the first quarter of 2001 to a low during 2002 of $17.4 million in the third quarter of 2002. This revenue was substantially lower than the sales we had anticipated coming into 2002.

•	We took charges for excess and obsolete inventory totaling $34.4 million.

•	We reduced our work force by approximately 190 employees and recorded restructuring reserves totaling approximately $3.6 million related to termination benefits.

•	We entered into interest rate swaps, which were subsequently terminated, resulting in cash proceeds of approximately $25.4 million, including gains of approximately $21.7 million. The gains will be amortized as an offset to interest expense over the remaining life of the convertible notes.

•	We sold approximately 17.7 million shares of common stock to Nokia for an aggregate cash issuance price of approximately $35.8 million. We also issued to Nokia a warrant allowing Nokia the right to purchase additional shares of common stock, up to an aggregate of 31.9 million shares. The warrant’s exercise price will be the closing price of our common stock on the date of exercise.

•	We retired $10.0 million aggregate principal of our Convertible Notes by issuing 3.6 million shares of our common stock valued at approximately $2.7 million. The value of securities issuable pursuant to the original conversion privileges was approximately $40,000. As a result, we recorded an induced conversion expense of $2.7 million in connection with this transaction, which is included in other expense.

•	During 2002, we launched our new SMS 10000 SL product, which is an enhancement to the SMS 10000 platform built upon Redback’s subscriber management technology with a redesign of certain portions of the hardware architecture and a new version of AOS™ operating software.

During 2002, we used approximately $108.5 million of cash flow from operating activities, much of which was used to purchase inventory and settle related claims and commitments and fund our 2002 net loss. Our cash and equivalents, short-term investments and restricted cash and investments at December 31, 2002 were $116.0 million, of which $89.5 million was unrestricted.

Results of Operations

Years Ended December 31, 2002 and 2001

Net Revenue.    Our net revenue decreased 45% to $125.6 million in 2002 from $227.5 million in 2001, which included a reduction in quarterly revenue from a high during 2001 of $90.9 million in the first quarter of 2001 to a low in 2002 of $17.4 million in the third quarter of 2002. The decrease from 2001 to 2002 was primarily a result of decreased product revenue. During 2002, there was a 39% decrease in our SMS revenue to $81.6 million and a 69% decrease in our Smart Edge revenue to $22.0 million. Substantially all the SMS revenue decline related to lower aggregate unit volumes of SMS 1800, SMS 1000 and SMS 500, offset in part by a higher aggregate unit volumes of SMS 10000 and SMS 10000 SL. The decrease in SmartEdge revenue primarily resulted from a 92% decrease in our Smart Edge Transport revenue from $70.1 million in 2001 to $5.7 million in 2002, offset in part by the inclusion of a full year of revenue for our Smart Edge Router in 2002 compared to one quarter of revenue in 2001, since the product was introduced in the fourth quarter of 2001. Service revenue remained fairly consistent year over year and was $22.0 million in 2002 compared to $23.1 million in 2001.

Overall, this revenue was substantially lower than the sales we had anticipated coming into 2002, primarily as a result of lower than anticipated deployments of our products by our customers, as the networking business specifically, and the economy, in general, continued to slow down in 2002. We currently have limited visibility into our business prospects. On a forward-looking basis, we are planning our business on the assumption that annual revenue in 2003 will be fairly consistent with our experience in 2002. In order to achieve projected 2003 annual revenue, our quarterly revenue must increase from revenue of approximately $27.6 million in the fourth quarter of 2002. This revenue growth assumes: (1) stabilization of our SMS business; and (2) growing acceptance for our Smart Edge Router product. A sustained reduction in our quarterly revenue would require us to further  re-evaluate our business investment and resource levels.

Cost of Revenue; Gross Profit.    Gross profit (loss) improved from (23)% in 2001 to 3% in 2002, primarily as a result of lower charges for excess and obsolete inventory, product cost improvements, a higher percentage of SMS and Smart Edge Router sales which typically have standard margins over 50%, compared with SmartEdge Transport products that typically realize lower margins, and a decrease in other manufacturing costs, offset in part by increased charges for the amortization of intangibles assets due to the change in the estimate of useful lives for certain of our purchased technology. Amortization charges increased from $6.1 million in 2001 to  $10.9 million in 2002.

We took charges for excess and obsolete inventory and related claims and commitments of $34.4 million and $142.6 million in the years ended December 31, 2002 and 2001, respectively. The 2002 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions. The 2001 charges for excess and obsolete inventory and related claims and commitments resulted from inventory purchases that we made directly or commitments to our contract manufacturers that were made to meet demand that was anticipated in 2001 before we experienced a sudden and significant decrease in our forecasted revenue. The charges for 2002 and 2001 resulted from the comparison of on hand, on order and committed inventories to various factors including reductions in our anticipated demand.

The lower level of manufacturing overhead resulted from lower departmental spending in our manufacturing and customer support organizations in 2002 as we began to scale down our operations to support the lower levels of business we were experiencing in 2002.

On a forward-looking basis, we are planning our business based on the assumption that our gross margin will increase from the 35% gross margins reported in the fourth quarter of 2002. However, gross profit (loss) could be lower, subject to the factors below:

•	Lower revenue than planned if our SMS business does not remain stable or if our SmartEdge Router revenue does not continue to increase.

•	Higher charges from our contract manufacturer as it realizes lower economies of scale or if parts shortages require premium charges.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed.

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

•	Increased competition for our products or services, which may affect pricing.

Operating expenses and headcount.    A significant amount of our departmental spending relates to salaries and related costs. Following is a breakdown of our headcount:

	R&D	Other	Total
December 31, 2001	420	400	820
Layoffs	(44)	(146)	(190)
Other net changes	(29)	(5)	(34)

December 31, 2002	347	249	596

Research and Development.    Our research and development (“R&D”) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes and other departmental expenses. Our R&D expenditures decreased 20% to $86.0 million for the year ended December 31, 2002 from $107.6 million in the prior year comparative period, and represented 68% and 47% of net revenue in the years ended December 31, 2002 and 2001, respectively. The decrease in our expenses is primarily due to a decrease in prototype spending, equipment related expenses, a decrease in salary and related costs consistent with the decrease in our R&D headcount, and a decrease in the use of consultants. Additionally, in the three months ended

June 30, 2002, we scaled back our investment in the intelligent transport market, which resulted in some redeployment of resources and a reduction in R&D spending. Further impacting R&D expenses in the year ended December 31, 2002 is approximately $4.2 million of expense related to the abandonment of assets due to the business outlook and the downsizing efforts we underwent in the second quarter of 2002. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in realignment or reductions in R&D resources or a change in the mix of skills with our staff.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 35% to $72.2 million for the year ended December 31, 2002 from $110.8 million in the prior year comparative period, and represented 57% and 49% of net revenue in the years ended December 31, 2002 and 2001, respectively. The decrease in our costs is primarily due to the decrease in selling and related expenses and salary and related costs consistent with the decrease in our SG&A headcount and a decrease in our sales-related travel expenditures consistent with decreased revenue. Additionally, in the second and fourth quarters of 2002, we scaled back our SG&A expenses primarily through headcount reductions. Further impacting SG&A expenses in the year ended December 31, 2002 is approximately $5.3 million of expense related to the abandonment of assets due to the business outlook and the downsizing efforts we underwent in the second and fourth quarters of 2002. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue. In the current market, we continue to evaluate our SG&A resource needs, and took action to reduce our SG&A headcount in the second and fourth quarters of 2002. We continue to change the mix of skills within our staff as our business needs change.

Restructuring Charges

Consolidation of facilities.    During 2001, we recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on all facilities included in our estimates is $42.3 million. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates. We continue to evaluate and review our restructuring accrual for any indications in the market that could require us to change our assumptions for the restructuring accruals already recorded.

In June 2002, we surrendered 147,000 square feet of excess office space in Canada. The transaction did not significantly change our previous estimates for our restructuring accrual, as the effect was substantially offset by additional accruals caused by the continued depressed real estate market in Santa Clara County California.

Workforce reductions.    In October 2002, we reduced our workforce by 114 people, and recorded a charge of $2.0 million for termination benefits and $709,000 for property and equipment during the three months ended December 31, 2002. In May and June 2002, we reduced our workforce by 76 people, and recorded a charge of $1.6 million for these termination benefits during the three months ended June 30, 2002.

Our restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
2001 accruals	$7,922	$96,629	$104,551
Non-cash charges	—	—	—
Cash payments	(7,274)	(4,091)	(11,365)

Restructuring accrual at December 31, 2001	648	92,538	93,186
2002 accruals	3,621	—	3,621
Non-cash charges	—	(4,525)	(4,525)
Cash payments	(4,209)	(17,461)	(21,670)

Restructuring accrual at December 31, 2002	$60	$70,552	$70,612

The current and long-term portions of the restructuring related reserves are $16.3 million and $54.3 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Amortization of Intangible Assets and Impairment of Goodwill.    Amortization of intangible assets decreased from $994.2 million in 2001 to $1.1 million in 2002 due primarily to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 Goodwill and Intangible Assets on January 1, 2002. In accordance with SFAS 142:

•	On January 1, 2002, we reclassified $12.6 million in workforce assets to goodwill, and we ceased amortizing the resulting net goodwill balance of $431.7 million. Accordingly, there were no charges for the amortization of goodwill in 2002.

•	The net book value of goodwill must be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

•	We were also required to perform a transition impairment analysis. We completed the transition impairment analysis in May 2002, and no impairment charge was required. In addition, we are required to perform an annual impairment test, which we performed in June 2002, and no impairment charge was required. We expect to perform our annual impairment test in the second quarter of every year. We could be required to record impairment charges in the future.

•	Other intangibles, with a net book value of $4.4 million at December 31, 2002, comprising non-compete agreements and purchased technology resulting from our merger with Siara Systems, Inc. (“Siara”) and the acquisitions of Abatis Systems Corporation (“Abatis”) and Merlin Systems Corporation (“Merlin”) will continue to be amortized. In the three months ended June 30, 2002, we determined that based on the current business outlook and our planned use of the acquired technologies, the useful lives of certain acquired existing technology intangible assets should be reduced and accelerated the amortization.

•	Total amortization expense for the year ended December 31, 2002 and 2001 was approximately $12.0 million and $1,000.3 million, respectively, of which $10.9 million and $6.1 million, respectively, was recorded in cost of revenue.

As a result of the sustained decline in our business and reduced forecasts for future periods, we performed an impairment review of our goodwill and other intangible assets in the three months ended September 30, 2001.

Based on the discounted cash flow analysis, we recorded an impairment charge of $2,689.9 million related to goodwill during the three months ended September 30, 2001. This reduction resulted from the sustained decline in our market capitalization and the uncertain outlook for our business consistent with the telecommunications industry during that time.

Stock-Based Compensation.    Stock-based compensation decreased 85% to $8.3 million in 2002 from $54.9 million in 2001. In the year ended December 31, 2001, stock-based compensation can be attributed to the assumption of stock option grants from acquisitions, stock option grants made below fair market value to certain key employees, and additional compensation recorded for the accelerations of stock options vesting for certain terminated employees. In the year ended December 31, 2002, stock-based compensation primarily includes approximately $6.3 million from the 2000 and 2001 assumption of stock options grants in connection with the Abatis and Merlin acquisitions and the initial public offering and $2.0 million from stock option grants made below fair market value to certain key employees. The decrease in stock-based compensation expense in the current year period can be attributed to our accelerated amortization methodology and the reductions in work force.

Due to the stock price on the last trading day of the year (December 31, 2002), there was no stock-based compensation recorded for the voluntary stock option replacement program. In future periods, stock-based compensation using variable accounting relating to the voluntary stock option replacement program may impact results significantly from period to period.

Interest and Other Income(Expense).    Interest and other income (expense) includes the following (in thousands):

	Years Ended December 31,
	2002	2001
Impairment of investments	$—	$(11,379)
Gain on early extinguishment of debt	—	10,359
Bond conversion	(2,695)	—
Loss on hedge ineffectiveness	(1,027)	—
Interest income	4,258	24,662
Other expense	(883)	(396)

Total interest and other income (expense), net	$(347)	$23,246

Interest and other income (expense) decreased 101% from income of $23.2 million in 2001 to expense of $347,000 in 2002. Included in interest and other income in the year ended December 31, 2001 was an $11.4 million impairment charge for certain of our minority investments. Also included in interest and other income in 2001 was a $10.4 million gain on the early extinguishment of debt as a result of our repurchase of approximately $22.5 million of our 5% Convertible Subordinated Notes (“Convertible Notes”) originally issued in March 2000. As a result of the adoption of SFAS No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections in 2002, the extraordinary gain recorded on the extinguishment of debt in the fourth quarter of 2001 has been reclassified as part of interest and other income in the comparative 2002 financial statements. The remaining balance in interest and other income in 2001 includes interest income of $24.7 million and other expense of $396,000.

In 2002, interest and other income included a $2.7 million charge as required by SFAS No. 84, Induced Conversions of Convertible Debt , in connection with the retirement of $10.0 million aggregate principal of our Convertible Notes by issuing 3.6 million shares of our common stock valued at approximately $2.7 million. See further discussion in “Liquidity and Capital Resources.” Also included in interest and other income was $1.0 million in loss on hedge ineffectiveness, which was recorded in connection with our interest rate swaps. In May 2002, we entered into two interest rate swaps for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points. In August 2002, we terminated our two interest rate swap agreements realizing cash proceeds of approximately $20.3 million, including a $17.4 million gain that is being amortized as an offset to interest expense over the remaining term of the Convertible Notes. We also entered into a new interest rate swap agreement for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 145 basis points. In October 2002, we terminated this interest rate swap agreement realizing cash proceeds of approximately $5.1 million, including a $4.4 million gain that is being amortized as an offset to interest expense over the remaining term of the Convertible Notes. The gains are recorded within Convertible Notes on the balance sheet. We did not choose to re-enter into a new swap agreement given the current volatility in interest rates. The remaining balance in interest and other income of $3.9 million was primarily comprised of $4.3 million in interest income from cash and equivalents, short-term investments and restricted cash and investments and $883,000 of other expense.

The change in interest income from $24.7 million in 2001 to $4.3 million in 2002 was due primarily to a decrease in interest rates and the decrease in our invested funds from $178.8 million at December 31, 2001 to $116.0 million in 2002.

We expect interest income to decrease as a result of the expected use of our cash to fund operations.

Interest Expense.    Interest expense decreased 27% to $19.7 million in 2002 from $27.1 million in 2001. Interest expense resulted primarily from the issuance in March 2000 of our Convertible Notes. The decrease in interest expense from the prior year comparative period is due primarily to:

•	Redemption of $22.5 million of Convertible Notes in the fourth quarter of 2001; and

•	Entering into two interest rate swap agreements for our Convertible Notes in the second quarter of 2002 to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points or 2.26% as of June 30, 2002. The swaps were terminated in the third quarter of 2002, and we entered into a new agreement to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 145 basis points or 3.22% as of September 30, 2002. In the fourth quarter of 2002, we terminated the new agreement and did not enter into another swap agreement.

On a forward-looking basis, we anticipate that the cash requirement for interest expense will be approximately $6.0 million on a quarterly basis.

Provision for Income Taxes.    No significant provisions for income taxes have been recorded, as we have incurred net losses since inception.

Results of Operations

Years Ended December 31, 2001 and 2000

Net Revenue.    Our net revenue decreased 18% to $227.5 million in 2001 from $278.0 million in 2000, which included a reduction in quarterly revenue from a high of $114.6 million in the fourth quarter of 2000 to a low of $37.0 million in the third quarter of 2001. The decrease was primarily a result of a 41% decrease in our SMS revenue to $135.9 million, offset in part by a 77% increase in our SmartEdge revenue to $70.6 million. Substantially all the SMS revenue decline related to lower aggregate unit volumes in 2001 compared to 2000, with average selling prices on the higher volume products generally staying stable. The higher SmartEdge revenue resulted from the inclusion of a full year of revenue in 2001 compared to two quarters in 2000 since the SmartEdge Transport product was introduced in mid 2000. Average SmartEdge selling prices remained essentially flat year-to-year.

This revenue was substantially lower than the sales we had anticipated coming into 2001 as a result of lower than anticipated deployments of our products by our customers, as the networking business specifically, and the economy generally, slowed down in 2001.

Cost of Revenue; Gross Margin.    Gross margin decreased from 60% in 2000 to a negative 23% in 2001, primarily as a result of charges for obsolescence and write downs of excess and obsolete inventory and related claims and commitments and higher manufacturing overhead.

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

Operating expenses and headcount.    A significant amount of our departmental spending relates to salaries and related costs. Following is a breakdown of our headcount:

	R&D	Other	Total
December 31, 2000	530	650	1,180
Merlin acquisition	40	10	50
Layoffs	(150)	(200)	(350)
Other net changes	—	(60)	(60)
December 31, 2001	420	400	820

Research and Development.    Our research and development (“R&D”) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes and other departmental expenses. Our R&D expenditures increased 24% to $107.6 million in 2001 from $86.7 million in 2000, and represented 31% and 47% of net revenue in 2000 and 2001, respectively.

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

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses include salaries and related costs for our non-engineering staff in sales and marketing, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures increased 35% to $110.8 million in 2001 from $82.3 million in 2000, and represented 30% and 49% of net revenue in 2000 and 2001, respectively. SG&A salaries and related costs remained essentially flat between 2000 and 2001, but represented approximately 48% of 2001 SG&A compared to 64% in 2000. The increase in non-salary related SG&A spending from 2000 to 2001 is due primarily to increased costs for rental and depreciation charges relating to the new facilities that we occupied in early 2001 and increased expenses for demonstration equipment. Also included in SG&A is a write-off of fixed assets of approximately $6 million in 2001.

Restructuring Charges.    We experienced a significant decline in our revenue as a result of lower than anticipated deployments of our products by our customers, as the networking and telecommunications business specifically, and the economy generally, slowed down in 2001. To size our business to these economic realities, we took the following restructuring actions in 2001:

•	We laid off approximately 350 employees and recorded associated reserves totaling approximately $8 million related to severance.

•	We recorded reserves for unused facilities totaling approximately $97 million, representing the difference between the committed rental payments and our estimates of the likely recoveries from sublease rental income relating to facilities we have vacated as part of our restructuring as follows:

•	We ceased work on leasehold improvements on one building on our campus in San Jose and consolidated our operations from three buildings into two buildings.

•	We canceled plans to occupy a new building we had leased in Vancouver, Canada and are in process of consolidating our remaining two operations into one facility. We are actively marketing the two properties that are empty or currently being vacated for sublease.

•	We limited our occupancy of a new building we had leased in North Carolina to one quarter of the building, subleased one quarter and are actively marketing the remaining 50% of the building.

Our restructuring related reserves are summarized as follows (in thousands):

	Total Restructuring Charges	Non-cash Charges	Cash Payments	Restructuring Accrual at December 31, 2001
Workforce reduction	$7,922	$—	$7,274	$648
Consolidation of excess facilities	96,629	—	4,091	92,538

Total	$104,551	$—	$11,365	$93,186

The current and long-term portions of the restructuring related reserves are $12.6 million and $80.6 million, respectively.

Amortization of Intangible Assets and Impairment of Goodwill.    Amortization of intangibles increased 5% from $945 million in 2000 to $994 million in 2001 due to increased amortization of other intangibles from the acquisition of Merlin and a full year’s worth of amortization of goodwill and other intangibles from the acquisitions of Abatis and Siara. As a result of the sustained decline in our business and reduced forecasts for future periods, we performed an impairment review of our goodwill and other intangibles in the third quarter of 2001. Based on a discounted cash flow analysis, we recorded an impairment charge of $2.7 billion related to goodwill during the third quarter of 2001. This reduction resulted from the then recent sustained decline in our market capitalization and uncertain near-term outlook for our business, consistent with the telecommunications industry.

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

Interest and Other Income.    Interest and other income decreased to $23.2 million in 2001 from  $25.9 million in 2000 due primarily to:

•	The decrease in our cash and cash equivalents, short-term investments, and restricted cash and investments from $434 million at December 31, 2000 to $179 million at December 31, 2001.

•	The decrease in interest rates in 2001 as compared with 2000.

•	An $11.4 million impairment charge taken in the second and third quarters of 2001 against minority investments. The impairment charge resulted from a sustained decline in the market value of such companies. The investments now have a carrying value of $1.6 million at December 31, 2001.

•	The effect of these items was partially offset by a $10.4 million gain on the early extinguishment of debt as a result of our repurchase of approximately $22.5 million of 5% convertible subordinated notes originally issued in March 2000.

Interest Expense.    Interest expense increased 26% to $27.1 million in 2001 from $21.5 million in 2000 due primarily to a full year’s interest expense arising from our issuance of $500 million of Convertible Notes in March 2000.

Provision for Income Taxes.    No material provisions for income taxes have been recorded, as we have incurred net losses since inception.

Significant Accounting Policy Judgments and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the telecommunications equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition.    We recognize revenue, generally upon shipment, when all four of the following criteria are met:

•	we have a contract with our customer,

•	when title and risk of loss pass to the customer,

•	when our price is fixed or determinable, and

•	when collection of the receivable is reasonably assured.

For transactions where we have not yet obtained required customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation or other services is recognized upon completion of the service. Maintenance contract revenue is recognized ratably over the period of the contract, which is typically one year. A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected. Sales to resellers are generally recognized upon shipment.

Allowance for doubtful accounts.    The allowance for doubtful accounts receivable is based on the aging of accounts receivable and our assessment of the collectibility of our aged receivables. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Inventory reserves.    Inventory purchases and commitments are based upon future demand projections. We record reserves for inventory based on several factors including estimates of forecasted demand. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

Long-lived assets.    We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. We also review our other long-lived assets, including property and equipment and other identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our common stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. If there is a significant decrease in our business in the future, we may be required to record impairment charges in the future.

Warranty Reserves.    We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Investment Impairments.    We evaluate our investments based on the value implied in recent funding rounds by investors independent of Redback, or our judgment of their value based on the declines in the market value of comparable public companies. We write down our investments when we believe there to be an other-than-temporary decline in the values of the investments. Should these estimates prove to be overly optimistic, the carrying value of the investments may require further adjustment.

Deferred Taxes.    We have provided a full valuation allowance against our tax assets, given uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.

Stock-based Compensation.    We are required to use “variable accounting” for options granted under the voluntary stock option replacement program implemented in August 2001, as well as for certain options granted in the six month periods prior to and following the exchange. The related compensation expense will fluctuate significantly from period to period based upon a number of factors including changes in quoted prices of our common stock and actual vesting, exercises, forfeitures and cancellations.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2002 consisted of approximately $116.0 million in cash, cash equivalents, short-term investments and restricted cash and investments. The primary contributors to the reduction of this balance from $178.8 million at December 31, 2001 were our net loss before non-cash depreciation, amortization and stock compensation expenses of approximately $119.9 million, purchases of property and equipment of approximately $13.5 million, and additional collections in accounts receivable of $27.2 million. The reductions were offset in part by proceeds from the sale of 17.7 million shares of our common stock to Nokia for approximately $34.3 million, net of issuance costs, and $21.7 million in gains from the unwinding of our interest rate swaps.

Cash used in operating activities was $108.5 million for the year ended December 31, 2002, compared to $198.0 million in the year ended December 31, 2001. Cash used in operating activities in the year ended December 31, 2002 resulted primarily from our net loss of $186.9 million, offset by depreciation and amortization of $58.8 million, stock compensation expense of $8.3 million and an increase from the change in assets over liabilities of approximately $10.4 million. Cash used in operating activities in the year ended December 31, 2001 resulted primarily from our net loss of $4,118.0 million, offset by depreciation and amortization of $1,039.2 million, stock compensation expense of $54.9 million, impairment of goodwill and minority investments of $2,701.2 million and an increase from the change in liabilities over assets of approximately $134.9 million.

Cash provided by investing activities was $8.0 million for the year ended December 31, 2002, compared to $227.9 million in the year ended December 31, 2001. Cash provided by investing activities in the year ended December 31, 2002 was due primarily to the net sale of investments of $1.5 million and changes in restricted cash and investments of approximately $20.0 million, offset by purchases of property and equipment of  $13.5 million. Cash provided by investing activities in the year ended December 31, 2001 was due primarily from net sales of investments of approximately $330.2 million, offset by purchases of property and equipment of $60.8 million and a change in restricted cash of $43.0 million.

Cash provided by financing activities was $57.9 million for the year ended December 31, 2002, compared to $4.5 million in the year ended December 31, 2001. Cash provided by financing activities in the year ended December 31, 2002 was primarily due to proceeds from the issuance of common stock to Nokia and from employee stock transactions of $37.8 million and $21.7 million in gains from the termination of our interest rate swap agreements, offset by approximately $1.7 million for principal payments under capital lease obligations and other borrowings. Cash provided by financing activities in the year ended December 31, 2001 was due primarily to proceeds from bank borrowings of $12.0 million and proceeds from the issuance of common stock of  $10.8 million, offset by approximately $12.1 million for the repurchase of convertible notes and $7.5 million for principal payments under capital lease obligations and other borrowings.

In the fourth quarter of 2002, we entered into a $15.0 million line of credit with a bank that expires in December 2003. The line of credit is collateralized by restricted cash of approximately 105% of the outstanding borrowings ($12.6 million at December 31, 2002). Borrowings under this line of credit bear interest at an annual rate of the bank’s prime rate (4.25% minimum). We had $12.0 million outstanding under this line of credit at December 31, 2002, which was repaid in January 2003. Under the terms of the agreement, there are no restrictive financial covenants. In March 2003, we amended the line of credit facility to increase the available borrowings to $30.0 million.

In March 2000, we raised net proceeds of $486.4 million from our issuance of $500 million of Convertible Notes that are convertible at any time and are due in April 2007. In the fourth quarter of 2001, we redeemed approximately $22.5 million face value and recognized a gain of approximately $10.4 million.

In September 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 02-15, which addressed the accounting for convertible debt for equity exchanges. The EITF concluded that transactions where equity is used as payment for debt conversions should be accounted for as induced conversions in accordance with SFAS 84. SFAS 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. The accounting is to be applied prospectively for convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF’s consensus. We have applied the provisions of SFAS 84 to our convertible debt for equity exchange transaction completed during the fourth quarter. In December 2002, we purchased $10.0 million aggregate principal of our Convertible Notes. We issued approximately 3.6 million shares of our common stock valued at approximately $2.7 million. The value of securities issuable pursuant to the original conversion privileges was approximately $40,000. As a result, we recorded induced conversion expenses of approximately $2.7 million in connection with this transaction, which is included in interest and other income, net on the Consolidated Statement of Operations.

The Convertible Notes are due immediately at face value upon certain circumstances, including default and a change in control of Redback.

We expect our 2003 capital expenditures to be approximately $10.0 million.

On a forward-looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements through at least the next 12 months. However, within the next 12 months, we may be required to raise additional capital in the future, or could elect to raise capital, if certain events occur, including, but not limited to:

•	We fail to meet our revenue or collection targets and continue to incur significant losses.

•	We enter into transactions to restructure our Convertible Notes, which are due in 2007.

•	We enter into transactions to restructure our building leases.

•	Our business increases significantly and we require additional working capital.

•	We believe it to be in our best interests to hold more working capital.

In the event that we are forced to raise additional capital, we may have to sell assets or undertake other transactions that may seriously harm our business and financial condition. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities could be dilutive to our stockholders.

If we continue to incur losses and negative cash flows into fiscal year 2004, it is likely we will need to raise additional funds in 2004. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us.

In addition, we have significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	2003	2004-2006	2007-2008	After 2008	Total
Repayment of convertible subordinated notes	$—	$—	$468	$—	$468
Interest on convertible subordinated notes	$23	$70	$12	$—	$105
Lease payments due on properties we occupy	$9	$26	$9	$10	$54
Lease payments due on properties we currently do not occupy	$11	$26	$7	$40	$84
Accounts payable to contract manufacturers for inventory on hand	$18	$—	$—	$—	$18
Lease payments due on equipment leases and related borrowings	$1	$—	$—	$—	$1
Payments contracted for IT systems hosting	$2	$4	$—	$—	$6

In addition, we have purchase commitments with our contract manufacturer in the normal course of operations totaling $12.9 million as of December 31, 2002.

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon a five-day average Nasdaq closing price, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the related commercial arrangement with periodic charges against revenue. In the year ended December 31, 2002, revenue was reduced by approximately $1.1 million for such amortization. Issuance costs associated with this transaction were approximately $1.5 million. As a result of the Purchase Agreement, Nokia has elected one member to the Company’s Board of Directors.

Revenue and accounts receivable from Nokia are reflected as “related party” in the year ended December 31, 2002, the year in which Nokia became a related party. Revenue from Nokia was approximately $12.2 million and $6.5 million during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, accounts receivable from Nokia was approximately $1.8 million and $641,000, respectively.

We also issued to Nokia a warrant allowing Nokia the right to purchase an additional number of shares of Common Stock up to an aggregate of approximately 31.9 million shares of common stock. The warrant’s exercise price will be the closing price of our common stock on the date of exercise. The warrant is exercisable during three different periods as follows: (1) during the ten business days beginning two business days after the public announcement by us of our earnings for the year ended December 31, 2002, (2) during the ten business days beginning on May 21, 2003, which is the twelve month anniversary of the Closing Date, and (3) during the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date. Because Nokia did not satisfy its purchase obligations under the Warrant, the first opportunity for Nokia to exercise this warrant will be May 21, 2003.

In 2000, we sold an aggregate of approximately $8.0 million of goods and services to Broadband Office, Inc. One of our directors was a partner in an entity that owns more than 10% of Broadband’s outstanding stock. Broadband Office is not considered a related party in 2002, as the above-mentioned individual no longer serves as a Redback director.

In 2001 and 2000, we sold an aggregate of approximately $41.0 million and $41.5 million, respectively, of goods and services to Qwest Communications, Inc. (“Qwest”) and purchased an aggregate of approximately $10.5 million and $3.0 million, respectively, of goods and services from Qwest. A director of Redback was also a director of Qwest. Qwest is not considered a related party in 2002, as the above-mentioned individual no longer serves as a Redback director.

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

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145. Among other things, SFAS 145 rescinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt. The adoption of SFAS 145 in the second quarter of 2002 did not have a significant impact on our financial position or results of operations. However, as a result of SFAS 145, the extraordinary gain recorded on the extinguishment of debt in the fourth quarter of 2001 of $10.4 million was reclassified and reported as other income in the comparative 2002 financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined whether SFAS 146 will have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. We are currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on our consolidated financial statements.

In November 2002, the EITF finalized Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. We have not yet determined the effect the adoption of EITF 00-21 will have on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123, Accounting for Stock-Based Compensation). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123. Since we intend to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of SFAS 148 will not have an effect on our financial condition or results of operations. However, we will provide the additional disclosures required by SFAS 148 in 2003.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have not yet determined the effect, if any, the adoption of FIN 46 will have on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

During the quarter ended June 30, 2002, we entered into two interest rate swap agreements with aggregate notional amounts of $477.5 million to hedge changes in the fair value of our 5% Convertible Notes, attributable to changes in LIBOR, by swapping 5% fixed interest payments for variable interest payments based on the  3-month LIBOR plus 40 basis points. During the three months ended September 30, 2002, we terminated our two interest rate swap agreements realizing cash proceeds of approximately $20.3 million including accrued interest receivable. The gain of $17.4 million is being amortized as an offset to interest expense over the remaining term of our 5% Convertible Notes. We also entered into a new swap agreement in August 2002 with a notional amount of $477.5 million by swapping 5% fixed interest payments for variable interest payments based on 3-month LIBOR plus 145 basis points. In October 2002, we terminated the new interest rate swap agreement realizing cash proceeds of approximately $5.1 million, including accrued interest receivable. The gain of  $4.4 million is being amortized as an offset to interest expense over the remaining term of our 5% Convertible Notes. The gains are included in Convertible Notes on the balance sheet. We did not re-enter into a new swap agreement given the volatility in interest rates at the time. The swaps resulted in interest expense savings of approximately $2.9 million for the year ended December 31, 2002.

As of December 31, 2002, we maintained cash, cash equivalents, short-term investments, and restricted cash and investments of $116.0 million and long-term restricted cash of $1.7 million, of which $89.5 million was unrestricted. We also had debt and capital leases with fixed and variable interest rates with principal amounts totaling $481.2 million. If interest rates were to change by 10%, interest expense would not increase significantly, largely due to the fixed interest rates on the majority of our borrowings and the termination of the interest rate swaps.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At December 31, 2002 and 2001, our primary net foreign currency exposures were in Canadian dollars, Euros, Australian dollars, Singaporean dollars, Taiwanese dollars, and British pounds. At December 31, 2002, we held net foreign currency forward contracts to buy U.S. dollar equivalents, with an aggregate face value of approximately $704,000, to mitigate exposure related to intercompany balances with our Canadian subsidiaries and to mitigate future payments in Canadian dollars related to a lease surrender agreement. We record these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

A 10% adverse move in currency exchange rates affecting the contracts from their December 31, 2002 levels would decrease the fair value of the forward contracts by approximately $60,000. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to income or cash flows. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges.

Item 8.    Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of Independent Accountants	42

Consolidated Balance Sheets at December 31, 2002 and 2001	43

Consolidated Statements of Operations for each of three years in the period ended December 31, 2002	44
Consolidated Statements of Stockholders’ Equity for each of three years in the period ended December 31, 2002	45

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	46
Notes to Consolidated Financial Statements	47

Financial Statement Schedules:

II – Valuation and Qualifying Accounts for each of three years in the period ended December 31, 2002	72

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the two years ended December 31, 2002	73

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Redback Networks Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Redback Networks Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 15, 2003

REDBACK NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$22,995	$65,642
Short-term investments	66,506	69,178
Restricted cash and investments	26,545	44,000
Accounts receivable, less allowances of $3,262 and $5,842	5,992	34,924
Accounts receivable from related party	1,754	—
Inventories	10,143	67,954
Other current assets	7,414	18,312

Total current assets	141,349	300,010
Property and equipment, net	61,475	93,456
Goodwill	431,742	419,064
Other intangible assets, net	4,358	28,833
Other assets	21,820	24,984

Total assets	$660,744	$866,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings and capital lease obligations, current	$13,122	$13,538
Accounts payable	16,797	41,645
Accrued liabilities	64,407	101,832
Deferred revenue	8,184	9,539

Total current liabilities	102,510	166,554
Convertible notes	488,140	477,500
Other long-term liabilities	56,631	84,756

Total liabilities	647,281	728,810

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value; 750,000 shares authorized; 181,986 and 157,983 shares issued and outstanding, respectively	5,376,163	5,324,293
Deferred stock-based compensation	(1,845)	(13,465)
Notes receivable from stockholders	(47)	(150)
Accumulated other comprehensive loss	(26,017)	(25,274)
Accumulated deficit	(5,334,791)	(5,147,867)

Total stockholders’ equity	13,463	137,537

Total liabilities and stockholders’ equity	$660,744	$866,347

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Product revenue	$91,410	$204,472	$267,440
Related party product revenue	12,190	—	—
Service revenue	22,029	23,061	10,570

Total revenue	125,629	227,533	278,010

Product cost of revenue	104,756	257,530	100,559
Service cost of revenue	16,542	22,279	10,157

Total cost of revenue	121,298	279,809	110,716

Gross profit (loss)	4,331	(52,276)	167,294

Operating expenses:
Research and development(1)	85,982	107,599	86,727
Selling, general and administrative(1)	72,220	110,760	82,314
Impairment of goodwill	—	2,689,857	—
Restructuring charges	3,621	104,551	—
Amortization of intangibles	1,103	994,195	945,475
In process research and development	—	—	40,400
Stock-based compensation	8,269	54,891	24,277

Total operating expenses	171,195	4,061,853	1,179,193

Loss from operations	(166,864)	(4,114,129)	(1,011,899)

Other income (expense), net:
Interest and other income (expense)	(347)	23,246	25,872
Interest expense	(19,713)	(27,091)	(21,518)

Other income (expense), net	(20,060)	(3,845)	4,354

Net loss	$(186,924)	$(4,117,974)	$(1,007,545)

Net loss per basic and diluted share	$(1.13)	$(28.78)	$(8.68)

Shares used in computing basic and diluted per share amounts	165,854	143,068	116,019

(1) Amounts exclude stock-based compensation as follows:

Research and development	$4,632	$35,289	$20,150
Selling, general and administrative	3,637	19,602	4,127

Total	$8,269	$54,891	$24,277

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Deferred Stock Compensation	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at December 31, 1999	87,793	$91,638	$(3,266)	$(131)	$—	$(22,348)	$65,893
Issuance of Common Stock for acquisitions	61,462	5,102,018	(63,251)	(6,293)	—	—	5,032,474
Issuance of Common Stock under stock plans	6,207	37,813	—	—	—	—	37,813
Issuance of Common Stock for warrants	380	919	—	—	—	—	919
Repurchase of Common Stock	(2,111)	(1,001)	—	—	—	—	(1,001)
Deferred stock compensation	—	23,874	(23,874)	—	—	—	—
Amortization of deferred stock compensation	—	—	24,277	—	—	—	24,277
Payment received on notes receivable from stockholders	—	—	—	5,002	—	—	5,002
Unrealized gains on investments	—	—	—	—	3,467	—	3,467	$3,467
Cumulative translation adjustment	—	—	—	—	(12,152)	—	(12,152)	(12,152)
Net loss	—	—	—	—	—	(1,007,545)	(1,007,545)	(1,007,545)

Comprehensive loss								$(1,016,230)

Balance at December 31, 2000	153,731	5,255,261	(66,114)	(1,422)	(8,685)	(1,029,893)	4,149,147
Issuance of Common Stock for acquisitions	3,500	55,273	(668)	—	—	—	54,605
Issuance of Common Stock under stock plans	5,073	12,738	—	—	—	—	12,738
Issuance of Common Stock for warrants	31	254	—	—	—	—	254
Repurchase of Common Stock	(4,352)	(2,148)	—	—	—	—	(2,148)
Deferred stock compensation	—	2,915	1,227	—	—	—	4,142
Amortization of deferred stock compensation	—	—	52,090	—	—	—	52,090
Payment received on notes receivable from stockholders	—	—	—	1,272	—	—	1,272
Unrealized losses on investments	—	—	—	—	(2,103)	—	(2,103)	$(2,103)
Cumulative translation adjustment	—	—	—	—	(14,486)	—	(14,486)	(14,486)
Net loss	—	—	—	—	—	(4,117,974)	(4,117,974)	(4,117,974)

Comprehensive loss								$(4,134,563)

Balance at December 31, 2001	157,983	5,324,293	(13,465)	(150)	(25,274)	(5,147,867)	137,537
Issuance of Common Stock under stock plans	2,965	3,716	—	—	—	—	3,716
Issuance of Common Stock for warrants	191	—	—	—	—	—	—
Issuance of Common Stock to Nokia	17,723	38,722	—	—	—	—	38,722
Issuance of Common Stock for Convertible Notes	3,599	12,695	—	—	—	—	12,695
Repurchase of Common Stock	(475)	(236)	—	—	—	—	(236)
Deferred stock compensation	—	(3,027)	3,043	—	—	—	16
Amortization of deferred stock compensation	—	—	8,577	—	—	—	8,577
Payment received on notes receivable from stockholders	—	—	—	103	—	—	103
Unrealized losses on investments	—	—	—	—	(404)	—	(404)	$(404)
Cumulative translation adjustment	—	—	—	—	(339)	—	(339)	(339)
Net loss	—	—	—	—	—	(186,924)	(186,924)	(186,924)

Comprehensive loss								$(187,667)

Balance at December 31, 2002	181,986	$5,376,163	$(1,845)	$(47)	$(26,017)	$(5,334,791)	$13,463

The accompanying notes are an integral part of these consolidated statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(186,924)	$(4,117,974)	$(1,007,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	46,783	38,921	14,156
Amortization of goodwill and other intangible assets	11,975	1,000,308	949,706
Non-cash charges (credits) related to convertible notes	1,015	(10,359)	—
Impairment of goodwill	—	2,689,857	—
Impairment of minority investments	—	11,379	—
Stock-based compensation	8,269	54,891	24,277
In-process research and development	—	—	40,400
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	27,178	61,453	(80,948)
Inventories	48,777	(50,747)	(12,532)
Other assets	16,528	(2,878)	(28,804)
Accounts payable	(24,848)	(18,132)	49,473
Accrued liabilities	(37,425)	96,144	25,818
Deferred revenue	(1,355)	(1,541)	996
Other long-term liabilities	(18,460)	50,638	3,176

Net cash used in operating activities	(108,487)	(198,040)	(21,827)

Cash flows from investing activities:
Purchase of property and equipment	(13,531)	(60,829)	(66,967)
Purchase of short-term investments	(13,721)	(486,713)	(624,581)
Sales of short-term investments	15,240	816,863	268,688
Other investments	—	—	(16,395)
Acquisitions, net of cash acquired	—	1,603	(17,241)
Change in restricted cash	19,972	(43,000)	(5,250)

Net cash provided by (used in) investing activities	7,960	227,924	(461,746)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	—	486,443
Repurchase of convertible notes, net	—	(12,141)	—
Proceeds from issuance of Common Stock, net	37,774	10,750	37,731
Principal payments on capital lease obligations and borrowings	(1,716)	(7,454)	(28,254)
Proceeds from bank borrowings, net	—	12,000	—
Proceeds from interest rate swaps, net	21,719	—	—
Proceeds from stockholder notes receivable	103	1,366	5,002

Net cash provided by financing activities	57,880	4,521	500,922

Net increase (decrease) in cash and cash equivalents	(42,647)	34,405	17,349
Cash and cash equivalents at beginning of period	65,642	31,237	13,888

Cash and cash equivalents at end of period	$22,995	$65,642	$31,237

Supplemental cash flow information:
Cash paid for interest	$24,110	$26,043	$13,580

Supplemental non-cash investing and financing activity:
Conversion of Convertible Notes to Common Stock	$10,000	$—	$—

Issuance of Common Stock in acquisitions	$—	$55,273	$5,102,018

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies:

The Company and Liquidity

Redback Networks Inc. (“Redback” or the “Company”) was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment that enables carriers and service providers to rapidly deploy high-speed access and services to the Internet and corporate networks. Redback’s product lines, which consist of the SMS™ family of subscriber management systems and the SmartEdge™ product families, combine networking hardware and software. These product families are designed to enable Redback’s customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

The Company’s 2001 Fiscal Year ended on the last Saturday of December (December 29, 2001). However, the date is reflected as December 31, 2001 in the Consolidated Financial Statements for ease of reference.

To date, the Company has funded its operations largely through the issuance of debt and equity securities. However, the Company has incurred substantial losses and negative cash flows from operations since inception and has an accumulated deficit of $5.3 billion at December 31, 2002. For the year ended December 31, 2002, the Company incurred a loss from operations of $166.9 million and negative cash flows from operations of $108.5 million. Management expects operating losses and negative cash flows to continue for at least the next 6 to 12 months. Management believes that its current cash, cash equivalent, and short-term investment balances are adequate to last for the next 12 months. However, failure to generate sufficient revenue, potentially raise additional capital, restructure debt or lease agreements, or reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended longer term business objectives.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

Product sales are recognized as revenue, generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. For transactions which require the Company to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue for installation or other services is recognized upon completion of the service. Maintenance contract revenue is recognized ratably over the period of the contract, which is typically one year. A reserve for sales returns is established based on historical trends in product returns. Sales to resellers are generally recognized upon shipment.

Warranty reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty in the fiscal years ended December 31, 2002, 2001, and 2000 are as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Beginning balance	$1,787	$3,188	$928
Charges to costs and expenses	2,267	2,423	3,673
Warranty expenditures	(1,750)	(3,824)	(1,413)

Ending balance	$2,304	$1,787	$3,188

Derivative financial instruments

During 2001 and 2002, the Company purchased foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. The forward contracts are recorded at fair value with changes in fair value recorded in the statements of operations based upon changes in forward rates. Market value gains and losses on these hedge contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. At December 31, 2002, the Company held net foreign currency forward contracts to sell Canadian dollars, with an aggregate notional value of approximately $704,000. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

In addition, see discussion regarding the Company’s terminated interest rate swaps in Note 8.

Cash equivalents and investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments in debt securities, including those maturing in greater than 12 months, are classified as short-term investments given the Company’s active portfolio management strategies. Cash equivalents at December 31, 2002 and 2001 include money-market funds and commercial paper totaling $23.0 million and $60.4 million, respectively.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Currently, the Company classifies all of its marketable investments as “available-for-sale”. Accordingly, the investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income. The fair value of the Company’s investments is based on quoted market prices.

The Company’s short-term investments comprise money market securities, U.S. government and agency obligations, corporate bonds, asset backed obligations, collateralized mortgage obligations, and auction rate securities. The specific identification method is used to determine the cost of securities disposed.

The Company also has certain other investments in non-publicly traded companies. These investments are included in other assets and are carried at cost, as the Company does not have the ability to exercise significant influence over the entities’ operations. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During 2002 and 2001, the Company recorded impairment charges of $1.3 million and $11.4 million, respectively, for certain of its minority investments due to a sustained and significant decline in the market values of such companies. The investments have a carrying value of $336,000 at December 31, 2002.

Restricted cash and investments

As of December 31, 2002 and 2001, restricted cash and investments of $26.5 million and $44.0 million, respectively, includes balances legally restricted as to withdrawal. As of December 31, 2002, the balance comprises $12.6 million collaterizing outstanding borrowings on the Company’s line of credit, a $10 million letter of credit issued to a contract manufacturer, and a $3.9 million letter of credit related to a facility lease. As of December 31, 2001, the balance comprises $15 million collateralizing outstanding borrowings on the Company’s line of credit, a $28 million letter of credit related to the settlement of a lawsuit with a contract manufacturer, and a $1.0 million letter of credit related to a facility lease. As of December 31, 2002 and 2001, the Company also has approximately $1.7 million and $4.3 million, respectively, in long-term restricted cash classified within other assets related to facility leases. The Company is required to increase its letter of credit to a contract manufacturer to approximately $16.0 million in January 2003 and extend the letter of credit to December 2003.

Concentration of risk, foreign operations and significant customers

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, restricted cash and investments and accounts receivable. The Company places its investments with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located globally. Sales to foreign customers for the years ended December 31, 2002, 2001 and 2000 were denominated in U.S. dollars and accounted for 50%, 37% and 29%, respectively, of total net revenue. Product sales to customers in Japan represented 10% of the Company’s total net revenue in 2002. Sales to customers in France exceeded 10% of total revenue in 2001. Sales to customers in any one foreign country did not exceed 10% of total revenue in 2000. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the aging of accounts receivable and its assessment of the collectibility of its aged receivables. During the year ended December 31, 2002, four customers accounted for 13%, 10%, 10% and 10% of the Company’s revenue. During

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year ended December 31, 2001, two customers accounted for 18% and 15% of the Company’s revenue. During the year ended December 31, 2000, two customers accounted for 15% and 10% of the Company’s revenue. At December 31, 2002, four customers accounted for 10%, 11%, 13%, and 15% of total gross receivables. At December 31, 2001, two customers accounted for 25% and 16% of total gross receivables.

The Company currently uses one third-party manufacturer to assemble its products, and certain key components are obtained from single or limited sources of supply.

Fair value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities. The fair value of the Company’s 5% convertible subordinated notes (“Convertible Notes”) approximates $125 million and $253 million based on quoted market prices as of December 31, 2002 and 2001, respectively. Other borrowings approximate their fair values given their market rates of interest and maturity schedules. The Company does not hold or issue financial instruments for trading purposes.

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market, under the first-in, first-out method.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or the lease terms.

Internal use software

The Company capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. Capitalized costs are amortized over three years.

Goodwill and Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS 142, goodwill must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 142 also requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite. In accordance with SFAS 142, the Company ceased amortizing goodwill with a net carrying value of $431.7 million as of January 1, 2002, including $12.6 million of acquired workforce intangibles previously classified as purchased intangible assets. (See Note 6.)

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to four years.

Long-lived assets

The Company currently evaluates its long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company also performs goodwill impairment

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tests on an annual basis and between annual tests in certain circumstances. The Company also reviews its other long-lived assets, including property and equipment and other identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. If there is a significant decrease in the Company’s business in the future, the Company may be required to record impairment charges in the future.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of APB No. 25 and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (“FIN”) No. 28 over the vesting period of each individual award. For the years ended December 31, 2002, 2001 and 2000, had compensation cost been determined based on the fair value method pursuant to SFAS 123, the Company’s net loss would have been as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss:
As reported	$(186,924)	$(4,117,974)	$(1,007,545)
Pro forma	$(243,133)	$(4,353,370)	$(1,232,495)
Net loss per share—basic and diluted:
As reported	$(1.13)	$(28.78)	$(8.68)
Pro forma	$(1.47)	$(30.43)	$(10.62)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Employee Stock Option Plans Year Ended December 31,
	2002	2001	2000
Expected life (years)	3	3	3
Risk free interest rate	3%	4%	7%
Expected volatility	148%	65%	65%
Dividend yield	—	—	—

	Employee Stock Purchase Plans Year Ended December 31,
	2002	2001	2000
Expected life (years)	2	2	2
Risk free interest rate	3%	4%	7%
Expected volatility	148%	65%	65%
Dividend yield	—	—	—

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

Research and development

Research and development costs are charged to operations as incurred. Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life or on the ratio of current revenue to total projected product revenue, if greater. The Company defines technological feasibility as the establishment of a working model, which typically occurs upon completion of the “beta” version. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

Comprehensive income (loss)

Comprehensive income (loss) includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on investments and the cumulative translation adjustment. At December 31, 2002 and 2001, cumulative translation adjustment was $(27.0) million and $(26.6) million, respectively, and net unrealized gains on investments was $936,000 and $1.4 million, respectively.

Net loss per share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Numerator:
Net loss	$(186,924)	$(4,117,974)	$(1,007,545)

Denominator:
Weighted average common shares outstanding	170,225	155,111	138,141
Weighted average unvested common shares subject to repurchase	(4,371)	(12,043)	(22,122)

Denominator for basic and diluted calculations	165,854	143,068	116,019

Loss per basic and diluted share	$(1.13)	$(28.78)	$(8.68)

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 31.8 million, 28.2 million and 22.8 million shares of common stock at average exercise prices of $1.40, $3.79 and $29.86 per share, convertible promissory notes convertible into 2.5 million, 2.5 million and 2.6 million shares of common stock and warrants to purchase 136,140, 136,140 and 324,667 shares of common stock at average exercise prices of $4.34, $4.34 and $1.41 per share for the years ended December 31, 2002, 2001 and 2000, respectively, have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Additionally, warrants to Nokia to purchase approximately 14.2 million shares of common stock for the year ended December 31, 2002 have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period, with the resulting translation adjustments recorded in accumulated other comprehensive income (loss) within stockholders’ equity. For the years ended December 31, 2002, 2001 and 2000, the Company recorded net foreign currency transaction gains (losses) of $47,000, $(721,000), and $(228,000), respectively, in other income (expense).

New accounting pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS 145 rescinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt. The adoption of SFAS 145 in the second quarter of 2002 did not have a significant impact on the Company’s financial position or results of operations. However, as a result of SFAS 145, the extraordinary gain recorded on the extinguishment of debt in the fourth quarter of 2001 was reclassified and reported as other income in the comparative 2002 financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined whether SFAS 146 will have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company is currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on its consolidated financial statements.

In November 2002, the EITF finalized Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company has not yet determined the effect the adoption of EITF 00-21 will have on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123. SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123. Since the Company intends to continue to apply the intrinsic value method of accounting for stock-based compensation, the adoption of SFAS 148 will not have an effect on its financial condition or results of operations. However, the Company will provide the additional disclosures required by SFAS 148 in 2003.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined the effect, if any, the adoption of FIN 46 will have on its financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Note 2—Restructuring Charges

Consolidation of facilities.    During 2001, the Company recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on all facilities included in the Company’s estimates is $42.3 million. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates. The Company continues to evaluate and review its restructuring accrual for any indications in the market that could require Redback to change its assumptions for the restructuring accruals already recorded.

In June 2002, the Company surrendered 147,000 square feet of excess office space in Canada. The transaction did not significantly change the Company’s previous estimates for its restructuring accrual, as the effect was substantially offset by additional accruals caused by the continued depressed real estate market.

Workforce reductions.    In October 2002, the Company reduced its workforce by 114 people, and recorded a charge of $2.0 million for these termination benefits during the three months ended December 31, 2002. In May and June 2002, the Company reduced its workforce by 76 people, and recorded a charge of $1.6 million for these termination benefits during the three months ended June 30, 2002.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
2001 Accruals	$7,922	$96,629	$104,551
Non-cash Charges	—	—	—
Cash Payments	(7,274)	(4,091)	(11,365)

Restructuring Accrual at December 31, 2001	648	92,538	93,186
2002 Accruals	3,621	—	3,621
Non-cash Charges	—	(4,525)	(4,525)
Cash Payments	(4,209)	(17,461)	(21,670)

Restructuring Accrual at December 31, 2002	$60	$70,552	$70,612

The current and long-term portions of the restructuring related reserves are $16.3 million and $54.3 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Note 3—Acquisitions:

On March 8, 2000, the Company and Siara Systems, Inc. (“Siara”) completed their merger. In connection with the merger, the Company issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock. On September 28, 2000, the Company closed the acquisition of Abatis Systems Corporation (“Abatis”). In connection with the acquisition of Abatis, the Company issued 1,632,978 shares of its common stock, a subsidiary of the Company issued 2,440,526 exchangeable shares, which holders may exchange for shares of its common stock on a one-for-one basis at any time, and the Company issued options to purchase 1,162,188 shares of its common stock. The Company has included the exchangeable shares in the number of common shares issued and outstanding. In September 2001, the Company completed its acquisition of Merlin Systems Corporation (“Merlin”). In connection with the merger, the Company issued approximately 3.5 million shares of its common stock.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts allocated to intangible assets are being amortized over lives ranging from two to four years. In addition, the Company recorded a $15.3 million charge for in-process research and development related to the merger with Siara during the first quarter of 2000. The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the merger date, assessing the stage and expected date of completion of the research and development effort at the merger date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

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

The estimated net present value of cash flows was based on incremental future cash flows from revenue expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted at a rate of 26% to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the merger date.

Abatis

The Company accounted for the acquisition of Abatis Systems Corporation under the purchase method of accounting. The consolidated financial statements include the results of operations of Abatis commencing on September 29, 2000.

The purchase price, including the value of options issued in connection with the acquisition and professional fees directly related to the acquisition, was approximately $655.9 million. The allocation of the purchase price to assets acquired and liabilities assumed is presented in the table that follows (in thousands):

Tangible assets acquired	$5,421
Identifiable intangibles acquired:
In-process research and development	25,100
Existing technology	12,042
In-place workforce	3,200
Goodwill	566,893
Deferred stock compensation	63,251
Liabilities assumed	(19,987)

Total purchase price	$655,920

Amounts allocated to intangible assets are being amortized over lives ranging from three to four years. In addition, the Company recorded a $25.1 million charge for in-process research and development related to the

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition of Abatis during the third quarter of 2000. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed.

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

The estimated net present value of cash flows was based on incremental future cash flows from revenue expected to be generated by the technologies in the process of development, taking into account the characteristics and applications of the technologies, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes but excluded the expected completion costs of the in-process projects, and were discounted at a rate of 35% to arrive at a net present value. The discount rate included a factor that took into account the uncertainty surrounding the successful deployment of in-process technology projects. This net present value was allocated to in-process research and development based on the percentage of completion at the merger date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma net revenue, net loss and net loss per share data for the year ended December 31, 2000 is based on the respective historical financial statements of the Company, Siara and Abatis. The pro forma data reflects the consolidated results of operations as if the merger with Siara and the acquisition of Abatis occurred at the beginning of the period indicated and includes the amortization of the resulting goodwill and other intangible assets. The pro forma data excludes deferred stock compensation amortization recorded in Siara’s historical financial statements, as the value of the related options was included in the purchase price, as well as the charges for in-process research and development. The pro forma financial data presented are not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the periods specified, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

Year ended December 31, 2000
(in thousands, except per share data)
Net revenue	$278,474
Net loss	$(1,332,907)
Basic and diluted net loss per share	$(10.39)
Shares used in basic and diluted net loss per share calculation	128,305

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merlin Systems

In September 2001, the Company completed the acquisition of Merlin, for an aggregate purchase price of approximately $55.8 million, comprising approximately 3.5 million shares of its common stock and the assumption of options and warrants in exchange for all of the outstanding shares of Merlin’s common stock, as well as costs directly related to the acquisition. The allocation of the purchase price was as follows: $3.9 million for tangible assets acquired, $400,000 for non compete agreements which are being amortized over an estimated useful life of two years, goodwill of $59.3 million which is not being amortized pursuant to the provisions of SFAS 142, $668,000 for deferred stock compensation and $8.4 million for liabilities assumed. Merlin was developing a product to expand the Company’s SmartEdge product line.

The acquisition was accounted for as a purchase and the results of Merlin’s operations have been combined with those of the Company since the date of acquisition. Pro forma financial results are not presented as Merlin’s results of operations were not material to the Company’s results of operations.

Note 4—Balance Sheet Components:

Short-term investments at December 31, 2002 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Asset backed obligations	$15,052	$303	$(12)	$15,343
Corporate bonds	28,857	503	(51)	29,309
U.S. government & agency obligations	9,097	186	—	9,283
Collateralized mortgage obligations and auction rate securities	12,564	8	(1)	12,571

Total	$65,570	$1,000	$(64)	$66,506

The contractual maturities of available for sale debt securities held on December 31, 2002 are as follows (in thousands):

Total
Due December 31, 2003 or earlier	$49,593
Due from January 1, 2004 to December 31, 2004	15,441
Due from January 1, 2005 and thereafter	1,472

Total	$66,506

Realized gains on investments in 2002, 2001, and 2000 are not material.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other significant balance sheet components (in thousands):

	December 31,
	2002	2001
Inventories
Raw materials and work in process	$3,775	$22,257
Finished assemblies	6,368	45,697

	$10,143	$67,954

Property and equipment, net
Machinery and computer equipment	$84,879	$77,929
Software	23,910	28,918
Leasehold improvements	16,524	21,651
Spares	11,742	11,519
Furniture and fixtures	7,090	8,943

	144,145	148,960
Less: Accumulated depreciation and amortization	(82,670)	(55,504)

	$61,475	$93,456

Other assets
Deferred financing costs	$8,741	$10,744
Long-term restricted cash	1,733	4,250
Deposits and other	11,346	9,990

	$21,820	$24,984

Accrued liabilities
Accrued compensation	$5,402	$10,729
Accrued interest payable	5,970	5,969
Accrued restructuring, current	16,257	12,585
Accrued inventory related commitments	8,622	44,922
Other	28,156	27,627

	$64,407	$101,832

Other long-term liabilities
Accrued restructuring, long-term	$54,355	$80,601
Other	2,276	4,155

	$56,631	$84,756

Property and equipment includes $2.1 million and $2.2 million of computer equipment, internal-use software and furniture and fixtures under capital leases at December 31, 2002 and 2001, respectively. Accumulated amortization of assets under capital leases totaled $1.1 million and $270,000 at December 31, 2002 and 2001, respectively.

During 2002, the Company determined that based on the current business outlook and the downsizing effort that was undertaken, primarily related to the intelligent transport market, the useful lives of certain of its assets should be adjusted and additional inventory reserves should be recorded. The Company recorded approximately $6.4 million of additional depreciation expense for fixed assets that were abandoned, approximately $2.4 million for the write-off of other assets, and approximately $22.0 million of additional inventory reserves. During the

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three months ended September 30, 2002, the Company recorded additional inventory reserves of approximately $14.4 million due to further deterioration in its demand outlook.

Note 5—Related Party Transactions:

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV (“Nokia”) for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon a five-day average Nasdaq closing price, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the year ended December 31, 2002, revenue was reduced by approximately $1.1 million for such non-cash amortization. As a result of the Purchase Agreement, Nokia has elected one member to the Company’s Board of Directors.

Revenue and accounts receivable from Nokia are reflected as “related party” in the year ended December 31, 2002, the year in which Nokia became a related party. Revenue from Nokia was approximately $12.2 million and $6.5 million during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, accounts receivable from Nokia was approximately $1.8 million and $641,000, respectively.

The Company also issued to Nokia a Common Stock Purchase Warrant (the “Warrant”) allowing Nokia the right to purchase an additional number of shares of Common Stock up to an aggregate of approximately 31.9 million shares of common stock. The Warrant’s exercise price will be the closing price of the Company’s common stock on the date of exercise. The Warrant may be exercisable during three different periods as follows depending on the level of purchases made by Nokia: (1) during the ten business days beginning two business days after the public announcement by the Company of its earnings for the year ended December 31, 2002, (2) during the ten business days beginning on May 21, 2003, which is the twelve month anniversary of the Closing Date, and (3) during the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date. Because Nokia did not satisfy its purchase obligations under the Warrant, the first opportunity for Nokia to exercise this warrant will be May 21, 2003.

In 2000, the Company sold an aggregate of approximately $8.0 million of goods and services to Broadband Office, Inc (“Broadband”). One of the Company’s directors was a partner in an entity that owns more than 10% of Broadband’s outstanding stock. Broadband is not considered a related party in 2002, as the above-mentioned individual no longer serves as a Company director.

In 2001 and 2000, the Company sold an aggregate of approximately $41.0 million and $41.5 million, respectively, of goods and services to Qwest Communications, Inc. (“Qwest”) and purchased an aggregate of approximately $10.5 million and $3.0 million, respectively, of goods and services from Qwest. A director of the Company was also a director of Qwest. Qwest is not considered a related party in 2002, as the above-mentioned individual no longer serves as a Company director.

Note 6—Goodwill and Purchased Intangible Assets:

Upon adoption of SFAS 142 on January 1, 2002, the Company performed a transitional impairment analysis on goodwill and no impairment charge was required. In addition, the Company performed an annual impairment test, and no impairment charge was required. The Company expects to perform its annual impairment test in the

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

second quarter of every year. If there is a significant decrease in the Company’s business in the future, the Company may be required to record impairment charges in future periods.

The following is a summary of intangible assets:

	December 31,
	2002	2001
	(in thousands)
Other intangibles, net
Workforce	$—	$30,271
Existing technology	24,091	23,871
Non-compete agreements	10,400	10,400

	34,491	64,542
Less: Accumulated amortization	(30,133)	(35,709)

	$4,358	$28,833

In the years ended December 31, 2002, 2001, and 2000, amortization expense of intangible assets was $12.0 million, $21.9 million and $16.0 million, respectively. During the three months ended June 30, 2002, the Company determined that based on the current business outlook and the Company’s planned use of the acquired technologies, the useful lives of certain acquired existing technology intangible assets should be reduced. As a result, amortization of intangibles assets increased by $2.6 million in 2002.

The Company expects amortization expense on intangible assets to be $3.8 million in fiscal 2003 and $450,000 in fiscal 2004, at which time intangible assets will be fully amortized, assuming no future impairments of these intangible assets or additions as the result of acquisitions.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2001 and 2000 (in thousands, except per-share amounts):

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Net loss-as reported	$(186,924)	$(4,117,974)	$(1,007,545)
Adjustments:
Amortization of goodwill	—	978,410	933,687
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	10,195	7,725

Net adjustments	—	988,605	941,412

Net loss—adjusted	(186,924)	(3,129,369)	(66,133)

Basic and diluted net loss per share—as reported	$(1.13)	$(28.78)	$(8.68)

Basic and diluted net loss per share—adjusted	$(1.13)	$(21.87)	$(0.57)

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes:

The Company recorded no income tax provision or benefit in 2002, 2001 and 2000, as the Company has reported net losses since inception and has provided a full valuation allowance on its net deferred tax assets. The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before taxes as follows:

	Years Ended December 31,
	2002	2001	2000
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(2.5)	(5.8)	(0.9)
Research and investment tax credits	(1.7)	(0.1)	(0.8)
Non-deductible acquisition related charges	—	35.8	30.5
Increase in valuation allowance	37.9	4.2	3.4
Other	0.9	0.9	2.8

Provision for income taxes	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$361,269	$263,862
Tax credit carryforwards	32,234	23,926
Reserves and accruals	87,130	129,518

	480,632	417,306
Valuation allowance	(478,856)	(408,048)

	1,776	9,258

Deferred tax liabilities:
Intangible assets	(1,776)	(9,258)

	(1,776)	(9,258)

Net deferred tax assets	$—	$—

At December 31, 2002, the Company’s net operating loss carryforwards for federal and state income tax purposes were approximately $906.5 million and $623.3 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the state net operating loss carryforwards will begin to expire in 2004. At December 31, 2002, the Company’s federal, state and foreign tax credit carryforwards for income tax purposes were approximately $11.1 million, $16.6 million and $4.5 million, respectively. If not utilized, these tax credit carryforwards will begin to expire in 2011.

The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included within the deferred tax asset for net operating losses of $361.3 million is approximately $202.9 million in tax effected deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of the loss from the exercise of employee stock options will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets such that a full valuation allowance has been recorded.

Note 8—Convertible Notes and Other Borrowings:

The Company had a $12 million line of credit under an agreement with a bank that expired in December 2002. The line of credit was collateralized by restricted cash of 125% of the outstanding borrowings. Borrowings under this line of credit bore interest at an annual rate of 0.5% below the prime rate.

In the fourth quarter of 2002, the Company entered into a $15 million line of credit with a bank that expires in December 2003. The line of credit is collateralized by restricted cash of approximately 105% of the outstanding borrowings ($12.6 million at December 31, 2002). Borrowings under this line of credit bear interest at an annual rate of the bank’s prime rate (4.25% minimum). The Company had $12.0 million outstanding under this line of credit at December 31, 2002, which was repaid in January 2003. Under the terms of the agreement, there are no restrictive financial covenants.

During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (“Convertible Notes”) due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes are subordinated to all existing and future senior debt and effectively to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. On or after the third business day after April 1, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price set forth in the indenture governing the Convertible Notes plus accrued interest. However, the notes will not be redeemed on or after the third business day after April 1, 2003 and before 2005, unless the closing price for the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. Upon a change of control of the Company, the repayment of the Convertible Notes will be accelerated and the Convertible Notes will be due immediately. In October 2001, the Company repurchased approximately $22.5 million of the Convertible Notes and recognized a gain of approximately $10.4 million, which is included in other income.

In September 2002, the EITF reached a consensus on Issue 02-15, which addressed the accounting for convertible debt for equity exchanges. The EITF concluded that these types of transactions should be accounted for as induced conversions in accordance with SFAS 84. SFAS No. 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. The accounting is to be applied prospectively for convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF’s consensus. The Company applied the provisions of SFAS 84 to its convertible debt for the equity exchange transaction completed during the fourth quarter of 2002. In December 2002, the Company purchased $10.0 million aggregate principal of its Convertible Notes. The Company issued approximately 3.6 million shares of its common stock valued at approximately $2.7 million. The value of securities issuable pursuant to the original conversion privileges was approximately $40,000. As a result, the Company recorded induced conversion expenses of approximately $2.7 million dollars in connection with this transaction, which is included in other expense.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The notional amount of the Swaps was $477.5 million, representing 100% of the outstanding Convertible Notes, the hedged item. The Company received fixed payments equal to 5% of the notional amount, payable on April 1st and October 1st starting on October 1, 2002. In exchange, the Company paid floating rate payments equal to the 3-month London InterBank Offered Rate (“LIBOR”) plus 40% multiplied by the notional amount of the Swaps.

To test the effectiveness of the hedges, the Company compared the entire change in the fair value of Swaps to changes in the fair value of the Convertible Notes due to changes in LIBOR (using the dollar offset method). LIBOR rates were provided by the investment banks. The fair value of the Swaps and the Convertible Notes were calculated as the present value of the contractual cash flows to the expected maturity date. In support of its obligation under the Swaps, the Company was required to provide collateral in the amount of 2.0% of the sum of the notional amount and the fair value of the Swaps.

On August 13, 2002, the Company terminated the Swaps realizing cash proceeds of approximately $20.3 million including accrued interest receivable. The gain of approximately $17.4 million was recorded as an adjustment to the carrying value of the notes, and will be amortized with periodic credits to interest expense over the remaining term of the Convertible Notes. The Company also entered into a new interest rate swap agreement (the “new Swap”) with a notional amount of $477.5 million, representing 100% of the outstanding Convertible Notes, the hedged item. The new Swap, which was entered into with one of the two original parties, has identical terms to the previous Swap with that party, except as to the variable interest rate to be paid by the Company. Under the new Swap, the Company paid floating rate payments equal to the 3-month LIBOR plus 1.45% or 3.223% on August 13, 2002.

In October 2002, the Company terminated the new Swap realizing cash proceeds of approximately $5.1 million, including accrued interest receivable. The resulting gain of $4.4 million was recorded as an adjustment to the carrying value of the notes, and will be amortized with periodic credits to interest expense over the remaining term of the Convertible Notes. Upon termination of the Swap in October 2002, the collateral was returned to the Company and will no longer be considered restricted cash in other long-term assets. The Company did not choose to re-enter into a new swap agreement given the current volatility in interest rates.

Other

At December 31, 2002, the Company has other current borrowings and capital leases of $1.7 million. These borrowings have interest rates ranging from 8.5% to 14.8% and require periodic principal and interest payments through 2003.

Note 9—Commitments and Contingencies:

Legal Matters

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain Redback products infringed five identified Nortel patents and requested that Redback enter into a royalty bearing license agreement. Redback filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 and

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amended that complaint in March 2002, seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that Redback does not infringe any valid claim of the those patents. Nortel has answered the amended complaint and has filed a counter claim alleging that Redback infringed the five identified Nortel patents. In June 2002, the parties agreed to drop one of the five patents from the lawsuit. Because of the uncertainties related to both the amount and potential range of loss on the pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. Were an unfavorable ruling to occur, there exists the possibility of a material impact on Redback’s business, results of operations, financial condition and cash flow.

In July 2001, plaintiffs filed a shareholder class action lawsuit against Redback and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against Redback and its current and former officers and directors, as well as certain underwriters involved in Redback’s initial public offering. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to the individual defendants in the Redback IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss Redback’s claims. Although the outcome of this lawsuit cannot be predicted with certainty, the Company believes they have meritorious defenses and intend to defend the action vigorously. The Company does not believe that it will have a material adverse effect on its financial condition. Were an unfavorable ruling to occur, there exists the possibility of a material impact on business, results of operations, financial condition and cash flow.

Inventory Commitments

In addition to amounts accrued in the consolidated financial statements, the Company has future commitments for inventory of approximately $12.9 million.

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2012 and 2004, respectively. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for 2002, 2001 and 2000 was $9.0 million, $16.5 million and $5.8 million, respectively.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Year Ended December 31,
2003	$945	$20,451
2004	288	19,939
2005	—	16,811
2006	—	15,829
2007	—	15,950
2008 and thereafter	—	49,691

Total minimum lease payments	$1,233	$138,671

Less: Amount representing interest	229

Present value of capital lease obligations	1,004
Less: Current portion	584

Non-current portion of capital lease obligations	$420

Note 10—Stockholders’ Equity:

Common Stock

At December 31, 2002 and 2001, there were approximately 2.7 million and 7.1 million shares of common stock outstanding, respectively, subject to repurchase at the original purchase or option exercise price in the event that the service of the purchaser or optionee terminates for any reason. The Company’s repurchase right generally lapses as the purchaser or optionee performs services over a four-year period. The right generally lapses with respect to one-quarter of the shares after 12 months of service and with respect to  1/48 of the shares each month thereafter. In certain cases, the right of repurchase lapses on an accelerated basis in the event of a change in control. The shares generally are not transferable and are held in escrow while they remain subject to the Company’s right of repurchase. The Company has repurchased approximately 475,000 and 4.4 million shares of its common stock during 2002 and 2001, respectively, from terminated employees under the terms of the original agreements.

The Company issued 70,000 options to purchase common stock to consultants in 2002, which vested over six months. The fair value of the options issued was determined to be $12,000 in 2002, based on the estimated fair value of the options issued using the Black-Scholes option pricing model, which has been recognized in stock-based compensation expense. No options were issued to consultants in 2001 or 2000.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares having a market value at that time of twice the Right’s exercise price. The Company may redeem the Rights at $.0001 per Right at any time. The dividend was distributed on July 15, 2001 to shareholders of record on June 27, 2001 and no amount was recorded in the consolidated financial statements for this dividend. The Rights will expire in ten years.

Warrants

In addition to the warrant held by Nokia, warrants to purchase approximately 136,000 shares of common stock with an average exercise price of $4.34 remain outstanding at December 31, 2002. Warrants to purchase a total of approximately 56,000 shares of common stock expire in December 2004. Warrants to purchase approximately 80,000 shares of common stock expire in July 2005.

Stock-Based Compensation Plans

As of December 31, 2002, the Company’s 2001 Employee Option Plan (“2001 Plan”), 1999 Stock Incentive Plan (“1999 Plan”), and the 1997 Stock Plan (“1997 Plan”) allowed for the issuance of up to approximately 82.9 million shares of Common Stock. In January 2003, 10.0 million additional shares became available for issuance through the automatic increase provision in the 1999 Plan. The 1999 Plan allows grants of incentive stock options, non-qualified stock options and restricted stock to employees, non-employee board members and consultants.

In January 2001, the Company adopted the 2001 Employee Option Plan (“2001 Plan”) and has reserved 4.5 million shares of common stock for issuance under this Plan. The 2001 Plan allows grants of non-qualified options to employees, other than officers. This plan is not subject to shareholder approval.

In August 2000, the Company adopted the Redback Employee Patent Awards Program (“Patent Plan”) as part of the 1999 Plan. During 2002, approximately 493,000 stock options were granted the Patent Plan. No other stock options have been granted under the Patent Plan.

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

As of December 31, 2002, the Company’s 1999 Directors’ Plan allowed for the issuance of up to approximately 2.3 million shares. In January 2003, 240,000 additional shares became available for issuance through this plan’s automatic annual increase provision.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents activity under all of the Company’s stock option plans (in thousands, except average exercise price):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price
Balance at December 31, 1999	15,900	$11.26
Options related to acquisitions	5,804	25.92
Options granted	13,592	105.22
Options exercised	(5,483)	5.74
Options cancelled	(1,694)	51.84

Balance at December 31, 2000	28,119	58.08
Options granted	48,546	11.18
Options exercised	(4,262)	15.32
Options cancelled	(38,898)	50.05

Balance at December 31, 2001	33,505	6.87
Options granted	9,863	2.09
Options exercised	(508)	1.44
Options cancelled	(6,623)	7.74

Balance at December 31, 2002	36,237	$5.51

There were 25.0 million, 17.5 million and 16.2 million shares available for grant at December 31, 2002, 2001 and 2000, respectively.

	Options Outstanding at December 31, 2002			Options Exercisable at December 31, 2002
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.08 - $ 1.50	7,954	8.9 years	$1.32	1,417	$0.85
$1.52 - $ 3.50	4,532	7.0 years	2.65	2,297	2.71
$3.56 - $ 3.60	8,138	3.8 years	3.60	3,756	3.60
$3.76 - $ 4.04	3,376	5.6 years	3.98	1,172	3.95
$4.08 - $ 163.63	12,237	7.5 years	10.99	6,602	14.89

	36,237	6.7 years	$5.51	15,244	$8.13

Other equity grants

In 2001, the Company issued options to purchase a total of 7.5 million shares of common stock to two executive officers at the exercise price of $4.17 per share, which was the fair market value on the date of grant, outside of the Company’s option plans. These options were outstanding as of December 31, 2002. These options vest as follows: 1.0 million over four years and 6.5 million over three years.

In 2001, the Company awarded 500,000 restricted shares to an executive officer of the Company. The 500,000 restricted shares were subject to a one year right of forfeiture. The right of forfeiture lapsed and the shares became unrestricted at the rate of  1/12 per month. At December 31, 2002, the restricted shares are fully vested.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock purchase plan

As of December 31, 2002, the Company’s 1999 Employee Stock Purchase Plan (“Purchase Plan”) allows for the issuance of approximately 9.1 million shares of the Company’s common stock. The Purchase Plan has an automatic renewal feature on May 1st of each year, whereby the shares authorized under the Purchase Plan shall be automatically increased by the number of shares necessary to cause the number of shares then available for purchase to be restored to 6.0 million. Eligible employees can have up to 15% of their earnings withheld, up to a maximum of 4,000 shares semi-annually, to be used to purchase shares of the Company’s common stock on every October 31 and April 30. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During 2002 and 2001, approximately 2.5 million and 811,000 shares were purchased at average per share prices of $1.22 and $6.84, respectively.

Key employee program

On January 22, 2001, Redback granted options to acquire approximately 5.1 million shares to employees at $40 per share under the 1999 and 2001 Plans. The Company provided certain of those employees with the choice of keeping the award or canceling the award, along with certain other awards, including all awards during the preceding six months, in return for a future grant to be made at least six months from date of cancellation. The employee elections were made prior to March 3, 2001. The replacement grant for a total of approximately 1.9 million shares was made on September 4, 2001. The exercise price for the options of $4.04 was the closing price for the Company’s Common Stock on September 4, 2001. To be eligible for the grant in September, an employee must have provided continuous service to the Company through September 4, 2001.

Salary for stock option program

On July 30, 2001, the Company announced a plan to reduce the salaries of its executives, and certain other employees who elect to participate by 10%-25% in exchange for stock options issued under terms pursuant to the program. The salary reduction was effective between August 16, 2001 and March 31, 2002. The number of options issued was determined by dividing the salary reduction amount by an amount equal to two thirds of the market price of the Company’s stock at the date of the grant. The exercise price of the options was one third of that market price. Employees leaving the company voluntarily before August 16, 2002 forfeited the options and did not receive reimbursement of the salary reduction. The Company recorded deferred stock compensation of approximate $873,000, representing the difference between the exercise price of the options and the fair market value of the Company’s stock on the date the options were granted. The deferred stock compensation was amortized to expense over the one-year vesting period.

Stock option replacement program

On August 8, 2001, the Board of Directors approved a voluntary stock option replacement program in which eligible employees were offered the opportunity to replace certain outstanding stock options to purchase shares of the Company’s common stock that were granted before August 1, 2001 and which had an exercise price of more than $6.50 per share with new non-qualified stock options to be granted under the Company’s 1999 Stock Incentive Plan, as amended. Members of the Board of Directors were not eligible to participate in the program. The Company commenced the offer on September 6, 2001 and the offer expired on October 12, 2001. The new options were granted on October 15, 2001. The number of shares subject to the new options granted to each eligible participating employee was determined according to the exercise price of the options tendered. The replacement ratios were as follows: (i) an old option to purchase stock with an exercise price of $40.00 per share or less was replaced with a new option for the same number of shares; (ii) an old option to purchase stock with an

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price between $40.01 per share and $80.00 per share was replaced with a new option equal to one (1) share for every five (5) shares covered by the old option; and (iii) an old option to purchase stock with an exercise price above $80.00 per share was replaced with a new option equal to one (1) share for every ten (10) shares covered by the old option. For executive officers who participated in the offer, the exercise price of the new options is $4.17 per share, and for non-executive officer employees who participated in the offer, the exercise price of the new options is $3.60 per share. In addition, the term of each new option is for a maximum of five years, and the vesting start date for each new option is August 8, 2001. The type of vesting schedule (i.e. 48 month, 12 month, etc.) of each new option is the same type as that of the old option it replaced.

Pursuant to the terms and conditions of the offer, a total of 737 eligible optionees participated in the program. The Company accepted for cancellation options to purchase approximately 21.1 million shares of Common Stock, and granted new options to purchase approximately 14.2 million shares of Common Stock. The program results in variable accounting treatment for all of the options subject to the offer, as well as for certain options granted in the six month periods prior to and following the exchange. The related stock compensation expense will fluctuate based on a number of factors including changes in quoted prices for the Company’s Common Stock and actual vesting, exercises, forfeitures and cancellations. To date, such stock-based compensation expense has not been significant.

Fair value disclosures

The weighted average fair value of options granted were as follows (see also Note 1):

	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Year Ended December 31, 2002
Exercise price equal to market value	$ 1.87	$ 1.35
Exercise price less than market value	$ 3.98	$ 3.43

Year Ended December 31, 2001
Exercise price greater than market value	$ 4.21	$ 1.88
Exercise price equal to market value	$ 11.65	$ 6.77
Exercise price less than market value	$ 0.73	$ 4.72

Year Ended December 31, 2000
Exercise price equal to market value	$106.67	$90.91
Exercise price less than market value	$ 36.45	$53.14

Deferred Stock Compensation

In the years ended December 31, 2002, 2001 and 2000, the Company recorded deferred stock compensation of $1.4 million, $3.8 million and $23.9 million, respectively, related to the issuance of stock options and restricted shares at prices below fair market value. In addition, the Company recorded deferred stock compensation of $668,000 in the acquisition of Merlin in 2001. The Company also eliminated unamortized deferred stock compensation related to terminated employees in the amount of $3.6 million and $5.0 million in 2002 and 2001, respectively. Deferred stock compensation is being amortized to expense over the vesting period.

Note 11—Employee Benefit Plan:

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions made by the Company are determined annually by the Board of Directors. The Company match was approximately $718,000 in 2001. There have been no matching contributions in any other periods presented.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Geographic Information:

Net revenue and net long-lived assets classified by major geographic areas in which the Company operates were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net revenue:
United States	$62,626	$142,255	$196,210
International	63,003	85,278	81,800

Total	$125,629	$227,533	$278,010

	December 31,
	2002	2001	2000
Net long-lived assets:
United States	$514,335	$551,273	$3,675,646
Canada	3,384	13,722	523,750
Other	1,676	1,342	121

Total	$519,395	$566,337	$4,199,517

Product sales to customers in Japan represented 10% of the Company’s total net revenue during the year ended December 31, 2002. France was the only single country outside of the United States that represented more than 10% of the Company’s total net revenue during the year ended December 31, 2001. No single country outside the United States represented more than 10% of the Company’s total net revenue during the year ended December 31, 2000. No single country outside of the United States represented more than 10% of the Company’s total net long-lived assets as of December 31, 2002. Other than Canada, no single country outside of the United States represented more than 10% of the Company’s total net long-lived assets as of December 31, 2001 and 2000.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT

(in thousands)

Allowance for Doubtful Accounts

For the Year Ended:	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Deductions	Balance at End of Period
December 31, 2000	$1,149	$2,198	$458	$2,889
December 31, 2001	2,889	5,676	2,723	5,842
December 31, 2002	5,842	354	2,934	3,262

SUPPLEMENTARY FINANCIAL DATA (Unaudited)

(in thousands, except per share amounts)

	For the three months ended
	March 31, 2001	June 30, 2001	September 30, 2001		December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net revenue	$90,937	$59,427	$37,001		$40,168	$40,572	$40,067	$17,407	$27,583
Gross profit (loss)	13,158	(47,179)	(32,836)		14,581	15,736	(8,274)	(12,806)	9,675
Net loss	(400,464)	(460,116)	(3,158,233	)(1)	(99,161)	(34,701)	(65,105)	(52,886)	(34,232)
Net loss per basic and diluted share	$(2.92)	$(3.26)	$(21.71)		$(0.67)	$(0.23)	$(0.40)	$(0.30)	$(0.20)

(1)	Includes a charge of $2,689,859 for the impairment of goodwill.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

The Company’s Proxy Statement for its Annual Meeting of Stockholders, to be held on May 7, 2003, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company’s executive officers who are not directors, which is included in Part I of this annual report.

PART IV

Item 14.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days before the filing date of this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding required disclosures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements.    The consolidated financial statements of the Registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2)  Schedule II Valuation and Qualifying Account.    The Schedule II Valuation and Qualifying Account is included on page 72 of this Annual Report on Form 10-K.

(a)(3)  Exhibits:

Exhibit Number	Description
2.1

Merger Agreement and Plan of Reorganization, dated November 28, 1999, by and among Redback Networks Inc., Siara Systems Inc. and the Stockholder Agent (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-4 filed on February 2, 2000 (File No. 333-95947), as amended).

2.2

Certificate of Merger by and between Redback Networks Inc. and Siara Systems, Inc. dated March 8, 2000 (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on March 20, 2000).

2.3

Arrangement Agreement, dated July 30, 2000, by and between Redback Networks Inc., 610381 B.C. Inc. and Abatis Systems Corporation (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2000).

Exhibit Number	Description
2.4

Exchange Trust Agreement, dated as of September 28, 2000, among Registrant, 610381 B.C. Inc. and Montreal Trust Company of Canada (which is incorporated herein by reference Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2000).

2.5

Support Agreement, dated as of September 28, 2000, among Registrant, 610381 B.C. Inc. and 610380 B.C. Inc. (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2000).

2.6

Escrow Agreement, dated as of September 28, 2000, among Registrant, 610381 B.C. Inc., Montreal Trust Company of Canada and Andrew Waitman acting as agent to the shareholders of Abatis Systems Corporation (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 13, 2000).

2.7

Common Stock and Warrant Purchase Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 31, 2002).

2.8

Common Stock Purchase Warrant, dated as of May 21, 2002, issued to Nokia Finance International BV by Redback Networks Inc. (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on May 31, 2002).

3.1

Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form S-1 filed on March 16, 1999 (File No. 333-74479), as amended).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on May 15, 2001).

4.1

Investors’ Rights Agreement dated as of July 2, 1998 (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-4 filed on February 2, 2000 (File No. 333-95947), as amended).

4.2

Form of Amendment No. 1 to Amended and Restated Investors’ Rights Agreement of the Registrant (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-4 filed on February 2, 2000 (File No. 333-95947), as amended).

4.3	Form of Note for Registrant’s 5% Convertible Subordinated Note, due April 1, 2007 (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 10-Q filed on May 15, 2000).

4.4

Indenture, dated as of March 29, 2000, between Registrant and Norwest Bank Minnesota, National Association, as trustee (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 10-Q filed on May 15, 2000).

4.5

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

4.7

Rights Agreement, dated as of June 12, 2001, between Redback Networks Inc., and US Stock Transfer Corporation, as Rights Agent (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2001).

Exhibit Number	Description
4.8

First Supplemental Indenture, dated as of May 8, 2001, between Redback Networks, Inc. and Wells Fargo Bank Minnesota, National Association, formerly known as Norwest Bank Minnesota, National Association, as trustee (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

4.9

Investor’s Rights Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2002).

10.1

Employment Agreement between Redback Networks Inc. and Kevin A. DeNuccio, dated August 17, 2001 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2001).

10.2

Redback Networks Inc. Non Plan Notice of Stock Option Grant to Kevin A. DeNuccio, dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.3

Redback Networks Inc. 1999 Stock Incentive Plan Notice of Restricted Stock Award to Kevin A. DeNuccio dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.4

Employment Agreement between Redback Networks Inc. and Georges Antoun, dated August 22, 2001 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.5

Redback Networks Inc. Non Plan Notice of Stock Option Grant to Georges Antoun, dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.6

Employment Agreement between Redback Networks Inc. and Joel Arnold, dated December 17, 2001 (which is incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.7

Employment Agreement between Redback Networks Inc. and Pankaj Patel (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 filed on February 2, 2000 (File No. 333-95947), as amended).

10.8

Letter re: Terms of Employment between Redback Networks Inc. and Dennis P. Wolf (which is incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.9

Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

10.10

Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Exhibit (a)(7) of the Registrant’s Tender Offer Statement on Schedule TO, filed on September 6, 2001 (File No. 005-57129), as amended).

10.11

Redback Networks Inc. 2001 Employee Stock Purchase Plan (which is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2001 (File No. 333-55076), as amended).

10.12

Redback Networks Inc. 1999 Directors’ Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 filed February 2, 2000 (File No. 333-95947), as amended).

10.13

Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-4 filed on February 2, 2000 (File No. 333-95947), as amended).

Exhibit Number	Description
10.14

Employee Patent Awards Program (which is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2001 (File No. 333-55076), as amended).

10.15

Form of Written Compensatory Agreement (which is incorporated herein by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed on February 6, 2001 (File No. 333-55076), as amended).

10.16	Siara Systems, Inc. 1998 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 99.6 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.17

Abatis Systems Corporation 1998 Key Employee Stock Option Plan, as amended (which is incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on October 13, 2000 (File No. 333-47972), as amended).

10.18

Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.19

First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of December 18, 2000 (which is incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.20

Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 2, 2000 (which is incorporated herein by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.21

First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000 (which is incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.22

Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 27, 1999 (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-4 filed on February 7, 2000 (File No. 333-95947), as amended).

10.23

First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000 (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.24

Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 27, 1999 (which is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-4 filed on February 7, 2000 (File No. 333-95947), as amended).

10.25

First Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 28, 1999 (which is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-4 filed on February 7, 2000 (File No. 333-95947), as amended).

10.26

Second Amendment to Lease by and between Corporate Technology Centre Associates LLC and Redback Networks Inc., dated as of October 13, 2000 (which is incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.27

Lease Agreement by and between Redback Networks Inc. and 2725312 Canada Inc., dated as of October 3, 2000 (which is incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed on April 2, 2001).

10.28

Partial Surrender of Lease and Lease Modification Agreement between Redback Networks Inc. and 2725312 Canada Inc. dated March 11, 2002 (which is incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

Exhibit Number		Description
10.29

Surrender Agreement for the 5th Floor of 2955 Virtual Way, Burnaby, BC by and between Redback Networks, Inc. and 2725312 CANADA, Inc. dated March 11, 2002 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on April 22, 2002).

10.30

Surrender of Lease and Lease Modification Agreement by and between 2725312 CANADA Inc. and the Company dated June 19, 2002 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002).

10.31

Manufacturing Services Letter Agreement between Redback Networks Inc. and Jabil Circuit, Inc dated September 14, 2000 (which is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.32

Credit Suisse First Boston Confirmation and Collateral Agreement dated May 22, 2002 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2002).

10.33	(1)	Loan and Security Agreement by and between Redback Networks Inc. and Silicon Valley Bank dated December 27, 2002.

12.1	(1)	Computation of the ratio of earnings to fixed charges.

21.1	(1)	List of Subsidiaries.

23.1	(1)	Consent of Independent Accountants.

25.1

Statement of Eligibility of Trustee (which is incorporated herein by reference to Exhibit 25.1 of the Registrant’s Registration Statement on Form S-3 filed on June 20, 2000 (File No. 333-39692), as amended).

99.1	(1)	Certification of Chief Executive Officer and Chief Financial Officer

(1)	As filed herewith.

(b)    Reports on Form 8-K

On October 17, 2002, the Company filed a Current Report on Form 8-K to report the announcement of its financial results for the third fiscal quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBACK NETWORKS INC. (REGISTRANT)

By: /S/ KEVIN A. DENUCCIO
Kevin A. DeNuccio
Director, Chief Executive Officer and President

March 31, 2003

Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ KEVIN A. DENUCCIO Kevin A. DeNuccio	Director, Chief Executive Officer and President	March 31, 2003

/S/ THOMAS L. CRONAN III Thomas L. Cronan III	Chief Financial Officer, Senior Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 31, 2003

/S/ GAURAV GARG Gaurav Garg	Director	March 31, 2003

/S/ PROMOD HAQUE Promod Haque	Director	March 31, 2003

/S/ WILLIAM KURTZ William Kurtz	Director	March 31, 2003

/S/ PIERRE R. LAMOND Pierre R. Lamond	Director, Chairman of the Board	March 31, 2003

/S/ DONALD LISTWIN Donald Listwin	Director	March 31, 2003

/S/ DANIEL J. WARMENHOVEN Daniel J. Warmenhoven	Director	March 31, 2003

/S/ ARI LEHTORANTA Ari Lehtoranta	Director	March 31, 2003

CERTIFICATIONS

I, Kevin A. DeNuccio, certify that:

1.    I have reviewed this annual report on Form 10-K of Redback Networks Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ KEVIN A. DENUCCIO
Kevin A. DeNuccio
Chief Executive Officer and President

I, Thomas L. Cronan III, certify that:

1.    I have reviewed this annual report on Form 10-K of Redback Networks Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ THOMAS L. CRONAN III
Thomas L. Cronan III
Chief Financial Officer, Senior Vice President of Finance and Administration