Form 10-Q
period 2003-03-31
REDBACK NETWORKS INC
filed 2003-05-15
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes  ☒  No  ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of May 7, 2003 was 182,839,905 shares, including 17,912 shares issuable in exchange for our subsidiary’s exchangeable shares.

REDBACK NETWORKS INC.

FORM 10-Q

March 31, 2003

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$32,231	$22,995
Short-term investments	39,356	66,506
Restricted cash and investments	29,350	26,545
Accounts receivable, less allowances of $3,223 and $3,262	8,204	5,992
Accounts receivable from related party	1,548	1,754
Inventories	10,532	10,143
Other current assets	5,581	7,414

Total current assets	126,802	141,349
Property and equipment, net	54,353	61,475
Goodwill	431,742	431,742
Intangible assets, net	2,661	4,358
Other assets	20,982	21,820

Total assets	$636,540	$660,744

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$13,919	$13,122
Accounts payable	10,698	16,797
Accrued liabilities	68,570	64,407
Deferred revenue	10,515	8,184

Total current liabilities	103,702	102,510
Convertible notes	487,010	488,140
Other long-term liabilities	57,028	56,631

Total liabilities	647,740	647,281

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value; 750,000 shares authorized; 181,798 and 181,986 shares issued and outstanding, respectively	5,376,072	5,376,163
Deferred stock-based compensation	(1,475)	(1,845)
Notes receivable from stockholders	(47)	(47)
Accumulated other comprehensive loss	(26,091)	(26,017)
Accumulated deficit	(5,359,659)	(5,334,791)

Total stockholders’ equity (deficit)	(11,200)	13,463

Total liabilities and stockholders’ equity (deficit)	$636,540	$660,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Product revenue	$22,920	$34,639
Related party product revenue	1,769	—
Service revenue	4,801	5,933

Total revenue	29,490	40,572

Product cost of revenue	14,204	20,174
Service cost of revenue	3,339	4,662

Total cost of revenue	17,543	24,836

Gross profit	11,947	15,736

Operating expenses:
Research and development(1)	18,551	22,247
Selling, general and administrative(1)	13,495	18,544
Amortization of intangible assets	83	984
Stock-based compensation	363	3,165

Total operating expenses	32,492	44,940

Loss from operations	(20,545)	(29,204)

Other expense, net:
Interest and other income, net	890	1,006
Interest expense	(5,213)	(6,503)

Other expense, net	(4,323)	(5,497)

Net loss	$(24,868)	$(34,701)

Net loss per share—basic and diluted	$(0.14)	$(0.23)

Shares used in computing basic and diluted net loss per share	179,695	152,284

(1) Amounts exclude stock-based compensation as follows:
Research and development	$209	$1,843
Selling, general and administrative	154	1,322

Total	$363	$3,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,868)	$(34,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,279	10,468
Amortization of intangible assets	1,716	2,514
Amortization of deferred swap gain	1,130	—
Stock-based compensation	363	3,165
Changes in assets and liabilities:
Accounts receivable, net	(2,006)	9,057
Inventories	(1,338)	14,483
Other assets	3,225	515
Accounts payable	(6,099)	(11,856)
Accrued liabilities	4,163	(11,145)
Deferred revenue	2,331	3,005
Other long-term liabilities	(1,654)	(2,664)

Net cash used in operating activities	(13,758)	(17,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,466)	(4,462)
Purchase of short-term investments	(6,480)	—
Sales of short-term investments	33,240	15,402
Change in restricted cash	(2,805)	—

Net cash provided by investing activities	22,489	10,940

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	62	664
Repurchases of Common Stock	(145)	(68)
Principal payments on capital lease obligations and borrowings	(412)	(524)
Proceeds from bank borrowings, net	1,000	—
Proceeds from stockholder notes receivable	—	53

Net cash provided by financing activities	505	125

Net increase (decrease) in cash and cash equivalents	9,236	(6,094)
Cash and cash equivalents at beginning of period	22,995	65,642

Cash and cash equivalents at end of period	$32,231	$59,548

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$16	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of the Company:

Redback Networks Inc. (“Redback” or the “Company”) is a leading provider of advanced telecommunications networking equipment that enables carriers and service providers to rapidly deploy high-speed access and services to the Internet and corporate networks. Redback’s product lines, which consist of the SMS™ family of subscriber management systems and the SmartEdge® product families, combine networking hardware and software. These product families are designed to enable Redback’s customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Note 2— Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results for the entire fiscal year. Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

To date, the Company has funded its operations largely through the issuance of debt and equity securities. However, the Company has incurred substantial losses and negative cash flows from operations since inception and has an accumulated deficit of $5.4 billion at March 31, 2003. For the three months ended March 31, 2003, the Company incurred a loss from operations of $20.5 million and negative cash flows from operations of $13.8 million. Management expects operating losses and negative cash flows to continue for at least the next 6 to 18 months. Management believes that its current cash, cash equivalent, and short-term investment balances are adequate to last for the next 12 months, notwithstanding the expected operating losses and negative cash flows. However, failure to generate sufficient revenue, potentially raise additional capital, restructure debt or lease agreements, or reduce operating expenses could have a material adverse effect on the Company’s ability to achieve its intended longer-term business objectives.

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

Warranty reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty in the three months ended March 31, 2003 and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(in thousands)
Beginning balance	$2,304	1,787
Charges to costs and expenses	373	400
Warranty expenditures	(399)	(400)

Ending balance	$2,278	1,787

Significant Customers

During the three months ended March 31, 2003, two customers accounted for 25% and 10% of the Company’s revenue. During the three months ended March 31, 2002, two customers accounted for 25% and 11% of the Company’s revenue. Customers include both end user customers and distributors. At March 31, 2003, four customers accounted for 10%, 11%, 12% and 13% of total gross receivables. At December 31, 2002, four customers accounted for 10%, 11%, 13% and 15% of total gross receivables.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of APB No. 25 and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS 123. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (“FIN”) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards. For the three months ended March 31, 2003 and 2002, had compensation cost been determined based on the fair value method pursuant to SFAS 123, the Company’s net loss would have been as follows:

	Three months ended March 31,
	2003	2002
	(in thousands, except per share amounts)
Net loss:
As reported	$(24,868)	$(34,701)
Add: Stock-based compensation expense included in reported net loss	363	3,165
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(8,683)	(19,714)

Pro forma	$(33,188)	$(51,250)

Net loss per share—basic and diluted:
As reported	$(0.14)	$(0.23)

Pro forma	$(0.18)	$(0.34)

Recent Accounting Pronouncements

In November 2002, the EITF finalized Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company has not yet determined the effect the adoption of EITF 00-21 will have on its financial condition or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position, cash flows or results of operations.

Note 3—Related Party Transactions:

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV (“Nokia”) for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon a five-day average Nasdaq closing price, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other assets, is being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three months ended March 31, 2003, revenue was reduced by approximately $369,000 for such non-cash amortization.

Revenue and accounts receivable from Nokia are reflected as related party in the three months ended March 31, 2003, since Nokia became a related party in May 2002. Revenue from Nokia was approximately $1.8 million and $1.6 million during the three months ended March 31, 2003 and 2002, respectively.

The Company also issued to Nokia a Common Stock Purchase Warrant (the “Warrant”) allowing Nokia the right to purchase an additional number of shares of Common Stock up to an aggregate of approximately 31.9 million shares of common stock. The Warrant’s exercise price will be the closing price of the Company’s common stock on the date of exercise. The Warrant may now become exercisable during two different periods as follows depending on the level of purchases made by Nokia: (1) during the ten business days beginning on

May 21, 2003, which is the twelve month anniversary of the Closing Date, and (2) during the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date.

Note 4—Restructuring Charges

Consolidation of facilities.    During 2001, the Company recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on all facilities included in the Company’s estimates is $22.1 million as of March 31, 2003. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates. The Company continues to evaluate and review its restructuring accrual for any indications in the market that could require Redback to change its assumptions for the restructuring accruals already recorded.

The movements of the Company’s restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
Restructuring Accrual at December 31, 2002	$60	$70,552	$70,612
Cash payments	(60)	(3,671)	(3,731)

Restructuring Accrual at March 31, 2003	$—	$66,881	$66,881

The current and long-term portions of the restructuring related reserves are $11.9 million and $55.0 million, respectively. These amounts are included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Note 5—Intangible Assets:

The following is a summary of intangible assets, net:

	March 31, 2003	December 31, 2002
	(in thousands)
Intangible assets, net
Existing technology	$24,522	$24,091
Non-compete agreements	10,400	10,400

	34,922	34,491
Less: Accumulated amortization	(32,261)	(30,133)

	$2,661	$4,358

In the three months ended March 31, 2003 and 2002, amortization of intangible assets was $1.7 million and $2.5 million, respectively.

The Company expects amortization expense on intangible assets to be $1.9 million for the remainder of fiscal 2003 and $456,000 in fiscal 2004, at which time intangible assets will be fully amortized, assuming no future impairments of these intangible assets or additions as the result of acquisitions.

Note 6—Balance Sheet Components (in thousands):

	March 31, 2003	December 31, 2002
Inventories
Raw materials and work in process	$2,460	$3,775
Finished assemblies	8,072	6,368

	$10,532	$10,143

Property and equipment, net
Machinery and computer equipment	$86,103	$84,879
Software	24,563	23,910
Leasehold improvements	16,529	16,524
Spares	12,211	11,742
Furniture and fixtures	7,154	7,090

	146,560	144,145
Less: Accumulated depreciation and amortization	(92,207)	(82,670)

	$54,353	$61,475

Other assets
Deferred financing costs	$8,277	$8,741
Long-term restricted cash	1,733	1,733
Deposits and other	10,972	11,346

	$20,982	$21,820

Accrued liabilities
Accrued compensation	$6,864	$5,402
Accrued interest payable	11,812	5,970
Accrued restructuring, current	11,852	16,257
Accrued inventory related commitments	7,887	8,622
Other	30,155	28,156

	$68,570	$64,407

Other long-term liabilities
Accrued restructuring, long-term	$55,029	$54,355
Deferred rent and leases	1,999	2,276

	$57,028	$56,631

Property and equipment includes $2.1 million of computer equipment, internal-use software and furniture and fixtures under capital leases at March 31, 2003. Accumulated amortization of assets under capital leases totaled $1.2 million at March 31, 2003.

Note 7—Convertible Notes and Other Borrowings:

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

In the fourth quarter of 2002, the Company entered into a $15 million line of credit with a bank that expires in December 2003, which was amended in March 2003 to increase the available borrowings to $30.0 million. The line of credit is collateralized by restricted cash of approximately 105% of the outstanding borrowings ($13.7 million at March 31, 2003). Borrowings under this line of credit bear interest at an annual rate of the bank’s prime rate (4.25% minimum). The Company had $13.0 million and $12.0 million outstanding under this line of credit at March 31, 2003 and December 31, 2002, respectively. Under the terms of the agreement, there are no restrictive financial covenants.

Note 8—Accounting for Derivative Financial Instruments:

Foreign Currency Exchange Rate Risk

At March 31, 2003, the Company held net foreign currency forward contracts to hedge future cash outflows to our subsidiaries with an aggregate face value of approximately $1.1 million, to mitigate future payments in Euros related to funding requirements for its subsidiaries. The Company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in interest and other income, net, and have not been material in any of the periods presented. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

Note 9—Comprehensive Loss:

Total comprehensive loss includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive loss consists of net unrealized gain (loss) on investments and the cumulative translation adjustments. For the three months ended March 31, 2003 and March 31, 2002, total comprehensive loss was $24.9 million and $35.4 million, respectively. The change in other comprehensive loss is as follows:

	Unrealized gains (losses) on investments	Cumulative translation adjustments	Accumulated other comprehensive loss
Balances at December 31, 2002	$959	$(26,976)	$(26,017)
Changes during the three months ended March 31, 2003	(390)	316	(74)

Balances at March 31, 2003	$569	$(26,660)	$(26,091)

Note 10—Net Loss per Share:

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$(24,868)	$(34,701)

Denominator:
Weighted average common shares outstanding	181,920	158,294
Weighted average unvested common shares subject to repurchase	(2,225)	(6,010)

Denominator for basic and diluted calculations	179,695	152,284

Loss per share—basic and diluted	$(0.14)	$(0.23)

Options to purchase 32.4 million and 27.8 million shares of common stock at average exercise prices of $5.56 and $6.52 per share, respectively, convertible promissory notes convertible into 2.5 million shares of common stock and warrants to purchase approximately 136,000 shares of common stock at average exercise prices of $4.34 per share for the three months ended March 31, 2003 and 2002 have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. Additionally, warrants to Nokia to purchase approximately 14.2 million shares of common stock for the three months ended March 31, 2003 have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Note 11—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain Redback products infringed five identified Nortel patents and requested that Redback enter into a royalty bearing license agreement. Redback filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 and amended that complaint in March 2002, seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that Redback does not infringe any valid claim of the those patents. Nortel has answered the amended complaint and has filed a counter claim alleging that Redback infringed the five identified Nortel patents. In June 2002, the parties agreed to drop one of the five patents from the lawsuit. See Note 12—Subsequent Events.

In July 2001, plaintiffs filed a shareholder class action lawsuit against Redback and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against Redback and its current and former officers and directors, as well as certain underwriters involved in Redback’s initial public offering. Similar complaints have been filed concerning more than 300 other IPOs; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On July 15, 2002, the issuer defendants filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to the individual defendants in the Redback IPO litigation, without prejudice, subject to a tolling agreement. On February 19, 2003, the Court denied the motion to dismiss Redback’s claims. Although the outcome of this lawsuit cannot be predicted with certainty, the Company believes it has meritorious defenses and intends to defend the action vigorously. Were an unfavorable ruling to occur, there exists the possibility of a material impact on business, results of operations, financial condition and cash flow.

Inventory Commitments

In addition to amounts accrued in the condensed consolidated financial statements, the Company has future commitments for inventory of approximately $11 million.

Note 12—Subsequent Events:

Subsequent to March 31, 2003, the Company announced a plan to restructure its operations through a reduction in its workforce. The research and development functions will be primarily affected by the reduction. The affected employees will be entitled to severance and other benefits pursuant to the Company’s benefits program. The Company expects to record a charge for termination benefits and other related costs in the second quarter of 2003 in accordance with SFAS No. 146.

In April 2003, the Company and Nortel agreed to dismiss the four remaining patents and settle the pending lawsuit between the parties that was originally filed in November 2001. In connection with the settlement, the Company and Nortel entered into a cross-licensing agreement, which provides, among other terms, that the Company will pay Nortel a fee to license Nortel’s technology for a period of five years from the date of the agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I., Financial Information, Item 1. Financial Statements, of this report.

This Quarterly Report—in particular Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)—contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our product and marketing strategy; increased customer acceptance of our SmartEdge Router and other products; our estimated revenue in 2003; our expected gross margins in 2003; future R&D and SG&A expenses; future charges associated with workforce reductions; expected sublease income; interest income and the cash requirement for interest expense; and our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

General

Redback Networks Inc. is a leading provider of advanced networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. Our product lines, which consist of the Subscriber Management System (“SMS™”) and the SmartEdge® product families, combine networking hardware and software. These product families are designed to enable our customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Results of Operations

Net Revenue

Our net revenue decreased 27% to $29.5 million in the three months ended March 31, 2003 from $40.6 million in the prior year comparative period and increased 7% from $27.6 million in the three months ended December 31, 2002. The decrease from the prior year comparative period was primarily a result of decreased product revenue. During the three months ended March 31, 2003, there was a 29% decrease in our product revenue to $24.7 million from the prior year comparative period. Substantially all the product revenue decline related to lower aggregate unit volumes of both SmartEdge and SMS products. Service revenue decreased 19% from $5.9 million in the three months ended March 31, 2002 to $4.8 million in the three months ended March 31, 2003 due in part to a delay in timing of certain of our support renewals in the first quarter of 2003.

We currently have limited visibility into our business prospects. On a forward-looking basis, we are planning our business on the assumption that annual revenue in 2003 will be fairly consistent with our 2002 revenue. In order to achieve projected 2003 annual revenue, our quarterly revenue must increase during the remainder of the year from revenue of approximately $29.5 million in the first quarter of 2003. This revenue growth assumes: (1) continuing stabilization of our SMS business, faster acceptance of our SMS 10000 SL  (2) growing traction for our Smart Edge Router product, and (3) general economic conditions. A sustained reduction in our quarterly revenue would require us to further re-evaluate our business investment and resource levels.

Cost of Revenue; Gross Profit

Gross profit improved from 39% in the three months ended March 31, 2002 to 41% in the current period, primarily as a result of product cost improvements and a decrease in other manufacturing costs.

We took charges for excess and obsolete inventory of $480,000 in the three months ended March 31, 2003. The charges for 2003 resulted from the comparison of on hand, on order and committed inventories to various factors including reductions in our anticipated demand.

The lower level of manufacturing overhead resulted from lower departmental spending in our manufacturing and customer support organizations in 2003 since we scaled down our operations to support the lower levels of business we have been experiencing.

On a forward-looking basis, we are planning our business based on the assumption that our gross margin will increase from the 41% gross margins reported in the first quarter of 2003. However, gross profit could be lower during the remaining months of 2003, subject to the factors below:

•	Lower revenue than planned if our SMS business does not remain stable or if our SmartEdge Router revenue is lower than projected.

•	Higher charges from our contract manufacturer as it realizes lower economies of scale or if parts shortages require premium charges.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed.

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

•	Increased competition for our products or services, which may affect pricing.

•	Purchases by our customers of a greater number of our products that have a lower margin associated with them.

Operating Expenses

Research and Development

Our research and development (“R&D”) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes and other departmental expenses. Our R&D expenditures decreased 17% to $18.6 million for the three months ended March 31, 2003 from $22.2 million in the prior year comparative period, and represented 63% and 55% of net revenue in the three months ended March 31, 2003 and 2002, respectively. The decrease in our R&D expenses in absolute dollars is primarily due to a decrease in salary and related costs consistent with the decrease in our R&D headcount from 406 at March 31, 2002 to 335 at March 31, 2003, and a decrease in the use of consultants, equipment related expenses and office related expenses including license and royalty fees. Subsequent to March 31, 2003, we announced a plan to restructure our operations through a reduction in workforce. The research and development functions will be primarily affected by the reduction, which will result in reduced R&D expenses going forward. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in further realignment or reductions in R&D resources or a change in the mix of skills with our staff.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 27% to $13.5 million for the three months ended March 31, 2003 from $18.5 million in the prior year comparative period, and represented 46% of net revenue in the three months ended March 31, 2003 and 2002. The decrease in our SG&A expenditures is primarily due to the decrease in salary and related costs consistent with the decrease in our SG&A headcount from 306 at March 31, 2002 to 171 at March 31, 2003, equipment related expenses, professional services including relocation, recruiting, training and conferences, and a decrease in our sales-related travel expenditures consistent with decreased revenue. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue.

Restructuring Charges

Consolidation of facilities.    During 2001, we recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on all facilities included in our estimates is $22.1 million as of March 31, 2003. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates. We continue to evaluate and review our restructuring accrual for any indications in the market that could require us to change our assumptions for the restructuring accruals already recorded.

Workforce reductions.    Subsequent to March 31, 2003, we announced a plan to restructure our operations through a reduction in our workforce. The research and development functions will be primarily affected by the reduction. The affected employees are entitled to severance and other benefits pursuant to our benefits program. We expect to record a charge for termination benefits and other related costs in the second quarter of 2003 in accordance with SFAS No. 146.

The movements in our restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
Restructuring Accrual at December 31, 2002	$60	$70,552	$70,612
Cash Payments	(60)	(3,671)	(3,731)

Restructuring Accrual at March 31, 2003	$—	$66,881	$66,881

The current and long-term portions of the restructuring related reserves are $11.9 million and $55.0 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Amortization of Intangible Assets

Amortization of intangible assets decreased from $984,000 in the three months ended March 31, 2002 to $83,000 in the current period due primarily to certain intangibles now being fully amortized. Total amortization expense for the three months ended March 31, 2003 and 2002 was approximately $1.7 million and $2.5 million, respectively, of which $1.6 million and $1.5 million, respectively, was recorded in cost of revenue.

Stock-Based Compensation

Stock-based compensation decreased 89% to $363,000 in the three months ended March 31, 2003 from $3.2 million in the prior year comparative period. The decrease in stock-based compensation expense in the current year period can be attributed to our accelerated amortization methodology and the reversals of stock-based compensation as a consequence of reductions in work force.

Due to the stock price on the last trading day of the quarter (March 31, 2003), there was no stock-based compensation recorded for the voluntary stock option replacement program. In future periods, stock-based compensation using variable accounting relating to the voluntary stock option replacement program may impact results significantly from period to period.

Interest and Other Income.

Interest and other income includes the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Realized gain from investments	$429	$—
Net foreign currency losses	(453)	(223)
Interest income	1,014	1,313
Other expense	(100)	(84)

Total interest and other income, net	$890	$1,006

Interest and other income, net decreased 12% from $1.0 million in the three months ended March 31, 2002 to $890,000 in the current period. Included in interest and other income in the three months ended March 31, 2003 is a $429,000 realized gain on our minority investments. Also included in interest and other income, net was interest income of $1.0 million on cash, cash equivalents and short-term investments, partially offset by a foreign exchange loss of approximately $453,000 and other expense of $100,000, including bank fees. In the three months ended March 31, 2002, interest and other income includes interest income of $1.3 million on cash, cash equivalents and short term investments, partially offset by a foreign exchange loss of approximately $223,000 and other expense of $84,000, including bank fees.

The change in interest income from $1.3 million in the three months ended March 31, 2002 to $1.0 million in the three months ended March 31, 2003 was due primarily to lower applicable interest rates and the decrease in our invested funds from $156.0 million at March 31, 2002 to $100.9 million at March 31, 2003.

We expect interest income to decrease as a result of the expected use of our cash to fund operations.

Interest Expense

Interest expense decreased 20% to $5.2 million in the three months ended March 31, 2003 from $6.5 million in the prior year comparative period. Interest expense resulted primarily from the issuance of our Convertible Notes in March 2000. The decrease in interest expense from the prior year comparative period is due primarily from:

•	A reduction in the principal balance of our Convertible Notes from $477.5 million at March 31, 2002 to $467.5 million at March 31, 2003, and

•	Amortization of the gain on our terminated interest rate swaps, which is being offset to interest expense on a quarterly basis.

On a forward-looking basis, we anticipate that the cash requirement for interest expense will be approximately $6.0 million on a quarterly basis.

Provision for Income Taxes

No provisions for income taxes have been recorded, as we have incurred net losses since inception.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2003 consisted of approximately $100.9 million in cash, cash equivalents, short-term investments and restricted cash and investments. The primary contributors to the reduction of this balance from $116.0 million at December 31, 2002 were our net loss before non-cash depreciation, amortization and stock-based compensation of approximately $12.4 million, purchases of property and equipment of approximately $1.5 million, and an increase in accounts receivable of $2.0 million.

Cash used in operating activities was $13.8 million for the three months ended March 31, 2003, compared to $17.2 million in the prior year comparative period. Cash used in operating activities in the three months ended March 31, 2003 resulted primarily from our net loss of $24.9 million, offset by depreciation and amortization of $12.1 million. Cash used in operating activities for the three months ended March 31, 2002 resulted primarily from our net loss of $34.7 million, offset by depreciation and amortization of $13.0 million, stock compensation expense of $3.2 million and an increase from the change in liabilities over assets of approximately $1.4 million.

Cash provided by investing activities was $22.5 million for the three months ended March 31, 2003, compared to $10.9 million in the prior year comparative period. Cash provided by investing activities for the three months ended March 31, 2003 was due primarily to the net sale of investments of $26.8 million, offset by changes in restricted cash and investments of approximately $2.8 million and purchases of property and equipment of $1.5 million. Cash provided by investing activities in the three months ended March 31, 2002 was due primarily from net sales of investments of approximately $15.4 million, offset by purchases of property and equipment of $4.5 million.

Cash provided by financing activities was $505,000 for the three months ended March 31, 2003, compared to $125,000 in the prior year comparative period. Cash provided by financing activities for the three months ended March 31, 2003 was primarily due to net proceeds from borrowings on our line of credit of $1.0 million, offset by approximately $412,000 for principal payments under capital lease obligations and other borrowings. Cash provided by financing activities in the three months ended March 31, 2002 was due primarily to proceeds from the issuance of common stock of $596,000, partially offset by payments on capital lease obligations of $524,000.

In the fourth quarter of 2002, we entered into a $15.0 million line of credit with a bank that expires in December 2003, which was amended in March 2003 to increase the available borrowings to $30.0 million. The line of credit is collateralized by restricted cash of approximately 105% of the outstanding borrowings ($13.7 million at March 31, 2003). Borrowings under this line of credit bear interest at an annual rate of the bank’s prime rate (4.25% minimum). We had $13.0 million outstanding under this line of credit at March 31, 2003. Under the terms of the agreement, there are no restrictive financial covenants.

To date, we have funded our operations largely through the issuance of debt and equity securities. However, we have incurred substantial losses and negative cash flows from operations since inception and have an accumulated deficit of $5.4 billion at March 31, 2003. For the three months ended March 31, 2003, we incurred a loss from operations of $20.5 million and negative cash flows from operations of $13.8 million. Management expects operating losses and negative cash flows to continue for at least the next 6 to 18 months. Management believes that its current cash, cash equivalent, and short-term investment balances are adequate to last for the next 12 months, notwithstanding the expected operating losses and negative cash flows. However, failure to generate sufficient revenue, potentially raise additional capital, restructure debt or lease agreements, or reduce operating expenses could have a material adverse effect on our ability to achieve our intended longer-term business objectives. As the cash available for use in operations continues to decline, customer confidence may be affected, which in turn may result in lower than anticipated revenue and further reduce our cash balance. Within the next 12 months, we may be required to raise additional capital in the future, or could elect to raise capital, if certain events occur, including, but not limited to:

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

In the event that we are forced to raise additional capital, we may have to sell assets or undertake other transactions that may seriously harm our business and financial condition. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities could be substantially dilutive to our stockholders.

If we continue to incur losses and negative cash flows, or are unable to restructure our outstanding convertible notes, it is likely we will need to raise additional funds in 2004. There can be no assurance that we would be able to obtain financing or accomplish a restructuring of the notes, or that such financing or restructuring would be available on terms acceptable to us.

In addition, we have significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	Nine months ending December 31, 2003	2004-2006	2007-2008	After 2008	Total
Repayment of convertible subordinated notes	$—	$—	$468	$—	$468
Interest on convertible subordinated notes	23	70	12	—	105
Lease payments due on properties we occupy	7	26	9	10	52
Lease payments due on properties we currently do not occupy	8	26	7	40	81
Accounts payable to contract manufacturers for inventory on hand	11	—	—	—	11
Lease payments due on equipment leases and related borrowings	1	—	—	—	1
Payments contracted for IT systems hosting	1	4	—	—	5

Total	$51	$126	$496	$50	$723

We also have purchase commitments with our contract manufacturer in the normal course of operations totaling $11 million as of March 31, 2003.

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV (“Nokia”) for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon a five-day average Nasdaq closing price, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three months ended March 31, 2003, revenue was reduced by approximately $369,000 for such non-cash amortization.

Revenue and accounts receivable from Nokia are reflected as related party in the three months ended March 31, 2003, since Nokia became a related party in May 2002. Revenue from Nokia was approximately $1.8 million and $1.6 million during the three months ended March 31, 2003 and 2002, respectively.

We also issued to Nokia a Common Stock Purchase Warrant (the “Warrant”) allowing Nokia the right to purchase an additional number of shares of Common Stock up to an aggregate of approximately 31.9 million shares of common stock. The Warrant’s exercise price will be the closing price of our common stock on the date of exercise. The Warrant may now be exercisable during two different periods as follows depending on the level of purchases made by Nokia: (1) during the ten business days beginning on May 21, 2003, which is the twelve month anniversary of the Closing Date, and (2) during the ten business days beginning on November 21, 2003, which is the eighteen month anniversary of the Closing Date.

Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position, cash flows or results of operations.

RISK FACTORS

To date, we have incurred significant losses and we have not generated enough cash from operations to finance our business.

To date, we have not been profitable. We incurred net losses of approximately $24.9 million in the three months ended March 31, 2003, $186.9 million during fiscal year 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we will continue to expend substantial funds in fiscal year 2003. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of March 31, 2003, we had cash, cash equivalents, short-term investments and restricted cash and investments of $100.9 million, down from $116.0 million at the end of 2002. Of this cash balance of $100.9 million, $29.4 million was restricted as to secured loans or letters of credit. Although we believe that we maintain adequate cash and investment balances to last through the next 12 months, this belief is based on our belief that we will realize annual revenue at least consistent with that of 2002, reduce our product costs and be able to appropriately manage our operating expenses. However, our net revenues for the three months ended March 31, 2003 were $29.5 million, as compared with $40.6 million for the corresponding period in 2002. With respect to expenses, we expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability, and we may fail to do so. In addition, the current downturn in the telecommunications market may worsen, which would have a negative effect on our revenue, and consequently, on our cash and cash equivalents.

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

We may be unable to repay our convertible notes when they become due; any restructuring of our outstanding indebtedness would likely cause substantial dilution to our stockholders.

On April 1, 2007, the entire outstanding principal of $467.5 million on our outstanding 5% convertible subordinated notes issued in April 2000 will become due and payable. Our ability to meet our debt service obligations and other commitments will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We are currently in discussions with third parties regarding restructuring our outstanding indebtedness. As part of any restructuring, the Company intends to re-negotiate the leases on any of its unused real estate. These real estate lease discussions may delay the overall debt restructuring. In addition, there is no guarantee that either of these discussions will be successful or that the terms of any restructured indebtedness or leases will be materially more favorable than the current terms.

Any restructuring of our indebtedness would likely involve the issuance of new equity, a new debt instrument or the use of cash. Given the recent market value of the 5% convertible subordinated notes and our common stock, if equity is the primary vehicle for restructuring our indebtedness, we expect that there would be substantial dilution to our stockholders.

Our operating plan is based on revenue assumptions, and there is no guarantee that we will achieve those revenue assumptions.

The current downturn in economic activity is continuing at a greater than anticipated rate into 2003. The current sales environment remains very difficult, and we have limited visibility into our business prospects. It is therefore difficult to predict the amount and timing of our revenue, and consequently, our revenue projections and operating plan are subject to great uncertainty. For example, in the first quarter of 2003, we did not achieve our revenue plan, and consequently, our losses were greater than anticipated and our stock price dropped significantly. Specifically, the sales cycle is difficult to predict with respect to our newer SmartEdge® Router products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. The difficulty in predicting the sales cycle is aggravated by the fact that we have a limited backlog of orders continuing into 2003.

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

Our product line expanded when we began shipping our SmartEdge Router product in the fourth quarter of 2001. In addition, in the fourth quarter of 2002 we introduced new technology for the SMS™ 10000, a product known as SMS 10000 SL. The growth of our business is highly dependent on customer acceptance of the SmartEdge Router product and the SMS 10000 SL product. If sales of our SmartEdge Router and SMS 10000 SL products do not meet our 2003 operating plan expectations, our operating results, financial condition or business prospects may be negatively impacted.

If we are unable to successfully collect timely on our accounts receivable, we will have less cash available for general operating purposes.

Given the current state of the general economy and the telecommunications industry in particular, some of our customers may choose to delay paying us money owed for our products or services in an attempt to increase their available cash, which would have the effect of reducing the amount of cash available to us for general operating purposes. If this trend develops and we are unable to successfully collect our accounts receivable from our customers on a timely basis, our business and operating results could be materially adversely affected.

There are a limited number of potential customers for our products.

Our customers include both end-user customers and resellers. During the three months ended March 31, 2003, revenue from product purchases by NEC and British Telecom accounted for approximately 25% and 10% of our revenue, respectively. During the three months ended March 31, 2002, revenue from product purchases by Verizon and Sumitomo accounted for approximately 25% and 11% of our revenue, respectively. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers.

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

We have become increasingly reliant on sales to international customers during the last two years. During the three months ended March 31, 2003 and 2002, we derived approximately 70% and 45%, respectively, of our revenue from sales to international customers. Our growing international presence exposes us to risks including:

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

We currently purchase several key components used in our products from single or limited sources of supply. Specifically, we rely on a limited number of foundries for a number of our application specific integrated circuits, (“ASICs”). We have no guaranteed supply arrangement with these suppliers, and we, or our third party contract manufacturer, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components to us. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive. Our inability to obtain sufficient quantities of components from our suppliers in a timely manner could negatively impact our ability to timely introduce and generate revenue from this new technology.

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

During 2002, Jabil provided, through its California and Idaho locations, the labor to assemble, test and ship our products. We shared manufacturing knowledge and processes for the SMS and SmartEdge products between the two different locations of Jabil. At the end of 2002, Jabil moved our manufacturing operations to its California location only. The loss of any of Jabil’s manufacturing capacity could prevent us from meeting our scheduled product deliveries to our customers and could materially and adversely affect our sales and operating results.

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

We could become subject to litigation regarding intellectual property rights.

In recent years, we have been involved in litigation involving patents other intellectual property rights, including our recently settled litigation with Nortel Networks. Moreover, many patents have been issued in the United States and throughout the world relating to many aspects of networking technology, and therefore, we may become a party to additional litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property rights. If we do not prevail in potential lawsuits, we could be subject to significant liability for damages and we could be forced to redesign any of our products that use such infringing technology.

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

The size of our workforce has experienced rapid fluctuations over the last few years, as we grew from 270 employees as of December 31, 1999, to 1,180 employees as of December 31, 2000, then contracted to 820 employees at December 31, 2001, decreased to 596 at December 31, 2002 and decreased further to 564 at March 31, 2003, as a result of restructuring activities. Many members of our senior management joined the company in 2001. Additionally, we streamlined our management structure in early 2003, and appointed a new chief financial officer and senior vice president of engineering. Our future performance depends, in part, on the ability of our restructured senior management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel. The loss of the services of key personnel or the inability to continue to retain, attract or assimilate qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

One of our officers is facing a civil SEC lawsuit related to his previous employment.

On February 25, 2003, the SEC filed a civil lawsuit against eight current and former officers and employees of Qwest Communications, regarding activities that occurred while each was employed at Qwest. One of the individuals named is Joel Arnold, our Senior Vice President of Field Operations, who was formerly Executive Vice President of Qwest’s Global Business Unit. The SEC is seeking, among other remedies, that Mr. Arnold and four other defendants be permanently barred from serving as an officer or director of any public company.

Although it is expected that such a civil procedure will take two to three years or longer to be adjudicated, an unfavorable result at the end of such action against Mr. Arnold may result in him being unable to serve as an officer. In addition, Mr. Arnold may be distracted while defending against the allegations.

We have been informed that the SEC is examining certain transactions involving Qwest Communications.

The Company has been informed that the SEC is examining various transactions involving Qwest Communications, some of which were entered into between the Company and Qwest. The Company is fully cooperating with the SEC regarding this matter. The transactions of which the Company is aware that are being reviewed were entered into prior to fiscal year 2002. The Company cannot predict the duration or outcome of the SEC’s examination.

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

We may continue to record reserves for currently unused leased facilities, and plan to further consolidate our facilities.

In 2001, we recorded reserves for unused facilities totaling approximately $96.6 million. In addition, we are actively marketing approximately 468,000 square feet of unoccupied office space for sublease, in markets with substantial excess space available for rent. We may experience difficulties in subleasing this space because substantial excess office space is available for rent in the Silicon Valley. Furthermore, in the second quarter of 2003, we plan to further consolidate our facilities. If we are unable to sublease some or all of this unused space, we will have to continue to record reserves for the unused facilities. Additionally, we may experience unanticipated expenses or delays in our product development in connection with any such consolidation.

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

Given our presence in Asia and Canada, the outbreak of SARS may negatively impact our operating results.

The recent outbreak of severe acute respiratory syndrome (SARS), a disease of unknown etiology that has caused numerous deaths in Asia, North America and Europe, could have a negative impact on our operations. In particular, we have both customers and sales personnel third party suppliers located in the affected areas of Asia and Canada, and therefore, our normal operating processes could be hindered by a number of SARS-related factors, including, but not limited to:

•	disruptions to our sales personnel and process in affected locations;

•	disruptions at our third-party suppliers located in affected locations;

•	disruptions in our customers’ operations in affected locations; and

•	reduced travel between ourselves, customers, and suppliers.

If the number of cases continues to rise or spread to other areas, our sales and operating results could be harmed.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

As of March 31, 2003, we maintained cash, cash equivalents, short-term investments, and restricted cash and investments of $100.9 million and long-term restricted cash of $1.7 million, of which $71.6 million was unrestricted. We also had debt and capital leases with fixed and variable interest rates with principal amounts totaling $481.8 million. If interest rates were to change by 10%, interest expense would not increase significantly, largely due to the fixed interest rates on the majority of our borrowings. We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At March 31, 2003 and December 31, 2002, our primary net foreign currency exposures were in Canadian dollars, Euros, Australian dollars, Singaporean dollars, Taiwanese dollars, and British pounds. At March 31, 2003, we held net foreign currency forward contracts to hedge future cash outflows to our subsidiaries with an aggregate face value of approximately $1.1 million, to mitigate exposure related to intercompany balances with our European subsidiaries and to mitigate future payments in Euros related to funding requirements for our subsidiaries. We record these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

A 10% adverse move in currency exchange rates affecting the contracts from their March 31, 2003 levels would decrease the fair value of the forward contracts by an immaterial amount. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to income or cash flows. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days before the filing date of this quarterly report. Based on that evaluation the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding required disclosures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

In November 2001, Nortel Networks, Inc. (“Nortel”) claimed that certain Redback products infringed five identified Nortel patents and requested that Redback enter into a royalty bearing license agreement. Redback filed a complaint against Nortel in Federal District Court, Northern District of California in December 2001 and amended that complaint in March 2002, seeking a judgment that the identified Nortel patents are invalid and unenforceable, and that Redback does not infringe any valid claim of the those patents. Nortel has answered the amended complaint and has filed a counter claim alleging that Redback infringed the five identified Nortel patents. In June 2002, the parties agreed to drop one of the five patents from the lawsuit. In April 2003, the Company and Nortel agreed to dismiss the four remaining patents and settle the pending lawsuit. In connection with the settlement, the Company and Nortel entered into a cross-licensing agreement, which provides, among other terms, that the Company will pay Nortel a fee to license Nortel’s technology for a period of five years from the date of the agreement.

In July 2001, plaintiffs filed a shareholder class action lawsuit against Redback and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against Redback and its current and former officers and directors, as well as certain underwriters involved in Redback’s initial public offering. Similar complaints have been filed concerning more than 300 other IPOs; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On July 15, 2002, the issuer defendants filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to the individual defendants in the Redback IPO litigation, without prejudice, subject to a tolling agreement. On February 19, 2003, the Court denied the motion to dismiss Redback’s claims. Although the outcome of this lawsuit cannot be predicted with certainty, the Company believes it has meritorious defenses and intends to defend the action vigorously. Were an unfavorable ruling to occur, there exists the possibility of a material impact on business, results of operations, financial condition and cash flow.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number	Description
10.1	Amendment No. 1 to Loan and Security Agreement by and between Redback Networks Inc. and Silicon Valley Bank dated March 28, 2003.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b)  Reports on Form 8-K.

On January 16, 2003, the Company filed a Current Report on Form 8-K to report the announcement of its financials results for the first fiscal quarter of 2003.

On January 21, 2003, the Company filed a Current Report on Form 8-K to report the announcement that Nasdaq’s Listing Qualifications Department has determined Redback’s common stock is subject to delisting from the Nasdaq National Market.

On March 28, 2003, the Company filed a Current Report on Form 8-K to report the announcement that Redback received a decision from Nasdaq’s Listing Qualifications Panel granting Redback’s request for an exception to the National Market’s minimum bid price requirement until at least June 23, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBACK NETWORKS INC. (REGISTRANT)

By:	/s/ THOMAS L. CRONAN III
Thomas L. Cronan III Senior Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:    May 14, 2003

CERTIFICATIONS

I, Kevin A. DeNuccio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redback Networks Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/S/ KEVIN A. DENUCCIO
Kevin A. DeNuccio Chief Executive Officer and President

I, Thomas L. Cronan III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Redback Networks Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ THOMAS L. CRONAN III
Thomas L. Cronan III Chief Financial Officer, Senior Vice President of Finance and Administration