Form 10-Q
period 2003-06-30
REDBACK NETWORKS INC
filed 2003-08-14
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

The number of shares outstanding of the Registrant’s Common Stock as of August 8, 2003 was 182,987,145 shares, including 17,912 shares issuable in exchange for our subsidiary’s exchangeable shares.

REDBACK NETWORKS INC.

FORM 10-Q

June 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,735	$22,995
Short-term investments	29,332	66,506
Restricted cash and investments	29,350	26,545
Accounts receivable, less allowances of $1,974 and $3,262	11,555	5,992
Accounts receivable from related party	567	1,754
Inventories	9,552	10,143
Other current assets	8,399	7,414

Total current assets	97,490	141,349
Property and equipment, net	40,659	61,475
Goodwill	431,742	431,742
Intangible assets, net	2,034	4,358
Other assets	19,750	21,820

Total assets	$591,675	$660,744

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$13,626	$13,122
Accounts payable	12,707	16,797
Accrued liabilities	63,295	64,407
Deferred revenue	10,476	8,184

Total current liabilities	100,104	102,510
Convertible notes	485,867	488,140
Other long-term liabilities	66,898	56,631

Total liabilities	652,869	647,281

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value; 750,000 shares authorized; 182,859 and 181,986 shares issued and outstanding, respectively	5,376,553	5,376,163
Deferred stock-based compensation	(1,188)	(1,845)
Notes receivable from stockholders	(35)	(47)
Accumulated other comprehensive loss	(25,838)	(26,017)
Accumulated deficit	(5,410,686)	(5,334,791)

Total stockholders’ equity (deficit)	(61,194)	13,463

Total liabilities and stockholders’ equity (deficit)	$591,675	$660,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Product revenue	$15,825	$29,192	$38,745	$62,259
Related party product revenue	916	4,991	2,685	6,563
Service revenue	5,493	5,884	10,294	11,817

Total revenue	22,234	40,067	51,724	80,639

Product cost of revenue	10,266	43,821	24,470	63,995
Service cost of revenue	3,056	4,520	6,395	9,182

Total cost of revenue	13,322	48,341	30,865	73,177

Gross profit (loss)	8,912	(8,274)	20,859	7,462

Operating expenses:
Research and development (1)	16,829	25,107	35,380	47,354
Selling, general and administrative (1)	14,185	23,579	27,680	42,123
Restructuring charges	23,494	1,612	23,494	1,612
Amortization of intangible assets	50	51	133	1,035
Stock-based compensation	287	2,602	650	5,767

Total operating expenses	54,845	52,951	87,337	97,891

Loss from operations	(45,933)	(61,225)	(66,478)	(90,429)

Other expense, net:
Interest and other income, net	36	1,419	926	2,425
Interest expense	(5,130)	(5,299)	(10,343)	(11,802)

Other expense, net	(5,094)	(3,880)	(9,417)	(9,377)

Net loss	$(51,027)	$(65,105)	$(75,895)	$(99,806)

Net loss per share—basic and diluted	$(0.28)	$(0.40)	$(0.42)	$(0.64)

Shares used in computing basic and diluted net loss per share	180,786	161,992	180,243	157,120

(1) Amounts exclude stock-based compensation as follows:
Research and development	$159	$1,357	$368	$3,200
Selling, general and administrative	128	1,245	282	2,567

Total	$287	$2,602	$650	$5,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,895)	$(99,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,341	20,653
Amortization of intangible assets	2,372	8,187
Amortization of deferred swap gain	(2,272)	—
Impairment of minority investments	336	—
Stock-based compensation	650	5,767
Impairment of property and equipment	6,785	—
Changes in assets and liabilities:
Accounts receivable, net	(4,376)	6,154
Inventories	(1,223)	38,047
Other assets	1,831	(4,873)
Accounts payable	(4,090)	(13,938)
Accrued liabilities	(1,112)	(23,204)
Deferred revenue	2,292	2,054
Other long-term liabilities	10,690	(779)

Net cash used in operating activities	(44,671)	(61,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,825)	(7,804)
Purchases of short-term investments	(7,476)	—
Sales of short-term investments	44,028	14,394
Changes in restricted cash	(2,805)	18,000

Net cash provided by investing activities	29,922	24,590

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	537	37,444
Repurchases of Common Stock	(140)	—
Principal payments on capital lease obligations and borrowings	(920)	(964)
Proceeds from bank borrowings, net	1,000	—
Proceeds from stockholder notes receivable	12	—

Net cash provided by financing activities	489	36,480

Net decrease in cash and cash equivalents	(14,260)	(668)
Cash and cash equivalents at beginning of period	22,995	65,642

Cash and cash equivalents at end of period	$8,735	$64,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,054	$12,102

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

Note 2— Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K and the Registration Statement on Form S-4 dated August 6, 2003. Results for interim periods are not necessarily indicative of results for the entire fiscal year. Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

To date, the Company has funded its operations largely through the issuance of debt and equity securities. However, the Company has incurred substantial losses and negative cash flows from operations since inception and has an accumulated deficit of $5.4 billion at June 30, 2003. For the six months ended June 30, 2003, the Company incurred a loss from operations of $66.5 million and negative cash flows from operations of $44.7 million.

Liquidity and proposed financial restructuring

In July 2003, the Company entered into a lock-up agreement with certain holders of its outstanding 5% convertible subordinated notes due 2007 pursuant to which the Company agreed to pursue a financial restructuring through one of the following alternatives: an out-of-court financial restructuring, or “recapitalization plan,” or an in-court financing restructuring, or “prepackaged plan of reorganization.”

The recapitalization plan consists of:

•	an offer to exchange all of the Company’s outstanding convertible subordinated notes for its common stock;

•	the issuance of warrants exercisable for the Company’s common stock to the Company’s stockholders;

•	an approximate 73.26:1 reverse stock split of shares of the Company’s common stock; and

•	an increase in the number of shares reserved for issuance under the Company’s 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan.

The prepackaged plan of reorganization seeks to accomplish the financial restructuring on terms similar to the recapitalization plan through bankruptcy court proceedings.

In the event that the conditions for the consummation of the recapitalization plan are not satisfied, the Company may elect, and may be required under the terms of the lock-up agreement, to seek as an alternative to the recapitalization plan the confirmation of the prepackaged plan of reorganization utilizing the “cram down” provisions of the Bankruptcy Code, if necessary. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements and the Company’s audited financial statements for fiscal year ended December 31, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

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

Warranty reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty in the six months ended June 30, 2003 and 2002 are as follows:

	Six months ended June 30,
	2003	2002
	(in thousands)
Beginning balance	$2,304	$1,787
Charges to costs and expenses	373	900
Warranty expenditures	(729)	(900)

Ending balance	$1,948	$1,787

Significant Customers

During the three months ended June 30, 2003, one customer accounted for 12% of the Company’s total revenue. During the three months ended June 30, 2002, three customers accounted for 16%, 14%, and 12% of the Company’s total revenue. During the six months ended June 30, 2003, one customer accounted for 14% of the Company’s revenue. During the six months ended June 30, 2002, two customers accounted for 19%, and 13% of the Company’s revenue. Customers include both end-user customers and distributors. At June 30, 2003, four customers accounted for 11%, 13%, 14% and 18% of total gross receivables. At December 31, 2002, four customers accounted for 10%, 11%, 13% and 15% of total gross receivables.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards. For the three and six months ended June 30, 2003 and 2002, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$(51,027)	$(65,105)	$(75,895)	$(99,806)
Add: Stock-based compensation expense included in reported net loss	287	2,602	650	5,767
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(6,015)	(17,001)	(14,698)	(36,715)

Pro forma	$(56,755)	$(79,504)	$(89,943)	$(130,754)

Net loss per share—basic and diluted:
As reported	$(0.28)	$(0.40)	$(0.42)	$(0.64)

Pro forma	$(0.31)	$(0.49)	$(0.50)	$(0.83)

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB finalized Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. The Company has adopted EITF No. 00-21 for revenue arrangements entered into in the quarter ending September 30, 2003. This adoption is not expected to have a material impact on the Company’s financial statements and related disclosures.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied in the quarter ending September 30, 2003. This adoption is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of SFAS No. 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

Note 3—Related Party Transactions:

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV (“Nokia”) for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”). The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon a five-day average Nasdaq closing price, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other assets, is being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three and six months ended June 30, 2003, revenue was reduced by approximately $369,000 and $738,000, respectively, for such non-cash amortization.

Revenue and accounts receivable from Nokia are reflected as related party in the three and six months ended June 30, 2003 and 2002, since Nokia became a related party in May 2002.

The Company also issued to Nokia a Common Stock Purchase Warrant granting Nokia a right to purchase up to an aggregate of approximately 31.9 million additional shares of common stock at an exercise price equal to the closing price of our common stock on the date of exercise. On August 5, 2003, the Nokia Warrant was terminated.

Note 4—Restructuring Charges

Consolidation of facilities.    During 2001, the Company recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on all facilities included in the Company’s estimates is $22.1 million as of June 30, 2003. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

During June 2003, the Company recorded a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Should facilities rental rates continue to decrease in this market or should it take longer than expected to sublease this facility, the actual loss could exceed these estimates. The Company recorded a charge for the write-off of leasehold improvements related to this facility of $6.3 million.

Workforce reduction.    During April, 2003 the Company restructured its operations through a reduction in its workforce. The research and development functions were primarily affected by the reduction. The affected employees received severance and other benefits pursuant to the Company’s benefits program. The Company recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with SFAS No. 146.

The Company continues to evaluate and review its restructuring accrual for any indications in the market that could require Redback to change its assumptions for the restructuring accruals already recorded.

The movements of the Company’s restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
Restructuring accruals at December 31, 2002	$60	$70,552	$70,612
Additions to restructuring	883	16,297	17,180
Cash payments	(943)	(5,808)	(6,751)

Restructuring accruals at June 30, 2003	$—	$81,041	$81,041

The current and long-term portions of the restructuring related reserves are $15.2 million and $65.8 million, respectively. These amounts are included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Note 5—Intangible Assets, net:

The following is a summary of intangible assets, net:

	June 30, 2003	December 31, 2002
	(in thousands)
Intangible assets, net
Existing technology	$25,463	$24,091
Non-compete agreements	10,400	10,400

	35,863	34,491
Less: Accumulated amortization	(33,829)	(30,133)

	$2,034	$4,358

In the three and six months ended June 30, 2003, amortization of intangible assets was $0.7 million and $2.4 million, respectively. In the three and six months ended June 30, 2002, amortization of intangible assets was $5.7 million and $8.2 million, respectively.

The Company expects amortization expense on intangible assets to be $1.6 million for the remainder of fiscal 2003 and $456,000 in fiscal 2004, at which time intangible assets will be fully amortized, assuming no future impairments of these intangible assets or additions as a result of business combinations.

Note 6—Balance Sheet Components (in thousands):

	June 30, 2003	December 31, 2002
Inventories
Raw materials and work in process	$2,325	$3,775
Finished assemblies	7,227	6,368

	$9,552	$10,143

Property and equipment, net
Machinery and computer equipment	$87,203	$84,879
Software	23,210	23,910
Leasehold improvements	8,701	16,524
Spares	12,555	11,742
Furniture and fixtures	5,041	7,090

	136,710	144,145
Less: Accumulated depreciation and amortization	(96,051)	(82,670)

	$40,659	$61,475

Other assets
Deferred financing costs	$7,756	$8,741
Long-term restricted cash	1,733	1,733
Deposits and other	10,261	11,346

	$19,750	$21,820

Accrued liabilities
Accrued compensation	$5,893	$5,402
Accrued interest payable	5,844	5,970
Accrued restructuring, current	15,207	16,257
Accrued inventory related commitments	8,913	8,622
Other	27,438	28,156

	$63,295	$64,407

Other long-term liabilities
Accrued restructuring, long-term	$65,834	$54,355
Deferred rent and leases	1,064	2,276

	$66,898	$56,631

Property and equipment includes $2.2 million of computer equipment, internal-use software and furniture and fixtures under capital leases at June 30, 2003. Accumulated amortization of assets under capital leases totaled $1.1 million at June 30, 2003.

Note 7—Convertible Notes and Other Borrowings:

During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (“Convertible Notes”) due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes are governed by an indenture, dated as of March 29, 2000, as amended by a first supplemental indenture, dated May 8, 2001 (the “Indenture”). The original indenture was filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and the first supplemental indenture was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The Convertible Notes are subordinated to all existing and future senior debt and effectively to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. On or after the third business day after April 1, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price set forth in the indenture governing the Convertible Notes plus accrued interest. However, the notes will not be redeemed on or after the third business day after April 1, 2003 and before 2005, unless the closing price for the Company’s common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. Upon a change of control of the Company, as defined in the Indenture, the repayment of the Convertible Notes will be accelerated and the Convertible Notes will be due immediately. In October 2001, the Company repurchased approximately $22.5 million of the Convertible Notes and recognized a gain of approximately $10.4 million, which is included in other income.

In December 2002, the Company purchased $10.0 million in aggregate principal of its Convertible Notes. The Company issued approximately 3.6 million shares of its common stock valued at approximately $2.7 million. The company applied the provisions of SFAS No. 84 to its convertible debt for the equity exchange transaction completed during the fourth quarter of 2002. The value of securities issuable pursuant to the original conversion privileges was approximately $40,000. As a result, the Company recorded induced conversion expenses of approximately $2.7 million in connection with this transaction, which is included in other expense.

See Note 2 for proposed financial restructuring which will affect these Convertible Notes.

In the fourth quarter of 2002, the Company entered into a $15 million line of credit with a bank that expires in December 2003, which was amended in March 2003 to increase the available borrowings to $30.0 million. The line of credit is collateralized by restricted cash of approximately 105% of the outstanding borrowings which was equal to $13.7 million at June 30, 2003. Borrowings under this line of credit bear interest at an annual rate of the bank’s prime rate which is at a minimum of 4.25%. The Company had $13.0 million and $12.0 million outstanding under this line of credit at June 30, 2003 and December 31, 2002, respectively.

Note 8—Accounting for Derivative Financial Instruments:

Foreign Currency Exchange Rate Risk

At June 30, 2003, the Company held net foreign currency forward contracts to hedge its future cash outflows to our subsidiaries with an aggregate face value of approximately $1.9 million, to mitigate future payments in Euros related to funding requirements for its subsidiaries. The Company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in interest and other income, net, and have not been material in any of the periods presented. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

Note 9—Comprehensive Loss:

Total comprehensive loss includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive loss consists of net unrealized gain (loss) on investments and cumulative translation adjustments. For the three months ended June 30, 2003 and June 30, 2002, total comprehensive loss was $50.8 million and $64.8 million, respectively. For the six months ended June

30, 2003 and June 30, 2002 total comprehensive loss was $75.7 million and $100.3 million, respectively. The change in accumulated other comprehensive loss is as follows (in thousands):

	Unrealized gains (losses) on investments	Cumulative Translation adjustments	Accumulated Other Comprehensive loss
Balances at December 31, 2002	$959	$(26,976)	$(26,017)
Changes during the six months ended June 30, 2003	(622)	801	179

Balances at June 30, 2003	$337	$(26,175)	$(25,838)

Note 10—Net Loss per Share:

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(51,027)	$(65,105)	$(75,895)	$(99,806)

Denominator:
Weighted average common shares outstanding	182,554	166,767	182,239	162,513
Weighted average unvested common shares subject to repurchase	(1,768)	(4,775)	(1,996)	(5,393)

Denominator for basic and diluted calculations	180,786	161,992	180,243	157,120

Loss per share—basic and diluted	$(0.28)	$(0.40)	$(0.42)	$(0.64)

The following equity instruments have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Options to purchase common stock at exercise price of $5.30 and $5.60 per share, respectively	31,000	38,900	31,000	38,900
Common stock issuable upon conversion of promissory notes at conversion price of $190.73 per share	2,500	2,500	2,500	2,500
Warrants to purchase common stock at exercise price of $4.34 per share	136	136	136	136

Total	33,636	41,536	33,636	41,536

Additionally, on May 21, 2002, warrants issued to Nokia to purchase approximately 14.2 million shares of common stock have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. The Nokia Warrant was terminated on August 5, 2003.

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

In July 2001, plaintiffs filed a shareholder class action lawsuit against Redback and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how Redback’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Redback to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against Redback and its current and former officers and directors, as well as certain underwriters involved in Redback’s initial public offering. Similar complaints have been filed concerning more than 300 other IPOs; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On July 15, 2002, the issuer defendants filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to the individual defendants in the Redback IPO litigation, without prejudice, subject to a tolling agreement. On February 19, 2003, the Court denied the motion to dismiss Redback’s claims. Settlement discussions on behalf of the named defendants have occurred over the last several months, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and the Company’s insurance carriers. The underwriters are not parties to the proposed settlement. The Company has tentatively agreed to this settlement as of June 30, 2003, provided substantially all of the other defendants also agree to the memorandum of understanding. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement. It is currently anticipated that the settlement will be finalized by late 2004. The Company will continue diligently to pursue its interests in this case.

Inventory Commitments

In addition to amounts accrued in the condensed consolidated financial statements, the Company had future commitments to purchase inventory of approximately $12.4 million as of June 30, 2003.

Note 12—Subsequent Events:

Financial Restructuring

In July 2003, the Company proposed a financial restructuring through either an out of court recapitalization plan or an in-court prepackaged plan of reorganization as discussed in Note 2 to the condensed consolidated financial statements. On August 6, 2003, in connection with the financial restructuring, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (No. 333-107714) for an offer to exchange Common Stock for the aggregate principal amount of the Convertible Notes due in 2007 of $467.5 million and related accrued interest discussed in Note 7 to the condensed consolidated financial statements. The Company intends to file a prospectus/proxy/disclosure statement registered on Form S-4 with the Securities and Exchange Commission in connection with stockholders’ approval of certain matters relating to the proposed financial restructuring.

Upon completion of the proposed financial restructuring as described in Note 2 to the condensed consolidated financial statements, the Company would be required to recognize an expense equal to the fair value of all securities or other consideration transferred in the process in excess of the fair value of securities issuable pursuant to the original conversion terms. Among the securities to be issued, the Company is proposing to issue to its stockholders warrants exercisable for approximately 5.4 million shares of the Company’s common stock with exercise prices of $5.00 and $9.50 per share. The warrants will have an exercise period of seven years. The fair value of these warrants, to be calculated using a Black-Scholes option pricing model, would be recorded as an expense in the statement of operations when the warrants are issued.

Upon completion of the proposed financial restructuring, the Company will perform an interim assessment of the carrying value of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, to determine if an impairment charge is required.

Nokia Warrant

On August 5, 2003, the Company and Nokia agreed to terminate the Common Stock Purchase Warrant issued by the Company to Nokia on May 21, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for fiscal year ended December 31, 2002 and notes thereto included in our Registration Statement on Form S-4 dated as of August 6, 2003 as well as the unaudited condensed financial statements and accompanying notes included herein. Historical results and percentage relationships set forth in these unaudited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics:

•	our product and marketing strategy;

•	increased customer acceptance of our SmartEdge Router and other products;

•	estimates relating to our expected future revenue and growth, gross margins, and R&D and SG&A expenses;

•	future charges associated with workforce reductions;

•	expected sublease income;

•	interest income and the cash requirement for interest expense;

•	our belief that cash and cash equivalents will be sufficient to fund our operations through at least the first quarter of 2004;

•	our going concern valuation;

•	the effects of pursuing the proposed financial restructuring; and

•	the impact of a liquidation if such becomes necessary.

These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of our senior management. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

For additional information about certain risks concerning our business, see our Registration Statement on Form S-4 dated August 6, 2003, and specifically the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Recent Developments

Financial Restructuring

In July 2003, we entered into a lock-up agreement with certain holders of our outstanding notes pursuant to which we are pursuing a financial restructuring through one of the following alternatives: an out-of-court “recapitalization plan,” or an in-court “prepackaged plan of reorganization.”

The recapitalization plan consists of:

•	an offer to exchange all of our outstanding convertible subordinated notes for our common stock;

•	the issuance of warrants exercisable for our common stock to our stockholders;

•	an approximate 73.26:1 reverse stock split of shares of our common stock; and

•	an increase in the number of shares reserved for issuance under our 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan.

The prepackaged plan of reorganization seeks to accomplish the financial restructuring on terms similar to the recapitalization plan through bankruptcy court proceedings.

In the event that the conditions for the consummation of the recapitalization plan are not satisfied, we may seek as an alternative to the recapitalization plan, the confirmation of the prepackaged plan of reorganization, utilizing the “cram down” provisions of the Bankruptcy Code, if necessary. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements and our audited financial statements for fiscal year ended December 31, 2002 do not include any adjustments that might result from the outcome of this uncertainty.

On August 6, 2003, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, or SEC, in connection with the financial restructuring. We intend to file a prospectus/proxy/disclosure statement registered on Form S-4 with the Securities and Exchange Commission in connection with stockholder approval of certain matters relating to the financial restructuring.

The financial restructuring would eliminate nearly all our outstanding indebtedness for borrowed money and create a significant opportunity for us to address our real property operating lease obligations. However, there is no assurance that we will be able to consummate the financial restructuring. If we are not able consummate the financial restructuring, we may not be able to obtain sufficient additional financing to continue to operate our business. The financial restructuring entails these and other risks which we discuss more fully in the Registration Statement on Form S-4 dated August 6, 2003.

NASDAQ National Market Listing

In October 2002, we received notification from The Nasdaq Stock Market, Inc., or Nasdaq, that we were out of compliance with the minimum bid price requirement of $1.00 per share, which is grounds for delisting our common stock from the Nasdaq National Market. We had until June 23, 2003 to regain compliance with the minimum bid requirement in order to avoid delisting. On June 23, 2003, we received a decision from Nasdaq’s listing qualifications panel granting our request for an exception to the minimum bid price requirement to maintain our listing on the Nasdaq National Market. The panel determined to provide us with additional time to allow for developments in the SEC’s rulemaking process. Accordingly, we now have until at least August 23, 2003 to regain compliance with Nasdaq’s minimum bid price requirement.

Nokia Warrant

On August 5, 2003, under an agreement with Nokia Finance International BV (“Nokia”), we terminated the Common Stock Purchase Warrant we issued to Nokia on May 21, 2002 which granted Nokia a right to purchase up to an aggregate of 31.9 million additional shares of common stock.

Board of Directors and Management Changes

On May 7, 2003, a new slate of members was appointed to our board of directors and confirmed by our stockholders. In addition, Daniel Warmenhoven was appointed chairman of the board of directors and William Kurtz was appointed chairman of the audit committee of our board of directors.

In July 2003, Georges Antoun, formerly senior vice president of engineering, product management and marketing, assumed the role of senior vice president of field operations, replacing Joel Arnold, who assumed the role of senior vice president of business development and marketing. Our former vice president of software engineering, Ravi Chandra, is currently acting as head of engineering.

Results of Operations

Net Revenue

Our net revenue decreased 45% to $22.2 million in the three months ended June 30, 2003 from $40.1 million in the prior year comparative period and decreased 25% from $29.5 million in the three months ended March 31, 2003. Our net revenue decreased 36% to $51.7 million in the six months ended June 30, 2003 from $80.6 million in the prior year comparative period. The decrease from the prior year comparative period was primarily a result of decreased product revenue. During the three months ended June 30, 2003, there was a 51% decrease in our product revenue to $16.7 million from the prior year comparative period. Substantially all the product revenue decline related to lower aggregate unit volume sales of both SmartEdge and SMS products. Service revenue decreased 7% from $5.9 million in the three months ended June 30, 2002 to $5.5 million in the three months ended June 30, 2003. Service revenue decreased 13% from $11.8 million in the six months ended June 30, 2002 to $10.3 million in the six months ended June 30, 2003.

Our ability to project revenue is very limited. On a forward-looking basis, we are planning our business on the assumption that our sales will begin to recover in the remainder of 2003. We assume revenue growth accelerates during the remainder of 2003 due to (i) increased customer confidence in purchasing our products as a result of a successful financial restructuring, (ii) stabilization of our SMS business, (iii) growing acceptance of our SmartEdge products and (iv) general economic growth in our target markets as a result of increased use and widespread adoption of broadband access services and increased capital expenditures by telecommunications carriers.

Cost of Revenue; Gross Profit

Gross profit improved from a negative 21% in the three months ended June 30, 2002 to 40% in the three months ended June 30, 2003. Gross profit improved from 9% in the six months ended June 30, 2002 to 40% in the six months ended June 30, 2003. The improvement in the three and six months ended June 30, 2003 is primarily a result of a charge for excess and obsolete inventory recorded in the three and six months ended June 30, 2002, product cost improvements, and decrease in other manufacturing overhead costs.

We took no charges in the three months ended June 30, 2003 for excess and obsolete inventory and $480,000 in the six months ended June 30, 2003. We recorded charges for excess and obsolete inventory of approximately $20.0 million in the three and six months ended June 30, 2002. The charges resulted from the comparison of on hand, on order and committed inventories to various factors including reductions in our anticipated demand.

The lower level of other manufacturing overhead costs resulted from lower departmental spending in our manufacturing and customer support organizations in 2003 since we scaled down our operations to support the lower levels of business we have been experiencing.

On a forward-looking basis, we are planning our business based on the assumption that our gross margin will increase from the 40% gross margins reported in the first six months of 2003, due to (i) a significant product cost reduction from the renegotiation of our supply contract with our contract manufacturer achieved in the second quarter of 2003 and (ii) the ability to spread our fixed overhead costs over a higher assumed product sales volume. The revised prices with our contract manufacturer is up for renegotiation in the second quarter of 2004. However, gross profit could be lower during the remaining months of 2003, subject to a number of factors including:

•	Lower revenue than planned if our SMS business does not remain stable or if our SmartEdge Router revenue is lower than projected.

•	Higher charges from our contract manufacturer as it realizes lower economies of scale or if parts shortages require premium charges or if we are unsuccessful in renegotiations for continuing discounts.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed.

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

•	Increased competition for our products or services, which may affect pricing.

•	Sales of a greater number of our products that have a lower margin associated with them.

Operating Expenses

Research and Development

Our research and development (“R&D”) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures decreased 33% to $16.8 million for the three months ended June 30, 2003 from $25.1 million in the prior year comparative period, and represented 76% and 63% of net revenue in the three months ended June 30, 2003 and 2002, respectively. Our R&D expenditures decreased 26% to $35.4 million for the six months ended June 30, 2003 from $47.4 million in the prior year comparative period, and represented 68% and 59% of net revenue in the six months ended June 30, 2003 and 2002, respectively. The decrease in our R&D expenses in absolute dollars is primarily due to a decrease in salary and related costs consistent with the decrease in our R&D headcount from 365 at June 30, 2002 to 286 at June 30, 2003, and a decrease in the use of consultants, equipment related expenses and office related expenses including license and royalty fees. During April 2003 we restructured our operations through additional reductions in workforce. The research and development functions were primarily affected by the reduction, which will result in reduced R&D expenses going forward. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in further realignment or reductions in R&D resources or a change in the mix of skills with our staff.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 40% to $14.2 million for the three months ended June 30, 2003 from $23.6 million in the prior year comparative period, and represented 64% and 59% of net revenue in the three months ended June 30, 2003 and 2002, respectively. Our SG&A expenditures decreased 34% to $27.7 million for the six months ended June 30, 2003 from $42.1 million in the prior year comparative period, and represented 54% and 52% of net revenue in the six months ended June 30, 2003 and 2002, respectively. The decrease in our SG&A expenditures is primarily due to the decrease in salary and related costs consistent with the decrease in our SG&A headcount from 264 at June 30, 2002 to 161 at June 30, 2003, equipment related expenses, professional services including relocation, recruiting, training and conferences, and a decrease in our sales-related travel expenditures consistent with decreased revenue. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue.

Restructuring Charges

Consolidation of facilities.    During 2001, we recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on all facilities included in our estimates is $22.1 million as of June 30, 2003. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates. We continue to evaluate and review our restructuring accrual for any indications in the market that could require us to change our assumptions for the restructuring accruals already recorded.

During June 2003, we recorded a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Should facilities rental rates continue to decrease in this market or should it take longer than expected to sublease this facility, the actual loss could exceed these estimates. We recorded a charge for the write-off of leasehold improvements related to this facility of $6.3 million.

Workforce reductions.    During April 2003, we restructured our operations through a reduction in our workforce. The research and development functions were primarily affected by the reduction. The affected employees received severance and other benefits pursuant to our benefits program. We recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with Statement of Financial Accounting Standards (“SFAS” ) No. 146.

The movements in our restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
Restructuring accruals at December 31, 2002	$60	$70,552	$70,612
Additions to restructuring	883	16,297	17,180
Cash payments	(943)	(5,808)	(6,751)

Restructuring accruals at June 30, 2003	$—	$81,041	$81,041

The current and long-term portions of the restructuring related reserves are $15.2 million and $65.8 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $50,000 and $133,000 in the three and six months ended June 30, 2003 from $51,000 and $1.0 million in the three and six months ended June 30, 2002 due primarily to certain intangibles now being fully amortized. Total amortization expense for the three months and six months ended June 30, 2003 was approximately $0.7 million and $2.4 million, respectively, of which $0.6 million and $2.2 million, respectively, was recorded in cost of revenue. Total amortization expense for the three and six months ended June 30, 2002 was approximately $5.7 million and $8.2 million, respectively, of which $5.6 million and $7.1 million, respectively, was recorded in cost of revenue.

Stock-Based Compensation

Stock-based compensation decreased 89% to $287,000 in the three months ended June 30, 2003 from $2.6 million in the prior year comparative period. Stock-based compensation decreased 89% to $650,000 in the six months ended June 30, 2003 from $5.8 million in the prior year comparative period. The decrease in stock-based compensation expense in the current year period can be attributed to our accelerated amortization methodology and the reversals of stock-based compensation as a consequence of reductions in work force.

Due to the stock price on the last trading day of the quarter June 30, 2003, there was no stock-based compensation recorded for the voluntary stock option replacement program. In future periods, stock-based compensation using variable accounting relating to the voluntary stock option replacement program may impact results significantly from period to period.

Interest and Other Income.

Interest and other income includes the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2003	2002	2003	2002
Realized gain from investments	$—	$—	$429	$—
Net foreign currency gain (loss)	(615)	117	(1,068)	(106)
Interest income	363	1,351	1,377	2,664
Other income (expense)	288	(49)	188	(133)

Total interest and other income, net	$36	$1,419	$926	$2,425

Interest and other income, net decreased 97% and 62% from the three and six months ended June 30, 2002 to the three and six months ended June 30, 2003, respectively. The change in interest income from $2.4 million in the six months ended June 30, 2002 to $0.9 million in the six months ended June 30, 2003 was due primarily to lower applicable interest rates and the decrease in our invested funds from $144.7 million at June 30, 2002 to $67.4 million at June 30, 2003.

We expect interest income to decrease as a result of the expected use of our cash to fund operations.

Interest Expense

Interest expense decreased 3% to $5.1 million in the three months ended June 30, 2003 from $5.3 million in the prior year comparative period. Interest expense decreased 12% to $10.3 million in the six months ended June 30, 2003 from $11.8 million in the prior year comparative period. Interest expense is primarily attributable to our outstanding Convertible Notes in 2000. The decrease in interest expense from the prior year comparative period is due primarily to:

•	A reduction in the principal balance of our Convertible Notes from $477.5 million at June 30, 2002 to $467.5 million at June 30, 2003, and

•	Amortization of the gain on our terminated interest rate swaps, which is being offset to interest expense on a quarterly basis.

On a forward-looking basis, we anticipate that the cash requirement for interest expense will be approximately $5.8 million on a quarterly basis, without taking into account effects of the financial restructuring or any other financings we are currently contemplating. We expect the cash requirement for interest expense to decrease significantly upon consummation of the financial restructuring. However, there is no assurance that we will be able to consummate the financial restructuring or that we will not need to obtain additional financing upon its consummation. These and other risks associated with the financial restructuring are discussed further in “Risk Factors’ below and in the Registration Statement on Form S-4 which we filed with the SEC on August 6, 2003.

Provision for Income Taxes

No provisions for income taxes have been recorded, as we have incurred net losses since inception. The realization of deferred tax assets is dependent on generating taxable income in the future. As a result of the losses incurred, we have determined that it is more likely than not that these deferred assets will not be realized. Accordingly, we have established a full valuation allowance.

Liquidity and Capital Resources

Our principal source of liquidity as of June 30, 2003 consisted of approximately $67.4 million in cash, cash equivalents, short-term investments of which $29.4 million was restricted cash and investments secured as collateral for loans and lines of credit. The primary contributors to the reduction of this balance from $116.0 million at December 31, 2002 were our net loss before non-cash charges of depreciation, amortizations, impairment of minority investment, impairment of property and equipment, and stock-based compensation of approximately $48.7 million. Other contributors were purchases of property and equipment of approximately $3.8 million, and an increase in accounts receivable of $4.4 million, reduction of accounts payable of $4.1 million, partially offset by increases in deferred revenue of $2.3 million and other long-term liabilities of $10.7 million, and net proceeds from sales of short-term investments of $36.6 million.

Cash used in operating activities was $44.7 million for the six months ended June 30, 2003, compared to $61.7 million in the prior year comparative period. Cash used in operating activities in the six months ended June 30, 2003 resulted primarily from our net loss of $75.9 million, partially offset by depreciation and amortization of $21.7 million. Cash used in operating activities for the six months ended June 30, 2002 resulted primarily from our net loss of $99.8 million, partially offset by depreciation and amortization of $28.8 million and stock compensation expense of $5.8 million.

Cash provided by investing activities was $29.9 million for the six months ended June 30, 2003, compared to $24.6 million in the prior year comparative period. Cash provided by investing activities for the six months ended June 30, 2003 was due primarily to the net sale of investments of $36.6 million, partially offset by changes in restricted cash and investments of approximately $2.8 million and purchases of property and equipment of $3.8 million. Cash provided by investing activities in the six months ended June 30, 2002 was due primarily from net sales of investments of approximately $32.4 million, partially offset by purchases of property and equipment of $7.8 million.

Cash provided by financing activities was $489,000 for the six months ended June 30, 2003, compared to $36.5 million in the prior year comparative period. Cash provided by financing activities for the six months ended June 30, 2003 was primarily due to proceeds from the issuance of common stock of approximately $537,000 and additional borrowings of $1.0 million partially offset by principal payments under capital lease obligations and other borrowings of $920,000 and repurchases of common stock of approximately $140,000. Cash provided by financing activities in the six months ended June 30, 2002 was due primarily to the issuance of common stock to Nokia and from associated stock transactions of $37.4 million, partially offset by approximately $1.0 million for principal payments under capital lease obligations and other borrowings.

In the fourth quarter of 2002, we entered into a $15.0 million line of credit with a bank that expires in December 2003, which was amended in March 2003 to increase the available borrowings to $30.0 million. The line of credit is collateralized by restricted cash of approximately 105% of the outstanding borrowings, which was equal to $13.7 million at June 30, 2003. Borrowings under this line of credit bear interest at an annual rate of the bank’s prime rate which is at a minimum of 4.25%. We had $13.0 million outstanding under this line of credit at June 30, 2003. Under the terms of the agreement for the line of credit, there are no restrictive financial covenants.

To date, we have funded our operations largely through the issuance of debt and equity securities. However, we have incurred substantial losses and negative cash flows from operations since inception and have an accumulated deficit of $5.4 billion at June 30, 2003. For the six months ended June 30, 2003, we incurred a loss from operations of $66.5 million and negative cash flows from operations of $44.7 million.

As of June 30, 2003, we had significant commitments for cash payments that will come due as follows (in millions):

	Six months ending December 31, 2003	2004-2006	2007-2008	After 2008	Total
Repayment of convertible subordinated notes	$—	$—	$468	$—	$468
Interest on convertible subordinated notes	12	70	12	—	94
Lease payments due on properties we occupy	3	14	9	1	27
Lease payments due on properties we currently do not occupy	7	38	24	33	102
Accounts payable to contract manufacturers for inventory on hand	10	—	—	—	10
Payments contracted for IT systems hosting	1	3	—	—	4

Total	$33	$125	$513	$34	$705

We also had purchase commitments with our contract manufacturer in the normal course of operations totaling $12.4 million as of June 30, 2003.

We believe that the completion of the financial restructuring is crucial to our continuing viability. We estimate that our unrestricted liquid assets will be unlikely to cover our estimated funding needs beyond the first quarter of 2004, if the objectives of the financial restructuring are not achieved. If the financial restructuring is not completed, we anticipate that we will need to raise significant additional capital until our revenues are sufficient to fund expected operating expenses, capital expenditures, interest and principal payments and taxes. Unless we complete the financial restructuring, given out current circumstances, we believe that it may prove difficult to obtain this financing in sufficient amounts, on acceptable terms, or at all. In any event, if the growth of the number of customers and the acceptance of our products is slower than expected, our revenues may never become sufficient to fund our expenses, or we may only achieve this point at a later date, if at all. If we fail to obtain additional financing on a timely basis or if the financial restructuring is not consummated, we will not have sufficient liquidity to continue to operate our business and we could default on our commitments to our distribution partners, creditors, or others, and may not have to seek protection in bankruptcy on terms other than the financial restructuring. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of our common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three months and six months ended June 30, 2003, revenue was reduced by approximately $369,000 and $738,000 respectively, for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia has the right to designate one member of our board of directors. As of the date of this report, Nokia does not have a designee seated on our board.

Revenue and accounts receivable from Nokia are reflected as related party transactions in the three and six months ended June 30, 2003, since Nokia became a related party in May 2002. Revenue from Nokia was approximately $916,000 and $5.0 million during the three months ended June 30, 2003 and 2002, respectively and approximately $2.7 million and $6.6 million during the six months ended June 30, 2003 and 2002, respectively.

We also issued to Nokia a Common Stock Purchase Warrant allowing Nokia the right to purchase an additional number of shares of common stock up to an aggregate of approximately 31.9 million shares of common stock. The warrant was terminated on August 5, 2003.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) finalized Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. The Company has adopted EITF No. 00-21 for revenue arrangements entered into in the quarter ending September 30, 2003. This adoption is not expected to have a material impact on our financial statements and related disclosures.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003 For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied in the quarter ending September 30, 2003. This adoption is not expected to have a material impact on our financial statements and related disclosures.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. We are in the process of assessing the effect of SFAS No.150 and do not expect the implementation of the pronouncement to have a material effect on our financial condition or results of operations.

RISK FACTORS

If the financial restructuring is not completed, we may not be able to obtain the substantial additional financing we need to continue to operate our business.

As of June 30, 2003, we had cash, cash equivalents and short-term investments of approximately $67.4 million, of which approximately $29.4 million was restricted as collateral for secured loans or letters of credit. We anticipate that our unrestricted liquid assets are likely to be sufficient to cover our estimated funding needs only through the first quarter of 2004, unless the financial restructuring is consummated or we raise additional funds from investors or lenders. We are not aware of credible sources of financing that might reasonably be available to us in the event that the financial restructuring fails.

We have substantial obligations which adversely affect our financial condition. We have significant cash principal and interest payments under our indebtedness coming due in the next several years. Unless the financial restructuring occurs, we will be required to make the following principal and interest payments on our long-term debt: approximately $11.7 million during the remainder of 2003, approximately $23.4 million in each of the next three years; and approximately $479.2 million in 2007. In addition, we have substantial future rental payment obligations under our real property operating leases, including approximately $10.3 million for the remainder of 2003, $20.5 million in 2004, $17.4 million in 2005, $16.0 million in 2006, $15.6 million in 2007, $15.4 million in 2008 and $5.9 million in 2009.

If we are not able to complete the financial restructuring through either the recapitalization plan or the prepackaged plan of reorganization, we may be forced to seek protection under Chapter 11 of the Bankruptcy Code and to try to reorganize on terms other than the prepackaged plan of reorganization. Any such bankruptcy proceeding, however, is likely to be a longer proceeding, more expensive and more disruptive to our business than the bankruptcy proceeding contemplated by the prepackaged plan of reorganization and may result in material harm to our financial condition and results of operations.

These and other risks associated with the financial restructuring are discussed further in the Registration Statement on Form S-4 filed with the SEC on August 6, 2003.

We may be unable to obtain additional funding during the course of the financial restructuring.

Even if we complete the financial restructuring, our expenses may continue to exceed our revenues, which may require us to seek additional capital during the course of the financial restructuring. We cannot assure you, however, that additional capital will be available on acceptable terms, or at all.

Currently, we are in discussions with two potential lenders with a view to arranging financing under one of two possible proposals. However, under the terms of the lock-up agreement in connection with the financial restructuring we must obtain the consent of certain of our noteholders before we can incur indebtedness for borrowed money. We cannot assure you that we will be able to obtain the necessary noteholders’ consent to incur such indebtedness, or that we will be able to secure financing pursuant to either of these financing proposals or any other financing proposal on favorable terms, or at all, even if we are able to obtain the necessary consent.

These and other risks associated with the financial restructuring are discussed further in the Registration Statement on Form S-4 filed with the SEC on August 6, 2003.

An alternative to the financial restructuring may not be available to us and, even if available and completed, may be less attractive than the financial restructuring.

We believe that the completion of the financial restructuring is critical to our continuing viability. If the financial restructuring is not completed either through the recapitalization plan or the prepackaged plan of reorganization, we may be forced to seek an alternative restructuring of our capitalization and our obligations to our creditors and equity holders and obtain their consent to any such financial restructuring plan with or without a pre-approved plan of reorganization or otherwise. An alternative financial restructuring arrangement or plan may not be available, or if available, may not result in a successful reorganization or be on terms as favorable to our creditors and equity holders as the terms of the financial restructuring. In addition, there is a risk that distributions to our creditors and equity holders under a liquidation or under a protracted and non-orderly reorganization would be substantially delayed and diminished.

If we effect the financial restructuring through the prepackaged plan of reorganization, we may need additional financing following confirmation of the prepackaged plan of reorganization, which may not be available.

Confirmation of the prepackaged plan of reorganization will eliminate nearly all of our outstanding indebtedness for borrowed money and, we expect, will significantly reduce our real property lease obligations. However, our business requires significant capital and even after giving effect to the confirmation of the prepackaged plan of reorganization, we may need additional funding before our revenues are sufficient to cover expected operating expenses, capital expenditures, interest and principal payments and taxes. Our actual funding requirements could also vary materially from our current estimates due to lower than expected operating results or general economic and other factors outside our control. We may have to raise more funds than expected to remain in business and continue to develop and market our products and services. Our expenses may continue to exceed our revenue and that may require us to raise additional capital. If we are unable to secure additional funding prior to seeking confirmation of the prepackaged plan of reorganization, the bankruptcy court may determine that the prepackaged plan of reorganization is not feasible, which is a prerequisite to obtaining court approval of the plan.

We cannot predict the amount of time we would spend in bankruptcy for the purpose of implementing the prepackaged plan of reorganization, and a lengthy bankruptcy proceeding would disrupt our business, as well as impair the prospect for reorganization on the terms contained in the proposed plan of reorganization.

If we implement the prepackaged plan of reorganization, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy, and we cannot be certain that the prepackaged plan would be confirmed. Even if confirmed on a timely basis, a bankruptcy proceeding to confirm the prepackaged plan could itself have an adverse effect on our business. A lengthy bankruptcy proceeding would also involve additional expenses and divert the attention of management from operation of our business, as well as creating concerns for employees, suppliers and customers.

If we are unable to obtain confirmation of the prepackaged plan of reorganization on a timely basis, we may be forced to operate in bankruptcy for an extended period while we try to develop a different reorganization plan that can be confirmed. A protracted bankruptcy case would increase both the probability and the magnitude of the adverse effects.

If we are not able to complete the financial restructuring through the prepackaged plan of reorganization, we may be forced to seek protection under Chapter 11 of the Bankruptcy Code and to try to reorganize on terms other than the prepackaged plan of reorganization. Any such bankruptcy proceeding, however, is likely to be a longer proceeding, more expensive and more disruptive to our business than the bankruptcy proceeding contemplated by the prepackaged plan of reorganization and may result in material harm to our financial condition and results of operations.

The going concern explanatory paragraph contained in the report of our independent accountants may have a material adverse effect on our business.

Our consolidated financial statements included in the registration statement on Form S-4 dated August 6, 2003 have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of PricewaterhouseCoopers LLP, our independent accountants, on our financial statements as of and for the year ended December 31, 2002 includes an explanatory paragraph that states that there is substantial doubt about our ability to continue as a going concern. You should carefully review the report of PricewaterhouseCoopers. The going concern explanatory paragraph could be of concern to our customers, suppliers and other business partners, and our competitors are likely to seek to exploit the going concern explanatory paragraph to our disadvantage. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our common stock may be delisted from the Nasdaq National Market.

In October 2002, we received notification from The Nasdaq Stock Market, Inc., or Nasdaq, that we were out of compliance with Nasdaq’s minimum bid price requirement of $1.00 per share and that we had 90 calendar days, or until January 13, 2003, to regain compliance. We were unable to regain compliance by that date. A hearing before the Nasdaq listing qualifications panel to appeal the decision to delist our common stock was held on February 20, 2003. On March 11, 2003, the SEC approved certain changes to Nasdaq’s bid price rules, which effectively gave us an additional 90 calendar days until April 14, 2003, to regain compliance for minimum price of $1.00. On March 25, 2003, we received notification from Nasdaq that we were granted a 90 day extension to allow for additional developments in the rulemaking process. On June 23, 2003, Nasdaq granted us an additional 60 day extension. Accordingly, we have until August 23, 2003 to regain compliance with Nasdaq listing requirements.

If we are unable to regain compliance by August 23, 2003, or if Nasdaq does not otherwise grant us another extension, we intend to request that we remain listed on the Nasdaq National Market until our stockholders vote on the reverse stock split that is part of the recapitalization plan. However, there is no assurance that Nasdaq will grant this request. Moreover, consummation of the recapitalization plan, nay not the effect of increasing the minimum bid price of our common stock, and we may not be successful in maintaining the listing of our common stock on the Nasdaq National Market.

If our common stock is delisted from the Nasdaq National Market, we will consider applying for transfer to the Nasdaq SmallCap Market, until we can again meet the minimum bid pricing and other requirements of the Nasdaq National Market. If we are unable to meet and maintain the requirements to transfer to the Nasdaq SmallCap Market, our common stock will be traded on the Over-the-Counter Bulletin Board. Delisting could seriously limit the liquidity of our common stock and impair our ability to raise future capital through the sale of our equity or debt, which could have a material adverse effect on our business. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock and bonds. Delisting could also adversely affect our relationships with our vendors and customers.

If we pursue the prepackaged plan of reorganization in the financial restructuring, Nasdaq may suspend or terminate listing of our common stock.

Nasdaq has a unilateral right to suspend or terminate the listing of our common stock if we file our prepackaged plan of reorganization or any other plan of reorganization under the Bankruptcy Code. If our stockholders do not approve the recapitalization plan we propose in the financial restructuring, we may determine to file our prepackaged plan of reorganization and Nasdaq may exercise its discretion to suspend or terminate our listing.

Risks associated with the financial restructuring are discussed further in the Registration Statement on Form S-4 filed with the SEC on August 6, 2003.

The financial restructuring could result in a significant reduction in the price of our common stock.

This issuance of common stock in connection with the financial restructuring could materially depress the price of our common stock if holders of a large number of shares of common stock attempt to sell all or a substantial portion of their holdings following the financial restructuring. We cannot predict the level of demand for our stock the number of shares of our common stock that will be offered for sale or be sold, or the price at which our common stock will trade following the financial restructuring. There are no agreements or other restrictions that prevent the sale of a large number of our shares of common stock immediately following the financial restructuring.

Risks associated with the financial restructuring are discussed further in the Registration Statement on Form S-4 filed with the SEC on August 6, 2003.

If our common stock is deemed a “penny stock,” its liquidity will be adversely affected.

The market price for our common stock is currently below $1.00 per share. If the market price for our common stock remains under $1.00 per share, our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be delivered to each purchaser of a penny stock, disclosing sales commissions and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These additional conditions may cause some brokers to choose not to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

To date, we have incurred significant losses and we have not generated enough cash from operations to finance our business.

To date, we have not been profitable. We incurred net losses of approximately $75.9 million in the six months ended June 30, 2003, $186.9 million during fiscal year 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we will continue to expend substantial funds in fiscal year 2003. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of June 30, 2003, we had cash, cash equivalents, short-term investments and restricted cash and investments of $67.4 million, down from $116.0 million at the end of 2002. Of this cash balance of $67.4 million, $29.4 million was restricted as to secured loans or letters of credit. Although we believe that we maintain adequate cash and investment balances to last through the first quarter of 2004, this belief is based on our belief that we will realize annual revenue at least consistent with that of 2002, reduce our product costs and be able to appropriately manage our operating expenses. However, revenues for the six months ended June 30, 2003 were $51.7 million, as compared with $80.6 million for the corresponding period in 2002. With respect to expenses, we expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability, and we may fail to do so. In addition, a further decline in the telecommunications market will have a negative effect on our revenue, and consequently, on our cash and cash equivalents.

If revenue is less than we anticipated or if our costs are greater than anticipated, we may need to raise additional funds by alternative financings in order to meet our cash requirements, whether or not we consummate the financial restructuring. We may also choose to raise additional funds to reduce our outstanding debt and the corresponding interest payments. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that we will be permitted to do so under the terms of our existing financing arrangements, or our financing arrangements in effect in the future. In the absence of such financing, our ability to fund our operations, respond to changing business and economic conditions, reduce our outstanding debt and related interest payments, make future acquisitions, react to adverse operating results, fund required capital expenditures or increased working capital requirements will be adversely affected.

Our business and results of operations may be negatively impacted due to our cash needs and debt load.

We have substantial amounts of outstanding indebtedness and commitments, primarily in the form of convertible notes, borrowings under our senior credit facility, and long-term real estate commitments. The degree to which we are leveraged, coupled with our cash needs, could have significant negative consequences, including:

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

Many of our vendors, customers and others upon whom we depend have had unfavorable experiences in their dealings with distressed companies in the current industry downturn, and are worried about our current circumstances. We are seeking to address these concerns by offering the recapitalization plan, and, if necessary, the pursuit of the prepackaged plan of reorganization. However, since there can be no assurance that one or the other of these methods of financial restructurings will be successful, anxieties among our business partners may persist and make it difficult for us to retain key employees, obtain quality goods and services on reasonable terms and conditions, and sell our products and services on favorable terms and conditions. Any resulting difficulties in our operating performance would likely materially worsen such problems.

Our operating plan is based on assumptions concerning the realization of a certain level of revenues, and there is no guarantee that those goals are achievable.

Our operating plan is subject to great uncertainty because we have limited visibility into our business prospects and difficulty predicting the amount and timing of our revenue. For example, in the first two quarters of 2003, we did not achieve our revenue plan, and consequently, our losses were greater than anticipated and our stock price dropped significantly. Specifically, the sales cycle is difficult to predict with respect to our SmartEdge® Router products due to our customers’ and potential customers’ needs fully to evaluate these products and compare them to competitive products. The difficulty in predicting the sales cycle is aggravated by the fact that we have a limited backlog of orders continuing into 2003.

Additionally, many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenue. Customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our products to become more susceptible to extensive testing and internal review and approval cycles by our customers, the length and outcome of which is difficult to predict. This is particularly true for larger customers who represent a significant percentage of our sales and for whom our products represent a very small percentage of their overall purchasing activity. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of the customer. Our customers’ current capital constraints also makes it difficult for them to commit in advance to buy our products in any given quarter. If sales from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

Our projected results are also based upon assumptions about our overall cost-structure which could prove unreliable. For example, if our current pricing arrangement with our contract manufacturer, which is up for renegotiation in the second quarter of 2004, is not renewed beyond its current term, or is renegotiated on terms less favorable to us, our results of operations and financial condition could be materially harmed.

Our operating results will suffer if we do not successfully commercialize our product lines.

Our product line expanded when we began shipping our SmartEdge Router product in the fourth quarter of 2001. In addition, we have introduced new technologies in 2002 and 2003. In the fourth quarter of 2002 we introduced new technology for the SMS™ 10000, a product known as SMS 10000 SL. In the second quarter of 2003, we introduced the SmartEdge Service Gateway. The growth of our business is highly dependent on customer acceptance of the SmartEdge Router product, the SMS 10000 SL product and SmartEdge Service Gateway. If sales of these products do not meet our 2003 operating plan expectations, our operating results, financial condition or business prospects may be negatively impacted.

There are a limited number of potential customers for our products.

Our customers include both end-user customers and resellers. During the six months ended June 30, 2003, revenue from product purchases by NEC and British Telecom accounted for approximately 14% and 9% of our revenue, respectively. During the six months ended June 30, 2002, revenue from product purchases by Verizon and Sumitomo accounted for approximately 19% and 13% of our revenue, respectively. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers.

Our future success depends in large part on sales to companies in the telecommunications sector, which has been depressed.

We are highly dependent on sales to companies in the telecommunications sector. Over the last two years, this sector has been depressed. Our future depends on a rebound in the telecommunications sector because our sales depend on the increased use and widespread adoption of broadband access services, increased capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis), and the ability of our customers to market and sell broadband access services. If the telecommunications industry does not recover or broadband deployments do not increase steadily, our customers may continue to encounter a shortage of capital, forego sustained or increased level of capital investments, and reevaluate their need for our products. Recovery of the telecommunications sector is beyond our control, and if it fails to recover in the near future, our revenues may be less than we currently anticipate, and our business will suffer.

We face risks due to our reliance on sales in international markets.

We have become increasingly reliant on sales to international customers during the last two years. During the six months ended June 30, 2003 and 2002, we derived approximately 67% and 55%, respectively, of our revenue from sales to international customers. Our growing international presence exposes us to risks including:

•	political, legal and economic instability in many parts of the world;

•	protectionist tariffs and other unpredictable regulatory requirements;

•	difficulties in managing operations across disparate geographic areas;

•	foreign currency fluctuations;

•	reduced or limited protection of our intellectual property rights;

•	dependence on local and global resellers;

•	greater expenses associated with customizing products for foreign countries;

•	longer accounts receivable cycles; and

•	disruptions to our business related to widespread disease or other medical conditions.

For example, operating results were negatively impacted in the second fiscal quarter of 2003 due to worldwide travel restrictions imposed in conjunction with the recent outbreak of SARS in Asia and Canada.

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

In order to preserve our going concern credibility with key customers, suppliers, employees and other parties in interest, it is important for us to maintain successful relationships with our key suppliers. This means that we need to deal with them on fair and reasonable terms in the recapitalization plan and in any prepackaged plan of reorganization, since if we were to threaten their interests (which we do not intend to do) their withdrawal of support and exercise of defensive rights could negatively impact our ability to successfully conclude any financial restructuring. No assurance can be given, however, that the financial restructuring will be achieved in any form, or that even if achieved, it would successfully enable us to avoid those difficulties.

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

As of June 30, 2003, we have filed over 100 patent applications in the United States, over 20 international patents, and have been granted two U.S. patents. The patent applications may not result in the issuance of any additional patents. Any patent that is issued might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

These and additional risks associated with our intellectual property are discussed further in the Registration Statement on Form S-4 filed with the SEC on August 6, 2003.

Necessary licenses of third-party technology may not be available to us or may be very expensive.

We may be required to license technology from third parties to develop new products or product enhancements. However, these licenses may not be available to us on commercially reasonable terms, if at all. Additionally, if we pursue the prepackaged plan of reorganization in the financial restructuring, we may not be able to maintain the benefit under certain of our intellectual property licenses.

The inability to obtain any third-party licenses required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost either of which could seriously harm our business, financial condition and results of operations. If we pursue the prepackaged plan of reorganization in the financial restructuring, we may not be able to maintain the benefit under certain of our intellectual property licenses.

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

In 2002, we were a defendant in a securities class action litigation, which is still pending. We remain at risk of additional litigation, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc. and remain at risk of obtaining liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations. Moreover, if additional, unforeseen litigation should arise that may involve material exposure, that would increase the likelihood of our seeking to pursue the prepackaged plan of reorganization alternative to the recapitalization plan under the financial restructuring.

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

The size of our workforce has experienced rapid fluctuations over the last few years, as we grew from 270 employees as of December 31, 1999, to 1,180 employees as of December 31, 2000, then contracted to 820 employees at December 31, 2001, decreased to 596 at December 31, 2002 and decreased further to 508 at June 30, 2003, as a result of operational restructuring activities. Many members of our senior management joined the company in 2001. Additionally, we streamlined our management structure in early 2003, and appointed a new chief financial officer and senior vice president of engineering, who subsequently assumed the role of vice president of field operations. We have appointed a replacement to act as the head of engineering but there is no assurance that the appointment is permanent or that we will be able to find a permanent replacement. Moreover, our current financial and operational condition, including but not limited to our liquidity concerns, makes it especially challenging to attract and retain highly qualified management, skilled engineers and other knowledgeable workers in an industry where competition for skilled personnel is intense. Our future performance depends, in part, on the ability of our restructured senior management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel. The loss of the services of key personnel or the inability to continue to retain, attract or assimilate qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

Our ability to attract and retain key personnel may become even more difficult if we determine to pursue the prepackaged plan of reorganization in the financial restructuring because our key employees may feel apprehensions about the bankruptcy process and the terms of the plan, which include cancellation of any unexercised stock options held by our current employees.

Risks associated with the financial restructuring are discussed further in the Registration Statement on Form S-4 filed with the SEC on August 6, 2003.

One of our officers is facing a civil SEC lawsuit related to his previous employment.

On February 25, 2003, the SEC filed a civil lawsuit against eight current and former officers and employees of Qwest Communications, regarding activities that occurred while each was employed at Qwest. One of the individuals named is Joel Arnold, our Senior Vice President of Strategy and Marketing, who was formerly Executive Vice President of Qwest’s Global Business Unit. The SEC is seeking, among other remedies, that Mr. Arnold and four other defendants be permanently barred from serving as an officer or director of any public company.

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

We may continue to record reserves for currently unused leased facilities.

In 2001, we recorded reserves for unused facilities totaling approximately $96.6 million. In addition, we have approximately 418,000 square feet of unoccupied office space available for sublease. We may experience difficulties in subleasing this space because substantial excess office space is available for rent in the Silicon Valley. We consolidated our San Jose operations from two buildings into one during the second quarter of 2003, which resulted in a one-time restructuring charge of $23.5 million. If we are unable to sublease some or all of this unused space, we will have to continue to record reserves for the unused facilities. Additionally, we may experience unanticipated expenses or delays in our product development in connection with any such consolidation.

As part of the financial restructuring, we intend to re-negotiate with our landlords certain of our real property leases. There is no guarantee that these discussions will be successful or that the terms of any restructured leases will be materially more favorable than the current terms, although, we have agreed under the lock-up agreement to reject certain leases under the prepackaged plan of reorganization if it becomes necessary to effect the financial restructuring through a prepackaged bankruptcy proceeding.

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

The recent outbreak of severe acute respiratory syndrome (SARS), a disease of unknown etiology that has caused numerous deaths in Asia, North America and Europe, could continue to have a negative impact on our operations. In particular, we have both customers and sales personnel third party suppliers located in the affected areas of Asia and Canada, and therefore, our normal operating processes could be hindered by a number of SARS-related factors, including, but not limited to:

•	disruptions to our sales personnel and process in affected locations;

•	disruptions at our third-party suppliers located in affected locations;

•	disruptions in our customers’ operations in affected locations; and

•	reduced travel between ourselves, customers, and suppliers.

If the number of cases continues to rise or spread to other areas, our sales and operating results could be harmed.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

As of June 30, 2003, we maintained cash, cash equivalents, short-term investments, and restricted cash and investments of $67.4 million and long-term restricted cash of $1.7 million, of which $29.4 million was unrestricted. We also had debt and capital leases with fixed and variable interest rates with principal amounts totaling $481.3 million. If interest rates were to change by 10%, interest expense would not increase significantly, largely due to the fixed interest rates on the majority of our borrowings. We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At June 30, 2003 and December 31, 2002, our primary net foreign currency exposures were in Canadian dollars, Euros, Australian dollars, Singaporean dollars, Taiwanese dollars, and British pounds. At June 30, 2003, we held net foreign currency forward contracts to hedge future cash outflows to our subsidiaries with an aggregate face value of approximately $1.9 million, to mitigate exposure related to intercompany balances with our European subsidiaries and to mitigate future payments in Euros related to funding requirements for our subsidiaries. We record these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

A 10% adverse move in currency exchange rates affecting the contracts from their June 30, 2003 levels would decrease the fair value of the forward contracts by an immaterial amount. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to income or cash flows. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial.

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

In July 2001, plaintiffs filed a shareholder class action lawsuit against us and our former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how our underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and us to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against us and our current and former officers and directors, as well as certain underwriters involved in our initial public offering. Similar complaints have been filed concerning more than 300 other IPOs; all of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On July 15, 2002, the issuer defendants filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to the individual defendants in the IPO litigation against us, without prejudice, subject to a tolling agreement. On February 19, 2003, the Court denied the motion to dismiss our claims. Settlement discussions on behalf of the named defendants have occurred over the last several months, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and our insurance carriers. The underwriters are not parties to the proposed settlement. We tentatively agreed to this settlement as of June 30, 2003, provided substantially all of the other defendants also agree to the memorandum of understanding. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement. It is currently anticipated that the settlement will be finalized by late 2004. We will continue diligently to pursue our interests in this case.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 7, 2003.

Kevin A. DeNuccio, Gaurav Garg, Promod Haque, Donald J. Listwin, William Kurtz, and Daniel J. Warmenhoven were elected as directors. The results of the voting were as follows:

Election of Directors	For	Withheld
Kevin A. DeNuccio	153,232,793	1,101,157
Gaurav Garg	153,064,168	1,269,782
Promod Haque	152,447,548	1,886,402
William Kurtz	152,469,445	1,864,505
Donald J. Listwin	153,607,047	726,903
Daniel J. Warmenhoven	153,597,838	736,112

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 2003 was approved. The results of the voting were as follows:

	For	Against	Abstain	Total
Votes	152,561,708	1,869,610	0	154,431,318

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit Number	Description

10.1	Lock-Up Agreement by and among Redback Networks Inc. and certain holders of its outstanding notes listed on Schedule A thereto, dated July 6, 2003 (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Redback Networks Inc. (File No. 000-25853), as filed with the Securities and Exchange Commission on July 8, 2003.)

10.2	Amendment Number One to Common Stock Purchase Warrant by and between Redback Networks Inc. and Nokia Finance International B.V. dated August 5, 2003.

10.3	Lease Termination Agreement by and between Redback Networks Inc. and AMB Property, L. P. dated May 30, 2003.

10.4	Employment Agreement by and between Redback Networks, Inc. and Thomas Cronan III dated January 15, 2003.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

On April 16, 2003, the Company filed a Current Report on Form 8-K (Item 12—Results of Operations and Financial Condition) to report the announcement of its financial results for the second fiscal quarter of 2003.

On May 1, 2003, the Company filed a Current Report on Form 8-K (Item 5—Other Events) to report the announcement of the agreement to settle the Company’s lawsuit against Nortel Networks, Inc.

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

Date:    August 14, 2003