Form 10-Q
period 2003-09-30
REDBACK NETWORKS INC
filed 2003-11-14
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-25853

REDBACK NETWORKS INC.

(Debtor-in-Possession as of November 3, 2003)

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock as of November 10, 2003 was 183,009,388 shares.

REDBACK NETWORKS INC.

(Debtor-in-Possession as of November 3, 2003)

FORM 10-Q

September 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

(Debtor-in-Possession as of November 3, 2003)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$9,053	$22,995
Short-term investments	5,493	66,506
Restricted cash and investments	29,350	26,545
Accounts receivable, less allowances of $1,942 and $3,262	14,944	5,992
Accounts receivable from related party	2,745	1,754
Inventories	7,844	10,143
Other current assets	7,387	7,414

Total current assets	76,816	141,349
Property and equipment, net	34,125	61,475
Goodwill	431,742	431,742
Intangible assets, net	1,070	4,358
Other assets	18,973	21,820

Total assets	$562,726	$660,744

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Convertible notes	$484,754	$—
Borrowings and capital lease obligations, current	13,561	13,122
Accounts payable	13,596	16,797
Accrued liabilities	56,576	64,407
Deferred revenue	9,099	8,184

Total current liabilities	577,586	102,510
Convertible notes	—	488,140
Other long-term liabilities	64,540	56,631

Total liabilities	642,126	647,281

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common Stock: $0.0001 par value; 750,000 shares authorized; 183,007 and 181,986 shares issued and outstanding, respectively	5,376,564	5,376,163
Deferred stock-based compensation	(1,000)	(1,845)
Notes receivable from stockholders	(15)	(47)
Accumulated other comprehensive loss	(26,175)	(26,017)
Accumulated deficit	(5,428,774)	(5,334,791)

Total stockholders’ equity (deficit)	(79,400)	13,463

Total liabilities and stockholders’ equity (deficit)	$562,726	$660,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

(Debtor-in-Possession as of November 3, 2003)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Product revenue	$18,841	$9,252	$57,586	$71,514
Related party product revenue	2,724	3,157	5,409	9,717
Service revenue	5,794	4,998	16,088	16,815

Total revenue	27,359	17,407	79,083	98,046

Product cost of revenue	6,514	26,503	30,984	90,498
Service cost of revenue	3,142	3,710	9,537	12,892

Total cost of revenue	9,656	30,213	40,521	103,390

Gross profit (loss)	17,703	(12,806)	38,562	(5,344)

Operating expenses:
Research and development (1)	15,635	20,018	51,015	67,372
Selling, general and administrative (1)	15,328	15,726	43,008	57,849
Restructuring charges	—	—	23,494	1,612
Amortization of intangible assets	33	51	166	1,086
Stock-based compensation	200	1,833	850	7,600

Total operating expenses	31,196	37,628	118,533	135,519

Loss from operations	(13,493)	(50,434)	(79,971)	(140,863)

Other expense, net:
Interest and other income, net	855	764	1,781	3,189
Interest expense	(5,450)	(3,216)	(15,793)	(15,018)

Other expense, net	(4,595)	(2,452)	(14,012)	(11,829)

Net loss	$(18,088)	$(52,886)	$(93,983)	$(152,692)

Net loss per share—basic and diluted	$(0.10)	$(0.30)	$(0.52)	$(0.94)

Shares used in computing basic and diluted net loss per share	182,527	173,517	181,007	162,630

(1) Amounts exclude stock-based compensation as follows:
Research and development	$92	$1,122	$460	$4,322
Selling, general and administrative	108	711	390	3,278

Total	$200	$1,833	$850	$7,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

(Debtor-in-Possession as of November 3, 2003)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,983)	$(152,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,672	30,320
Amortization of intangible assets	3,324	10,057
Amortization of deferred swap gain	(3,387)	(561)
Impairment of minority investments	336	—
Stock-based compensation	850	7,600
Write-off of property and equipment	6,785	—
Changes in assets and liabilities:
Accounts receivable, net	(9,943)	26,020
Inventories	(383)	47,227
Other assets	4,653	(1,781)
Accounts payable	(3,201)	(25,011)
Accrued liabilities	(7,830)	(29,644)
Deferred revenue	915	253
Other long-term liabilities	8,532	19,820

Net cash used in operating activities	(65,660)	(68,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,878)	(12,207)
Purchases of short-term investments	(7,476)	—
Sales of short-term investments	67,620	18,292
Changes in restricted cash	(2,805)	7,902

Net cash provided by investing activities	51,461	13,987

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	552	37,322
Repurchases of Common Stock	(144)	—
Principal payments on capital lease obligations and borrowings	(1,183)	(1,276)
Proceeds from bank borrowings, net	1,000	—
Proceeds from stockholder notes receivable	32	—

Net cash provided by financing activities	257	36,046

Net decrease in cash and cash equivalents	(13,942)	(18,359)
Cash and cash equivalents at beginning of period	22,995	65,642

Cash and cash equivalents at end of period	$9,053	$47,283

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,097	$12,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of the Company:

Redback Networks Inc. (“Redback” or the “Company”) is a leading provider of broadband networking systems that enables carriers and service providers to rapidly deploy high-speed access and services to the Internet and corporate networks. Redback’s product lines, which consist of the SMS™ family of subscriber management systems and the SmartEdge® product families, combine networking hardware and software. These product families are designed to enable Redback’s customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Liquidity and Bankruptcy Proceedings

As previously announced, the Company entered into a lock-up agreement with certain holders of its outstanding 5% convertible subordinated notes due 2007 pursuant to which the Company agreed to pursue a financial restructuring through one of two alternatives: — an out of court financial restructuring, or “recapitalization plan” or an in-court financial restructuring, or “prepackaged plan of reorganization.” Because certain conditions to the recapitalization plan were not satisfied within the required timeframe the Company was unable to complete the recapitalization plan. Subsequently, the Company pursued a financial restructuring through its prepackaged plan of reorganization and voluntarily filed a petition of reorganization under Chapter 11 of the United States Bankruptcy code on November 3, 2003. The petition was filed with the United States Bankruptcy Court for the District of Delaware. The case has been assigned to the Honorable Charles G. Case, II under case number 03-13359. The petition affects only the Company’s U.S. corporate parent and does not include any of its subsidiaries. The Company is currently operating its business as a debtor-in-possession.

The prepackaged plan of reorganization, if confirmed by the Bankruptcy Court, would provide for, among other things:

•	the cancellation of all of the Company’s outstanding convertible subordinated notes in exchange for shares of the Company’s common stock;

•	the issuance of warrants exercisable for the Company’s common stock to the Company’s stockholders;

•	an approximate 73.39:1 reverse stock split of shares of the Company’s common stock;

•	an increase in the number of shares reserved for issuance under the Company’s 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan; and

•	the rejection of all the Company’s domestic leases.

The hearing for confirmation of the prepackaged plan of reorganization is presently scheduled for December 19, 2003. The Company believes it has obtained the necessary votes required to confirm the prepackaged plan of reorganization, subject to approval by the Bankruptcy Court.

If approved by the Bankruptcy Court, the implementation of the prepackaged plan of reorganization is expected to take approximately 60 days.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain assets and liquidation of certain liabilities are subject to significant uncertainty. Further, the prepackaged plan of reorganization could materially change the amounts and classifications reported in the unaudited condensed consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of the prepackaged plan of reorganization.

The Company has not made the interest payment on its pre-petition convertible subordinated notes that was due on October 1, 2003. Under the terms of the indenture governing the pre-petition convertible subordinated notes, the continued failure to pay interest constituted an event of default as of October 31, 2003. Accordingly, the accompanying consolidated balance sheet as of September 30, 2003 reflects the classification of the Company’s pre-petition convertible subordinated notes as current.

On November 12, 2003, the Company executed a definitive agreement to obtain a debtor-in-possession revolving credit facility with Abelco Finance LLC, or the DIP facility, up to an amount of $25 million. The DIP facility has a term of one year and bears interest at JPMorgan Chase Bank’s prime rate plus 3.5%. On November 5, 2003, the Bankruptcy Court issued an interim approval of the DIP facility, which allows the Company to draw on the DIP facility in an amount not to exceed $15.7 million. The Company has a letter of credit issued for the benefit of its contract manufacturer. On November 12, 2003, that letter of credit was treated as issued under the Company’s DIP facility, and the cash collateral that had been securing that letter of credit was released to the Company. As a result, the cash that previously collateralized the letter of credit is no longer restricted. A Bankruptcy Court hearing is scheduled for December 8, 2003 to seek final approval of the DIP facility which is expected to allow the Company to draw down on the remaining $9.3 million, if necessary, and as permitted under the DIP facility. The DIP facility is secured by substantially all of the assets of the company and is subject to restrictive covenants and reporting requirements

The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations as set forth in the relevant orders, which include the claims of specific trade creditors to a specified amount and employee wages and benefits in the ordinary course of business.

Beginning in the fourth quarter of 2003, the Company will be required to follow Statement of Position 90-7 (“SOP 90-7“), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. Obligations of the Company’s subsidiaries not covered by the Filing will remain classified on the consolidated balance sheet based upon maturity dates or the expected dates of payment. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Note 2— Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the audited financial statements included in the Company’s 2002 Annual Report on Form 10-K and the Registration Statements on Form S-4 dated October 10, 2003 (File Nos. 333-107714 and 333-108170). Results for interim periods are not necessarily indicative of results for the entire fiscal year. Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

To date, the Company has funded its operations largely through the issuance of debt and equity securities. However, the Company has incurred substantial losses and negative cash flows from operations since inception and has an accumulated deficit of $5.4 billion at September 30, 2003. For the nine months ended September 30, 2003, the Company incurred a loss from operations of $80.0 million and negative cash flows from operations of $65.7 million.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Significant estimates in these Consolidated Financial Statements include restructuring reserves, allowances for doubtful accounts receivable, warranty reserves, asset and investment impairments, net realizable value for inventories, and income tax valuation allowances. Actual results could differ from those estimates.

Warranty reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty in the nine months ended September 30, 2003 and 2002 are as follows:

	Nine months ended September 30,
	2003	2002
	(in thousands)
Beginning balance at December 31	$2,304	$1,787
Charges to costs and expenses	373	1,867
Warranty expenditures	(1,056)	(1,300)

Ending balance at September 30	$1,621	$2,354

Significant Customers

During the three months ended September 30, 2003, three customers accounted for 22%, 18%, and 10% of the Company’s total revenue. During the three months ended September 30, 2002, two customers accounted for 18% and 13% of the Company’s total revenue. During the nine months ended September 30, 2003, one customer accounted for 14% of the Company’s revenue. During the nine months ended September 30, 2002, three customers accounted for 16%, 12%, and 10% of the Company’s revenue. Customers include both end-user customers and distributors. At September 30, 2003, three customers accounted for 33%, 19% and 14% of total gross receivables. At December 31, 2002, four customers accounted for 10%, 11%, 13% and 15% of total gross receivables.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss and basic and diluted net loss per share as if the fair value based method had been applied to all awards. For the three and nine months ended September 30, 2003 and 2002, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(18,088)	$(52,886)	$(93,983)	$(152,692)
Add: Stock-based compensation expense included in reported net loss	200	1,833	850	7,600
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(4,644)	(13,417)	(19,342)	(50,132)

Pro forma	$(22,532)	$(64,470)	$(112,475)	$(195,224)

Net loss per share—basic and diluted:
As reported	$(0.10)	$(0.30)	$(0.52)	$(0.94)

Pro forma	$(0.12)	$(0.37)	$(0.62)	$(1.20)

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB finalized Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. The Company has adopted EITF No. 00-21 for revenue arrangements entered into in the quarter ended September 30, 2003. This adoption did not have a material impact on the Company’s financial statements and related disclosures.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied in the quarter ended September 30, 2003. This adoption did not have a material impact on the Company’s financial statements and related disclosures.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on its financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3—Related Party Transactions:

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of our common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three and nine months ended September 30, 2003, revenue was reduced by approximately $369,000 and $1,107,000, respectively, for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member of our board of directors. However, this right terminated because Nokia’s ownership of the Company’s common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue and accounts receivable from Nokia are reflected as related party transactions in the three and nine months ended September 30, 2003 and 2002, since Nokia became a related party in May 2002. Revenue from Nokia was approximately $2.7 million and $3.2 million during the three months ended September 30, 2003 and 2002, respectively and approximately $5.4 million and $9.7 million during the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, accounts receivable from Nokia totaled approximately $2.7 million.

We also issued to Nokia a Common Stock Purchase Warrant granting Nokia a right to purchase up to an aggregate of approximately 31.9 million additional shares of common stock at an exercise price equal to the closing price of our common stock on the date of exercise. On August 5, 2003, the Common Stock Purchase Warrant was terminated.

Note 4—Restructuring Charges

Consolidation of facilities. During 2001, the Company recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on the 2001 restructured facilities included in the Company’s estimates is $22.1 million as of September 30, 2003 down $20.2 million from December 31, 2002 due to sublease assignments on terminated leases of $16.1 million and a reduction of expected sublease income of $4.1 million.

During June 2003, the Company recorded a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. Expected sublease income related to the additional San Jose facility is $4.6 million at September 30, 2003. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased.

As part of the Company’s prepackaged plan of reorganization the Company has or will reject all of its facility leases in the United States. This will result in the reversal of certain restructuring accruals net of deposits as of the effective date of the prepackaged plan of reorganization.

Workforce reduction.    During April 2003 the Company restructured its operations through a reduction in its workforce. The research and development functions were primarily affected by the reduction. The 42 affected employees received severance and other benefits pursuant to the Company’s benefits program. The Company recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with SFAS No. 146.

The Company continues to evaluate and review its restructuring accrual for any indications in the market that could require Redback to change its assumptions for the restructuring accruals already recorded.

The movements of the Company’s 2001 restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
Restructuring accruals at December 31, 2002	$60	$70,552	$70,612
Cash payments	(60)	(8,722)	(8,782)

Restructuring accruals at September 30, 2003	$—	$61,830	$61,830

The movements of the Company’s 2003 restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
Restructuring accruals at December 31, 2002	$—	$—	$—
Additions to restructuring	883	16,297	17,180
Cash payments	(883)	(926)	(1,809)

Restructuring accruals at September 30, 2003	$—	$15,371	$15,371

The current and long-term portions of the restructuring related reserves are $13.5 million and $63.7 million, respectively. These amounts are included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Note 5—Intangible Assets, net:

The following is a summary of intangible assets, net:

	September 30, 2003	December 31, 2002
Intangible assets, net	(in thousands)
Existing technology	$25,384	$24,091
Non-compete agreements	10,400	10,400

	35,784	34,491
Less: Accumulated amortization	(34,714)	(30,133)

	$1,070	$4,358

In the three and nine months ended September 30, 2003, amortization of intangible assets was $1.0 million and $3.3 million, respectively. In the three and nine months ended September 30, 2002, amortization of intangible assets was $1.9 million and $10.1 million, respectively.

The Company expects amortization expense on intangible assets to be $614,000 for the remainder of fiscal 2003 and $456,000 in fiscal 2004, at which time intangible assets will be fully amortized, assuming no future impairments of these intangible assets or additions as a result of business combinations.

The Company performed its annual impairment test of goodwill as of May 31, 2003 and determined that no impairment charge was required.

Note 6—Balance Sheet Components (in thousands):

	September 30, 2003	December 31, 2002
Inventories
Raw materials and work in process	$2,340	$3,775
Finished assemblies	5,504	6,368

	$7,844	$10,143

Property and equipment, net
Machinery and computer equipment	$88,156	$84,879
Software	23,543	23,910
Leasehold improvements	8,736	16,524
Spares	12,929	11,742
Furniture and fixtures	5,047	7,090

	138,411	144,145
Less: Accumulated depreciation and amortization	(104,286)	(82,670)

	$34,125	$61,475

Other assets
Deferred financing costs	$7,293	$8,741
Long-term restricted cash	1,733	1,733
Deposits and other	9,947	11,346

	$18,973	$21,820

Accrued liabilities
Accrued compensation	$5,670	$5,402
Accrued interest payable	11,695	5,970
Accrued restructuring, current	13,488	16,257
Accrued inventory related commitments	3,520	8,622
Other	22,203	28,156

	$56,576	$64,407

Other long-term liabilities
Accrued restructuring, long-term	$63,713	$54,355
Deferred rent and leases	827	2,276

	$64,540	$56,631

Property and equipment includes $2.2 million of computer equipment, internal-use software and furniture and fixtures under capital leases at September 30, 2003. Accumulated amortization of assets under capital leases totaled $1.3 million at September 30, 2003.

Note 7—Convertible Notes and Other Borrowings:

During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes, or the Convertible Notes, due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes are governed by an indenture, dated as of March 29, 2000, as amended by a first supplemental indenture, dated May 8, 2001, or the Indenture. The original indenture was filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and the first supplemental indenture was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The Convertible Notes are subordinated to all existing and future senior debt and effectively to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. Interest is payable semiannually. Upon a change of control of the Company, as defined in the Indenture, the repayment of the Convertible Notes will be accelerated and the Convertible Notes will be due immediately. In October 2001, the Company repurchased approximately $22.5 million of the Convertible Notes and recognized a gain of approximately $10.4 million, which is included in other income.

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

The Company has not made the interest payment on the Convertible Notes that was due on October 1, 2003. Under the terms of the Indenture, the continued failure to pay interest constituted an event of default as of October 31, 2003.

See Note 1 for a discussion of the bankruptcy proceedings, which will affect these Convertible Notes.

In the fourth quarter of 2002, the Company entered into a $15 million line of credit with a bank that expires in December 2003, which was amended in March 2003 to increase the available borrowings to $30.0 million. The line of credit is collateralized by restricted cash of approximately 105% of the outstanding borrowings which was equal to $13.7 million at September 30, 2003. Borrowings under this line of credit bear interest at an annual rate of the bank’s prime rate which is at a minimum of 4.25%. The Company had $13.0 million and $12.0 million outstanding under this line of credit at September 30, 2003 and December 31, 2002, respectively. The Company repaid the $13 million outstanding under this line of credit and cancelled this line of credit in October 2003.

On November 12, 2003, the Company executed a definitive agreement to obtain a debtor-in-possession revolving credit facility with Abelco Finance LLC, or the DIP facility, up to an amount of $25 million. The DIP facility has a term of one year and bears interest at JPMorgan Chase Bank’s prime rate plus 3.5%. On November 5, 2003, the Bankruptcy Court issued an interim approval of the DIP facility, which allows the Company to draw on the DIP facility in an amount not to exceed $ 15.7 million. The Company has a letter of credit issued for the benefit of its contract manufacturer. On November 12, 2003, that letter of credit was treated as issued under the Company’s DIP facility, and the cash collateral that had been securing that letter of credit was released to the Company. As a result, the cash that previously collateralized the letter of credit is no longer restricted. A Bankruptcy Court hearing is scheduled for December 8, 2003 to seek final approval of the DIP facility which is expected to allow the Company to draw down on the remaining $9.3 million, if necessary, and as permitted under the DIP facility. The DIP facility is secured by substantially all of the assets of the Company and is subject to restrictive covenants and reporting requirements.

Note 8—Accounting for Derivative Financial Instruments:

Foreign Currency Exchange Rate Risk

At September 30, 2003, the Company held net foreign currency forward contracts to hedge its future cash outflows to its subsidiaries with an aggregate face value of approximately $659,000, to mitigate future payments in Euros related to funding requirements for its subsidiaries. The Company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in interest and other income, net, and have not been material in any of the periods presented. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

Note 9—Comprehensive Loss:

Total comprehensive loss includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive loss consists of net unrealized gain (loss) on investments and cumulative translation adjustments. For the three months ended September 30, 2003 and 2002, total comprehensive loss was $18.4 million and $53.2 million, respectively. For the nine months ended September 30, 2003 and 2002 total comprehensive loss was $94.1 million and $153.5 million, respectively. The change in accumulated other comprehensive loss is as follows (in thousands):

	Unrealized gains (losses) on investments	Cumulative Translation adjustments	Accumulated Other Comprehensive loss
Balances at December 31, 2002	$959	$(26,976)	$(26,017)
Changes during the nine months ended September 30, 2003	(867)	709	(158)

Balances at September 30, 2003	$92	$(26,267)	$(26,175)

Note 10—Net Loss per Share:

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(18,088)	$(52,886)	$(93,983)	$(152,692)

Denominator:
Weighted average common shares outstanding	183,026	177,320	182,504	167,493
Weighted average unvested common shares subject to repurchase	(499)	(3,803)	(1,497)	(4,863)

Denominator for basic and diluted calculations	182,527	173,517	181,007	162,630

Loss per share—basic and diluted	$(0.10)	$(0.30)	$(0.52)	$(0.94)

The following equity instruments have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Options to purchase common stock at exercise price of $5.30 and $5.60 per share, respectively	29,888	38,173	29,888	38,173
Common stock issuable upon conversion of promissory notes at conversion price of $190.73 per share	2,451	2,504	2,451	2,504
Warrants to purchase common stock at exercise price of $4.34 per share	136	136	136	136

Total	32,475	40,813	32,475	40,813

Additionally, warrants issued on May 21, 2002 to Nokia to purchase approximately 14.2 million shares of common stock have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. The Common Stock Purchase Warrant was terminated on August 5, 2003.

Note 11—Commitments and Contingencies

Legal Proceedings

On November 3, 2003, the Company voluntarily filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed with the United States Bankruptcy Court for the District of Delaware. The case has been assigned to the Honorable Charles G. Case, II under case number 03-13359. The petition affects only the Company’s U.S. corporate parent and does not include any of its subsidiaries. The Company is currently operating its business as a debtor-in-possession.

On September 29, 2003, CarrAmerica Realty Corporation (“Carr”), one of the landlords with whom Redback has been negotiating, filed a complaint in the Superior Court of Santa Clara County, California seeking, inter alia, to accelerate approximately $2.6 million in future rent payments, relating to an alleged breach of a lease for real property leased by Redback in San Jose, California. On the same date, Carr also filed a Notice for Application of Right to Attach Order and Motion for Writ of Attachment seeking to attach funds of Redback in an amount equal to Carr’s purported losses arising from the alleged breach of the lease terms. Carr had previously commenced an unlawful detainer action against Redback with respect to the same property, in which it sought to recover possession of the property and monetary damages for alleged past due rent. On October 30, 2003, at the hearing of the writ application, the Court ruled in favor of Carr’s application for a right to attach order in an amount of $3,243,781.77. However, no Right to Attach Order was signed by the Court or filed and no writ was ever issued. Also, on October 30, 2003, the Company filed a cross-complaint against Carr seeking damages for Carr’s own breach of the lease and breach of the covenant of good faith and fair dealing. Thereafter, on November 3, 2003, as a result of Redback’s Chapter 11 bankruptcy filing and pursuant to Section 493.030 of the California Code of Civil Procedure, the bankruptcy filing resulted in a termination of any right to attach. The Company previously surrendered possession of the premises, which are the subject of these two lawsuits, and the premises are not material to Redback’s business. The Company intends to handle these lawsuits in the bankruptcy proceeding.

In July 2001, plaintiffs filed a shareholder class action lawsuit against the Company and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how the Company’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Company to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against the Company and its current and former officers and directors, as well as certain underwriters involved in the Company’s initial public offering. Similar complaints were filed concerning more than 300 other IPOs. All of these cases have been coordinated as in re Initial Public Offering Securities Litigation, 21 MC 92. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the court entered an Order of Dismissal as to the individual defendants in the Company’s IPO litigation, without prejudice. On February 19, 2003, the court denied the motion to dismiss the claims against the Company. Settlement discussions on behalf of the named defendants have occurred over the last several months, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and Company’s insurance carriers. The underwriters are not parties to the proposed settlement. As of June 30, 2003, the Company has tentatively agreed to this settlement, provided that substantially all of the other defendants agree to the memorandum of understanding. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement. It is currently anticipated that the settlement will be finalized by late 2004.

Inventory Commitments

In addition to amounts accrued in the condensed consolidated financial statements, the Company had future commitments to purchase inventory of approximately $11.5 million as of September 30, 2003.

Note 12—Segment Information:

The Company’s products are grouped into two product lines: SMS and SmartEdge product lines. The SMS product line includes SMS 500, SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. The SmartEdge product line includes the Smart Edge Router and the SmartEdge Service Gateway products.

SMS product line contributed revenue of $17.1 million and $6.6 million for the three months ended September 30, 2003 and 2002, respectively. SMS product line contributed revenue of $53.5 million and $63.2 million for the nine months ended September 30, 2003 and 2002, respectively. SmartEdge product line contributed revenue of $4.4 million and $5.8 million for the three months ended September 30, 2003 and 2002, respectively. SmartEdge product line contributed revenue of $9.5 million and $18.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for fiscal year ended December 31, 2002 and notes thereto included in our Registration Statement on Form S-4 dated as of October 10, 2003 as well as the unaudited condensed financial statements and accompanying notes included herein. Historical results and percentage relationships set forth in these unaudited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics:

•	the impact of the prepackaged plan of reorganization on our business operations, credibility and valued relationships;

•	our product and marketing strategy;

•	increased customer acceptance of our SmartEdge Router and other products;

•	estimates relating to our expected future revenue and growth, gross margins, and R&D and SG&A expenses; funding needs, cash requirements and other financial measures;

•	the extent to which the matters we are litigating defensively are covered by insurance;

•	the availability and consequences of alternative restructuring plans;

•	future charges associated with workforce reductions;

•	expected sublease income;

•	interest income and the cash requirement for interest expense;

•	our belief regarding the sufficiency of cash and cash equivalents to fund our operations and

•	our going concern valuation.

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

For additional information about certain risks concerning our business, see our Registration Statements on Form S-4 dated October 10, 2003 (File Nos. 333-107714 and 333-108170), and specifically the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

General

Redback Networks Inc. is a leading provider of broadband networking systems that enable broadband service providers to rapidly deploy high-speed access to the Internet and corporate networks. Our product lines, which consist of the Subscriber Management System (“SMS™”) and the SmartEdge® product families, combine networking hardware and software. These product families are designed to enable our customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Recent Developments

As previously announced, we entered into a lock-up agreement with certain holders of our outstanding 5% convertible subordinated notes due 2007 pursuant to which we agreed to pursue a financial restructuring through one of two alternatives: — an out of court financial restructuring, or “recapitalization plan” or an in-court financial restructuring, or “prepackaged plan of reorganization.” Because certain conditions to the recapitalization plan were not satisfied within the required timeframe we were unable to complete the recapitalization plan. Subsequently, we pursued a financial restructuring through its prepackaged plan of reorganization and voluntarily filed a petition of reorganization under Chapter 11 of the United States Bankruptcy code on November 3, 2003. The petition was filed with the United States Bankruptcy Court for the District of Delaware. The case has been assigned to the Honorable Charles G. Case, II under case number 03-13359. The petition affects only our U.S. corporate parent and does not include any of our subsidiaries. We are currently operating our business as a debtor-in-possession.

Upon the effective date of the prepackaged plan of reorganization and emergence from Chapter 11 of the United States Bankruptcy Code, as described in Note 1 to the condensed consolidated financial statements:

•	we would be required to recognize an expense equal to the fair value of all securities or other consideration transferred in the process in excess of the fair value of securities issuable pursuant to the original conversion terms. Among the securities to be issued, we are proposing to issue to our stockholders warrants exercisable for approximately 5.4 million shares of our common stock with exercise prices of $5.00 and $9.50 per share. The warrants will have an exercise period of seven years. The fair value of these warrants, to be calculated using a Black-Scholes option pricing model, would be recorded as an expense in the statement of operations when the warrants are issued.

•	we will perform an interim assessment of the carrying value of goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, to determine if an impairment charge is required.

•	we would reverse accrued restructuring charges, net of deposits lost related to the settlement of rejected leases.

•	we will recast our balance sheet using current fair market values under “fresh start accounting” assuming that all criteria as set forth in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” are met.

Debtor-in-Possession Financing

On November 12, 2003, the Company executed a definitive agreement to obtain a debtor-in-possession revolving credit facility with Abelco Finance LLC, or the DIP facility, up to an amount of $25 million. The DIP facility has a term of one year and bears interest at JPMorgan Chase Bank’s prime rate plus 3.5%. On November 5, 2003, the Bankruptcy Court issued an interim approval of the DIP facility, which allows the Company to draw on the DIP facility in an amount not to exceed $ 15.7 million. The Company has a letter of credit issued for the benefit of its contract manufacturer. On November 12, 2003, that letter of credit was treated as issued under the Company’s DIP facility, and the cash collateral that had been securing that letter of credit was released to the Company. As a result, the cash that previously collateralized the letter of credit is no longer restricted. A Bankruptcy Court hearing is scheduled for December 8, 2003 to seek final approval of the DIP facility which is expected to allow the Company to draw down on the remaining $9.3 million, if necessary, and as permitted under the DIP facility. The DIP facility is secured by substantially all of the assets of the company and is subject to restrictive covenants and reporting requirements.

NASDAQ National Market Listing

In October 2002, we received notification from The Nasdaq Stock Market, Inc. that we were out of compliance with the minimum bid price requirement of $1.00 per share, which constitutes grounds for delisting our common stock from the Nasdaq National Market, or the National Market. We have subsequently received several extensions from Nasdaq’s Listing Qualifications Panel, or the Panel to regain compliance with the minimum bid requirement and also to allow for additional time within the Securities and Exchange Commission’s rulemaking process in order to avoid delisting. As a result of our November 3, 2003 voluntary filing under Chapter 11 of the United States Bankruptcy Code, the Panel has the authority to suspend or delist the Company’s securities from the National Market. However, the applicable National Market rules also provide that a company who has made a Chapter 11 filing may maintain its National Market Listing in certain circumstances. By way of letter dated November 4, 2003, we have requested an opportunity to submit supplemental information to the Panel detailing the nature of our Chapter 11 filing, as well as our commitment to quickly regain compliance with the minimum bid price requirement and to demonstrate that maintaining its National Market listing would be appropriate. We have requested that our common stock remain listed during the Chapter 11 case and we have been afforded additional time to make a supplemental filing to the Panel. We expect our common stock to remain listed at least until the Panel’s final determination, but there are no assurances that the Panel will allow our common stock to remain listed on the National Market throughout the duration of the Chapter 11 case. As a result of the Company’s announcement of our Chapter 11 filing, the National Market has appended a fifth character, “Q”, to the Company’s trading symbol while in the bankruptcy proceeding.

Board of Directors and Management Changes

The prepackaged plan of reorganization provides that our board of directors will be reconstituted. As of the date of this Quarterly Report and assuming confirmation of the plan of reorganization, the Company anticipates that the board will consist of current directors Kevin A. DeNuccio, William Kurtz, Donald J. Listwin and Daniel J. Warmenhoven, and the following five new members: Roy D. Behren; Kevin S. Flannery; David C. Friezo; Paul Giordano; and Joel L.A. Peterson. Biographical information for each of these individuals is included in our Registration Statements on Form S-4 dated October 10, 2003 (File Nos. 333-107714 and 333-108170). In October 2003, Ravishankar Chandrasekaran, formerly Vice President of Software Engineering assumed the role of Senior Vice President of Engineering.

Results of Operations

Net Revenue

Our net revenue increased 57% to $27.4 million in the three months ended September 30, 2003 from $17.4 million in the prior year comparative period and increased 23% from $22.2 million in the three months ended June 30, 2003. Our net revenue decreased 19% to $79.1 million in the nine months ended September 30, 2003 from $98.0 million in the prior year comparative period. During the nine months ended September 30, 2003, there was a 22% decrease in our product revenue to $63.0 million from $81.2. During the three months ended September 30, 2003, there was a 74% increase in our product revenue to $21.6 million from $12.4 million from the prior year comparative period.

During the three months ended September 30, 2003, our SMS revenue increased 159% to $17.1 million from $6.6 million during the prior year comparative period. This increase was due to a 75% increase in the unit volume of shipments along with pricing/configuration increases. During the nine months ended September 30, 2003, our SMS revenue decreased 15% to $53.5 million from $63.2 million during the prior year comparative period. This decrease was due to a 37% decrease in the unit volume of shipments and partially offset by pricing/configuration increases. During the three months ended September 30, 2003, our SmartEdge revenue decreased 24% to $4.4 million from $5.8 million during the prior year comparative period. This decrease was primarily due to a 34% decline in the unit volume of shipments. During the nine months ended September 30, 2003, our SmartEdge revenue decreased 47% to $9.5 from $18.0 million during the prior year comparative period. This decrease was primarily due to a 41% decline in the unit volume of shipments.

Service revenue increased 16% from $5.0 million in the three months ended September 30, 2002 to $5.8 million in the three months ended September 30, 2003. Service revenue decreased 4% from $16.8 million in the nine months ended September 30, 2002 to $16.1 million in the nine months ended September 30, 2003. Substantially all of our service revenues related to revenues from maintenance contracts. The increase in service revenue in the three months ended September 30, 2003 is a result of the increase in product revenues, which drives the sale of maintenance contracts.

Our ability to project revenue in Q4 2003 is very limited. Beyond 2003, after we exit bankruptcy, we are planning our business on the assumption that our sales will begin to grow in 2004. We assume revenue will begin to grow in 2004 due to (i) increased customer confidence in purchasing our products as a result of the anticipated completion of the prepackaged plan of reorganization, (ii) stabilization of our SMS business, (iii) growing acceptance of our SmartEdge products and (iv) general economic growth in our target markets as a result of increased use and widespread adoption of broadband access services and increased capital expenditures by telecommunications carriers.

Cost of Revenue; Gross Profit

Gross profit improved from a negative 74% in the three months ended September 30, 2002 to 65% in the three months ended September 30, 2003. Gross profit improved from a negative 5% in the nine months ended September 30, 2002 to 49% in the nine months ended September 30, 2003. The improvement in the three and nine months ended September 30, 2003 is primarily a result of a charge for excess and obsolete inventory recorded in the three and nine months ended September 30, 2002, respectively, product cost improvements, decrease in other manufacturing overhead costs, and a reversal of a $4.0 million accrual for an engineering services contract that was canceled in the quarter ended September 30, 2003.

We took no charges for excess and obsolete inventory in the three months ended September 30, 2003 and $480,000 in the nine months ended September 30, 2003. We recorded charges for excess and obsolete inventory of approximately $14.4 million in the three months ended September 30, 2002 and $34.4 million in the nine months ended September 30, 2002. The charges resulted from the comparison of on hand, on order and committed inventories to various factors including reductions in our anticipated demand.

The lower level of other manufacturing overhead costs resulted from lower departmental spending in our manufacturing and customer support organizations in 2003 since we scaled down our operations to support the lower levels of business we have been experiencing. For the nine months ended September 30, 2003, our manufacturing and customer support organization expenses, principally payroll and related costs, were reduced by $3.8 million or 20% from the same period in 2002 in response to lower support requirements due to lower levels of business. We believe that the current manufacturing and customer support organizations are sufficient to support the Company’s current level of business. Over the same period, inventory related costs declined $3.1 million and amortization of intangibles declined $5.8 million.

On a forward-looking basis, we are planning our business based on the assumption that our gross margin will increase from the 49% gross margins reported in the first nine months of 2003, due to (i) a significant product cost reduction from the renegotiation of our supply contract with our contract manufacturer achieved in the second quarter of 2003 and (ii) the ability to spread our fixed overhead costs over a higher assumed product sales volume. Going forward, we expect to maintain the current product cost levels even if sales volume were not to increase. The revised prices with our contract manufacturer is up for renegotiation in the second quarter of 2004. The focus of our future negotiations with our contract manufacturer will be to maintain our current level of costs and service levels. At this time, it is not possible to anticipate or quantify savings, if any, relating to future negotiations. However, gross profit could be lower during the remaining months of 2003, subject to a number of factors including but not limited to:

•	Lower revenue than planned if our SMS business does not remain stable or if our SmartEdge Router revenue is lower than projected.

•	Higher charges from our contract manufacturer as it realizes lower economies of scale or if parts shortages require premium charges or if we are unsuccessful in renegotiations for continuing discounts. We do not currently anticipate a reduction in orders that would result in lower economies of scale for our contract manufacturer or parts shortages that could lead to higher pricing. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distribution partners. A shortage of a key component such as the strategic integrated circuits used by various manufacturers would be a risk to our business.

•

Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed. Most of our internal manufacturing operating costs, such as salaries for our operations and service department and amortization of intangibles, are fixed costs that are relatively independent of the volume of our business. If our business volume decreases, our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit.

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

•	Increased competition for our products or services, which may affect pricing.

•	Sales of a greater number of our products that have a lower margin associated with them.

Operating Expenses

Research and Development

Our research and development (“R&D”) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures decreased 22% to $15.6 million for the three months ended September 30, 2003 from $20.0 million in the prior year comparative period, and represented 57% and 115% of net revenue in the three months ended September 30, 2003 and 2002, respectively. Our R&D expenditures decreased 24% to $51.0 million for the nine months ended September 30, 2003 from $67.4 million in the prior year comparative period, and represented 65% and 69% of net revenue in the nine months ended September 30, 2003 and 2002, respectively. The decrease in our R&D expenses in absolute dollars and as a percentage of revenue is primarily due to a decrease in salary and related costs consistent with the decrease in our R&D headcount from 369 at September 30, 2002 to 276 at September 30, 2003, and a decrease in the use of consultants, equipment related expenses and office related expenses including license and royalty fees. During April 2003 we restructured our operations through additional reductions in workforce. The research and development functions were primarily affected by the reduction, which will result in reduced R&D expenses going forward. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in further realignment or reductions in R&D resources or a change in the mix of skills with our staff.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 3% to $15.3 million for the three months ended September 30, 2003 from $15.7 million in the prior year comparative period, and represented 56% and 90% of net revenue in the three months ended September 30, 2003 and 2002, respectively. Our SG&A expenditures decreased 26% to $43.0 million for the nine months ended September 30, 2003 from $57.8 million in the prior year comparative period, and represented 54% and 59% of net revenue in the nine months ended September 30, 2003 and 2002, respectively. Included in SG&A expenses for the three and nine months ended September 30, 2003 were $3.5 million and $6.5 million of professional fees related to the financial restructuring, representing 12% and 8% of net revenue, respectively. The other decrease in our SG&A expenditures is primarily due to the decrease in salary and related costs consistent with the decrease in our SG&A headcount from 252 at September 30, 2002 to 167 at September 30, 2003, equipment related expenses, professional services including relocation, recruiting, training and conferences, and a decrease in our sales-related travel expenditures consistent with decreased revenue. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue.

Restructuring Charges

Consolidation of facilities. During 2001, we recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on all facilities included in our estimates is $22.1 million as of September 30, 2003, down from $20.2 million from December 31, 2002 due to sublease assignments on terminated leases of $16.1 million and a reduction of expected sublease income of $4.1 million. As part of the Company’s prepackaged plan of reorganization the Company has or will reject all of its facility leases in the United States. This will result in the reversal of certain restructuring accruals net of deposits as of the effective date of the prepackaged plan of reorganization.

During June 2003, we recorded a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. Expected sublease income related to the additional San Jose facility is $4.6 million at September 30,

2003. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased.

Workforce reductions. During April 2003, we restructured our operations through a reduction in our workforce. The research and development functions were primarily affected by the reduction. The 42 affected employees received severance and other benefits pursuant to our benefits program. We recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with Statement of Financial Accounting Standards (“SFAS” ) No. 146.

We continue to evaluate and review our restructuring accrual for any indications in the market that could require Redback to change its assumptions for the restructuring accruals already recorded.

The movements of our 2001 restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
Restructuring accruals at December 31, 2002	$60	$70,552	$70,612
Cash payments	(60)	(8,722)	(8,782)

Restructuring accruals at September 30, 2003	$—	$61,830	$61,830

The movements of our 2003 restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
Restructuring accruals at December 31, 2002	$—	$—	$—
Additions to restructuring	883	16,297	17,180
Cash payments	(883)	(926)	(1,809)

Restructuring accruals at September 30, 2003	$—	$15,371	$15,371

The current and long-term portions of the restructuring related reserves are $13.5 million and $63.7 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Subject to the objection by the affected parties, the Bankruptcy Court has approved the rejection of certain executory contracts, including most of the real estate leases in the United States of America. Upon completion of the prepackaged plan of reorganization and emergence from Chapter 11 of the United States Bankruptcy Code, we would reverse accrued restructuring charges, net of deposits lost related to the settlement of rejected leases.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $33,000 and $166,000 in the three and nine months ended September 30, 2003 from $51,000 and $1.1 million in the three and nine months ended September 30, 2002 due primarily to certain intangibles now being fully amortized. Total amortization expense for the three months and nine months ended September 30, 2003 was approximately $1.0 million and $3.3 million, respectively, of which $0.9 million and $3.2 million, respectively, was recorded in cost of revenue. Total amortization expense for the three and nine months ended September 30, 2002 was approximately $1.9 million and $10.1 million, respectively, of which $1.8 million and $9.0 million, respectively, was recorded in cost of revenue.

Stock-Based Compensation

Stock-based compensation decreased 89% to $200,000 in the three months ended September 30, 2003 from $1.8 million in the prior year comparative period. Stock-based compensation decreased 89% to $850,000 in the nine months ended September 30, 2003 from $7.6 million in the prior year comparative period. The decrease in stock-based compensation expense in the current year period can be attributed to our accelerated amortization methodology and the reversals of stock-based compensation on unvested options as a consequence of reductions in work force.

Due to the stock price on the last trading day of the quarter ended September 30, 2003, there was no stock-based compensation recorded for the voluntary stock option replacement program. As part of the prepackaged plan of reorganization all existing options will be exercised or cancelled therefore we do not expect any further impact to stock-based compensation using variable accounting relating to the voluntary stock option replacement program.

Interest and Other Income, net

Interest and other income includes the following (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2003	2002	2003	2002
Realized gain from investments	$310	$—	$739	$—
Net foreign currency loss	(9)	(23)	(1,077)	(129)
Interest income	343	1,080	1,720	3,744
Other income (expense)	211	(293)	399	(426)

Total interest and other income, net	$855	$764	$1,781	$3,189

Interest and other income, net increased 12% from $764,000 for the three months ended September 30, 2002 to $855,000 the three months ended September 30, 2003. Interest and other income, net decreased 44% from $3.2 million in the nine months ended September 30, 2002 to $1.8 million in the nine months ended September 30, 2003. The change in interest income was due primarily to lower applicable interest rates and the decrease in our invested funds from $127.1 million at September 30, 2002 to $43.9 million at September 30, 2003.

We expect interest income to decrease as a result of the expected use of our cash to fund operations.

Interest Expense

Interest expense increased 72% to $5.5 million in the three months ended September 30, 2003 from $3.2 million in the prior year comparative period. Interest expense increased 5% to $15.8 million in the nine months ended September 30, 2003 from $15.0 million in the prior year comparative period. Interest expense is primarily attributable to our outstanding Convertible Notes in 2000. The increase in interest expense from the prior year comparative period is due primarily to:

•	Entering into two interest rate swap agreements for our Convertible Notes in the second quarter of 2002 to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points or 2.26% as of June 30, 2002. The swaps were terminated in the third quarter of 2002, and we entered into a new agreement to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 145 basis points or 3.22% as of September 30, 2002. In October 2002, we terminated the new agreement and did not enter into another swap agreement.

The current year increases were partially offset by:

•	A reduction in the principal balance of our Convertible Notes from $477.5 million at September 30, 2002 to $467.5 million at September 30, 2003, and

•	Amortization of the gain on our terminated interest rate swaps, which is being offset to interest expense on a quarterly basis.

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

Liquidity and Capital Resources

Our principal source of liquidity as of September 30, 2003 consisted of approximately $43.9 million in cash, cash equivalents, short-term investments of which $29.4 million was restricted cash and investments secured as collateral for loans and lines of credit. The primary contributors to the reduction of this balance from $116.0 million at December 31, 2002 were our net loss of $94.0 million, non-cash charges of depreciation of $27.7 million, impairment of minority investment of $336,000, write-off of property and equipment of $6.8 million, and stock-based compensation of $850,000. Other contributors were purchases of property and equipment of approximately $5.9 million and an increase in accounts receivable of $9.9 million, reduction of accounts payable and accrued liabilities of $11.0 million, partially offset by increases in deferred revenue of $0.9 million and other long-term liabilities of $8.5 million, and net proceeds from sales of short-term investments of $60.1 million.

On November 12, 2003, the Company executed a definitive agreement to obtain a debtor-in-possession revolving credit facility with Abelco Finance LLC, or the DIP facility, up to an amount of $25 million. The DIP facility has a term of 1 year and bears interest at JPMorgan Chase Bank’s prime rate plus 3.5%. On November 5, 2003, the Bankruptcy Court issued an interim approval of the DIP facility, which allows the Company to draw on the DIP facility in an amount not to exceed $ 15.7 million. The Company has a letter of credit issued for the benefit of its contract manufacturer. On November 12, 2003, that letter of credit was treated as issued under the Company’s DIP facility, and the cash collateral that had been securing that letter of credit was released to the Company. As a result, the cash that previously collateralized the letter of credit is no longer restricted. A Bankruptcy Court hearing is scheduled for December 8, 2003 to seek final approval of the DIP facility which is expected to allow the Company to draw down on the remaining $9.3 million, if necessary, and as permitted under the DIP facility. The DIP facility is secured by substantially all of the assets of the company and is subject to restrictive covenants and reporting requirements.

Cash used in operating activities was $65.7 million for the nine months ended September 30, 2003, compared to $68.4 million in the prior year comparative period. Cash used in operating activities in the nine months ended September 30, 2003 resulted primarily from our net loss of $94.0 million, partially offset by depreciation and amortization of $31.0 million. Cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from our net loss of $152.7 million, partially offset by depreciation and amortization of $40.4 million and stock compensation expense of $7.6 million.

Cash provided by investing activities was $51.5 million for the nine months ended September 30, 2003, compared to $14.0 million in the prior year comparative period. Cash provided by investing activities for the nine months ended September 30, 2003 was due primarily to the net sale of investments of $60.1 million, partially offset by changes in restricted cash and investments of approximately $2.8 million and purchases of property and equipment of $5.9 million. Cash provided by investing activities in the nine months ended September 30, 2002 was due primarily from net sales of investments of approximately $18.3 million and changes in restricted cash of $7.9 million, partially offset by purchases of property and equipment of $12.2 million.

Cash provided by financing activities was $257,000 for the nine months ended September 30, 2003, compared to $36.0 million in the prior year comparative period. Cash provided by financing activities for the nine months ended September 30, 2003 was primarily due to proceeds from the issuance of common stock in accordance with our employee stock purchase plan of approximately $552,000 and additional borrowings of $1.0 million partially offset by principal payments under capital lease obligations and other borrowings of $1.2 million and repurchases of common stock of approximately $144,000. Cash provided by financing activities in the nine months ended September 30, 2002 was due primarily to the issuance of common stock to Nokia and from associated stock transactions of $37.3 million, partially offset by approximately $1.3 million for principal payments under capital lease obligations and other borrowings.

In the fourth quarter of 2002, we entered into a $15.0 million line of credit with a bank that expires in December 2003, which was amended in March 2003 to increase the available borrowings to $30.0 million. The line of credit is collateralized by restricted cash of approximately 105% of the outstanding borrowings, which was equal to $13.7 million at September 30, 2003. Borrowings under this line of credit bear interest at an annual rate of the bank’s prime rate which is at a minimum of 4.25%. We had $13.0 million outstanding under this line of credit at September 30, 2003. Under the terms of the agreement for the line of credit, there are no restrictive financial covenants. We repaid the $13 million outstanding under this line of credit and cancelled this line of credit in October 2003.

To date, we have funded our operations largely through the issuance of debt and equity securities. However, we have incurred substantial losses and negative cash flows from operations since inception and have an accumulated deficit of $5.4 billion at September 30, 2003. For the nine months ended September 30, 2003, we incurred a loss from operations of $80.0 million and negative cash flows from operations of $65.7 million.

As of September 30, 2003, we had significant commitments for cash payments that will come due as follows (in millions):

	Three months ending December 31, 2003	2004-2006	2007-2008	After 2008	Total
Repayment of convertible subordinated notes	$—	$—	$468	$—	$468
Interest on convertible subordinated notes	12	70	12	—	94
Lease payments due on properties we occupy	1	14	8	1	24
Lease payments due on properties we currently do not occupy	3	37	24	33	97
Accounts payable to contract manufacturers for inventory on hand	10	—	—	—	10
Payments contracted for IT systems hosting	—	3	—	—	3

Total	$26	$124	$512	$34	$696

We also had purchase commitments with our contract manufacturer in the normal course of operations totaling $11.5 million as of September 30, 2003.

We believe that the timely completion of the prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code is crucial to our continuing viability. If our exit from Chapter 11 is delayed beyond the fourth quarter, the Company would require bankruptcy court approval of a substantial portion of the remaining amount of the debtor-in-possession financing facility. If we do not receive such approval we anticipate that our unrestricted liquid assets would likely be insufficient to cover our estimated funding needs. The lender under our debtor in possession financing facility has committed to provide us with exit financing on substantially the same terms as the debtor in possession facility, subject to certain conditions. In addition, we are also in discussions to arrange some form of equity financing to be effective upon or after our exit from Chapter 11. If the growth of the number of customers and the acceptance of our products is slower than expected, our revenues may never become sufficient to fund our expenses, or we may only achieve this point at a later date, if at all. If we fail to obtain this additional financing, if needed, on a timely basis, we will not have sufficient liquidity to continue to operate our business and we could default on our commitments to our distribution partners, creditors, or others. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of our common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three and nine months ended September 30, 2003, revenue was reduced by approximately $369,000 and $1,107,000, respectively, for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member of our board of directors. However, this right terminated because Nokia’s ownership of the Company’s common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue and accounts receivable from Nokia are reflected as related party transactions in the three and nine months ended September 30, 2003 and 2002, since Nokia became a related party in May 2002. Revenue from Nokia was approximately $2.7 million and $3.2 million during the three months ended September 30, 2003 and 2002, respectively and approximately $5.4 million and $9.7 million during the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, accounts receivable from Nokia totaled approximately $2.7 million.

We also issued to Nokia a Common Stock Purchase Warrant granting Nokia the right to purchase up to an aggregate of approximately 31.9 million shares of common stock at an exercise price equal to the closing price of our common stock on the date of exercise. On August 5, 2003, the Common Stock Purchase Warrant was terminated.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) finalized Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. The Company has adopted EITF No. 00-21 for revenue arrangements entered into in the quarter ended September 30, 2003. This adoption did not have a material impact on our financial statements and related disclosures.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003 For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied in the quarter ended September 30, 2003. This adoption did not have a material impact on our financial statements and related disclosures.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

RISK FACTORS

On November 3, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which may negatively impact our operating results.

Chapter 11 permits us to continue managing our business while we seek to confirm our prepackaged plan of reorganization. While in Chapter 11, we also have the benefit of the automatic stay under the Bankruptcy Code, which generally prevents creditors enforcing remedies against us, absent court approval. We believe that many of our stakeholders continue to be concerned about our inability to restructure our existing debt outside bankruptcy, and the possible impact of our Chapter 11 bankruptcy proceedings on them. We believe that many of our vendors, customers and others upon whom we depend have had unfavorable experiences in their dealings with distressed companies in the current industry downturn, and are worried about our current circumstances. Such anxieties among our business partners may make it difficult for us to retain key employees, obtain quality goods and services on reasonable terms and conditions, and sell our products and services on favorable terms and conditions, or at all. Any resulting difficulties in our operating performance would likely materially worsen such problems.

We anticipate that we will need to secure a substantial portion of the remaining amount of our current debtor-in-possession financing to support our obligations during our Chapter 11 proceedings. If we are unable to obtain court approval for such financing, our financial condition would be significantly impacted.

As of September 30, 2003, we had cash, cash equivalents and short-term investments of approximately $43.9 million, of which approximately $29.4 million was restricted as collateral for secured loans or letters of credit. On November 12, 2003, the Company executed a definitive agreement to obtain a debtor-in-possession revolving credit facility up to an amount of $25 million. On November 5, 2003, the Bankruptcy Court issued an interim approval of the DIP facility, which allows the Company to draw on the

DIP facility in an amount not to exceed $ 15.7 million. Absent final bankruptcy court approval of a substantial portion of the remaining amount of our debtor-in-possession financing facility and if our exit from Chapter 11 is delayed into the first quarter of 2004, we anticipate that our unrestricted liquid assets would likely be insufficient to cover our estimated funding needs in the first quarter of 2004. If we are unable to secure sufficient debtor-in-possession financing, we are not aware of credible sources of other financing that might reasonably be available to us in the event that the financial restructuring fails.

These and other risks associated with the financial restructuring are discussed further in the Registration Statements on Form S-4 dated October 10, 2003 (File Nos. 333-107714 and 333-108170).

In order for our plan of reorganization to satisfy the “feasibility” requirements under the Bankruptcy Code, the bankruptcy court will likely require us to secure exit financing prior to our exit from Chapter 11. If we are unable to secure sufficient exit financing in a timely manner or at all, our exit from Chapter 11 could be delayed or possibly even prevented.

The lender under our debtor-in-possession financing facility has committed to provide us with exit financing on substantially the same terms as the debtor-in-possession facility, subject to certain conditions. If we are unable to obtain this or other exit financing, and receive bankruptcy court approval of such financing, in a timely manner, our exit from Chapter 11 could be delayed. If we are unable to obtain this or other exit financing, and receive bankruptcy court approval of such financing, at all, we would likely be unable to exit Chapter 11 and would be forced to consider other reorganization alternatives, including converting our Chapter 11 case to a Chapter 7 liquidation case. If we were to be unsuccessful in obtaining sufficient exit financing to exit from Chapter 11, there can be no assurance that any reorganization alternatives other than a Chapter 7 liquidation would be available to us.

In addition to the exit financing arrangement with the lender under our debtor-in-possession financing, we are also in discussions to arrange some form of equity financing to be effective upon or after our exit from Chapter 11. We cannot assure you that we will be able to obtain any exit or equity financing on favorable terms, or at all.

An alternative to the prepackaged plan of reorganization may not be available to us and, even if available and completed, may be less attractive than the prepackaged plan of reorganization.

We believe that the completion of the prepackaged plan of reorganization is critical to our continuing viability. If the financial restructuring is not completed through the prepackaged plan of reorganization, we may be forced to seek an alternative restructuring of our capitalization and our obligations to our creditors and equity holders and obtain their consent to any such financial restructuring plan. An alternative financial restructuring arrangement or plan may not be available, or if available, may not result in a successful reorganization or be on terms as favorable to our creditors and equity holders as the terms of the financial restructuring. In addition, there is a risk that distributions to our creditors and equity holders under a liquidation or under a protracted and non-orderly reorganization would be substantially delayed and diminished.

If the prepackaged plan of reorganization cannot be confirmed, our Chapter 11 reorganization case may be converted to a liquidation case under Chapter 7 of the Bankruptcy Code, which could result in a smaller distribution to our claim holders and no distribution to our equity interest holders.

If no plan of reorganization can be expected to be confirmed or we cease to be able to operate our business successfully during the Chapter 11 case, such as by reason of being able to pay our post-bankruptcy debts as they become due, our reorganization case may be converted to a liquidation case under Chapter 7 of the Bankruptcy Code. In that event, a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe a Chapter 7 liquidation would result in:

•	smaller distributions being made to claim holders than those provided for in the prepackaged plan of reorganization because of:
•	the likelihood that our assets would have to be sold or otherwise disposed of in a less orderly fashion over a short period of time;
•	additional administrative expenses involved in the appointment of a trustee;
•	additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of our operations; and
•	no distributions being made to our equity interest holders.

If we are unable to complete the financial restructuring upon the terms of the prepackaged plan of reorganization, our equity interest holders will likely retain less of an interest in us or no interest at all.

In the event that we are unable to complete a reorganization upon the terms of the prepackaged plan of reorganization such as, for example, if we need to modify the plan in order to comply with requirements for confirmation by the court, or if other parties in interest become able to propose alternative plans of reorganization, then it is likely that any modified or alternative reorganization plan that we, or particularly any other party in interest, may propose would be less favorable to out existing equity interest holders than the prepackaged plan of reorganization and may exclude such equity interest holders from any distribution at all.

If the prepackaged plan of reorganization is completed, one of our stockholders will control a significant portion of our common stock and will have significant voting power to influence corporate matters.

Upon completion of the financial restructuring pursuant to the prepackaged plan of reorganization, and assuming that claims are exchanged for stock in the same relative proportions as anticipated in our Registration Statements on Form S-4 dated October 10, 2003 (File Nos. 333-107714 and 108170), Creedon Capital will be our largest stockholder and will beneficially own approximately 20% of our outstanding common stock. As a result, this stockholder will have significant voting power with respect to the ability to:

•	authorize additional shares of capital stock;

•	amend our certificate of incorporation or bylaws;

•	elect our directors; or

•	effect or reject a merger, sale of assets or other fundamental transaction.

In the Chapter 11 proceeding, other parties in interest might be permitted to propose alternative plans of reorganization that may be less favorable to certain of our constituencies than the prepackaged plan of reorganization.

Under the Bankruptcy Code a debtor-in-possession initially has the exclusive right to propose or propose and confirm a plan of reorganization. However, those exclusivity periods can be reduced upon order of the bankruptcy court. We have agreed in principle with the unofficial noteholders committee that if our prepackaged plan of reorganization fails to be confirmed within 60 days, or if the lock-up agreement terminates, the noteholders and noteholders’ committee will then have the opportunity to propose alternative plans of reorganization. Other parties in interest, such as other claim holders or an unsecured creditors committee, could also seek court approval to propose alternative plans of reorganization. Furthermore, the bankruptcy court might also be inclined to shorten the exclusivity period for such other parties in interest such as the noteholders.

If the noteholders or other parties in interest were to propose an alternative plan, it is likely that such a plan would be less favorable to existing equity interest holders and may seek to exclude these holders from receiving any distribution under their plan. Alternative plans of reorganization also may treat less favorably the claims of a number of other constituencies, including our employees, our trading partners and customers. We consider maintaining relationships with our employees, customer and trading partners as critical to maintaining the value of our business as we restructure, and have sought to treat those constituencies accordingly. However, proponents of alternative plans of reorganization may not share our assessment and seek to impair the claims of such constituencies to a greater degree. If there were competing plans of reorganization, our reorganization case is likely to become longer and more complicated.

The bankruptcy court may conclude that the prepackaged plan of reorganization does not meet the requirements for confirmation and may require modification to the prepackaged plan of reorganization or starting the entire disclosure statement and plan approval process from the beginning, which would likely result in additional delay, expense, and uncertainty that could have a material effect on our business.

Although we believe we have received the required acceptances for the prepackaged plan of reorganization to be confirmed, the prepackaged plan of reorganization may not be confirmed by the bankruptcy court. Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation of a plan of reorganization, requires, among other things, a finding by the bankruptcy court that the prepackaged plan of reorganization is “feasible,” that all claims and equity interests have been properly classified in accordance with the provisions of Section 1122 of the Bankruptcy Code, and that, under the prepackaged plan of reorganization, each holder of a claim or interest within each impaired class either accepts the prepackaged plan of reorganization or receives or retains cash or property of a value, as of the date the prepackaged plan of reorganization becomes effective, that is not less than the value such holder would receive or retain if we were to be liquidated under Chapter 7 of the Bankruptcy Code. While we believe that we have satisfied the requirements of Section 1129, other parties in interest may seek to challenge our compliance with that section and, consequently, our ability to confirm the prepackaged plan of reorganization. Responding to such challenges would likely complicate our Chapter 11 proceedings and could result in significant delay and increased costs. Moreover, our prepackaged plan of reorganization was solicited on a prepackaged basis, before the filing of a bankruptcy petition, and there has been no separate bankruptcy court approval of the disclosure statement which was distributed as part of that solicitation process (as would have been required if the solicitation had begun after the Chapter 11 case had commenced). Other parties in interest therefore could try to argue that our disclosures were inadequate and that the prepackaged plan of reorganization acceptances should not be counted. If the bankruptcy court was to determine that we had not satisfied the requirements of Section 1129, or that our disclosure statements or solicitation process was inadequate, then our prepackaged plan of reorganization may not be confirmable. In such circumstances we could then be required to modify our plan of reorganization and to commence the solicitation process again, which would include re-filing a plan of reorganization and generating and circulating a new disclosure statement. Typically, this process involves a 90 day or longer period and includes a court hearing for the required approval of a disclosure statement, followed (after court approval) by another solicitation of claim and interest holder votes for the plan of reorganization, followed by a confirmation hearing for the court to approve the plan of reorganization if the requirements for confirmation have been satisfied, including the requisite claim and (if applicable) interest holder approvals. This process can be complicated if there is a competing plan proposed by noteholders or other parties in interest permitted to file competing plans of reorganization. In such a competition there is no assurance that our plan of reorganization would prevail, especially since the absolute priority rule under Bankruptcy Code Section 1129, which requires that the dissenting senior class be paid in full before a junior class may receive any distributions under the plan of reorganization, and other requirements can provide certain advantages to creditor plans compared to plans of reorganization proposing to retain value for equity holders.

Modifications of the prepackaged plan of reorganization may be required for confirmation, and the modifications may require a resolicitation of votes on the prepackaged plan of reorganization. Although we believe that, if the prepackaged plan of reorganization is confirmed, it would not be followed by a liquidation or an immediate need for further financial reorganization and that holders of claims and equity interests in any impaired class would receive or retain value that is not less than the value such holders would receive or retain if we were liquidated under Chapter 7 of the Bankruptcy Code, we cannot assure you with certainty that a bankruptcy court would arrive at the same conclusion, or that circumstances outside our control will not change significantly, especially if any delay frees the noteholders from providing the support for the prepackaged plan of reorganization required by the lock-up agreement.

If we are unable to comply with the various affirmative and negative covenants contained in the agreements governing our debtor-in-possession credit facilities, an event of default could occur, which, if not cured or waived, could result in acceleration of indebtedness.

The agreements and instruments governing our secured debtor-in-possession credit facilities contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and restrict our ability to:

•	incur debt;
•	incur liens;
•	make investments, including loans and advances;
•	make capital expenditures;
•	engage in transactions with affiliates;
•	engage in mergers or sales of assets;
•	pay dividends or engage in stock redemptions;
•	issue capital stock; and
•	enter into certain restrictive agreements.

These credit facilities are secured by substantially all of our assets and the assets of our domestic subsidiaries, a pledge of all of the capital stock of our domestic subsidiaries, and a pledge of two-thirds of the capital stock of certain of our foreign subsidiaries. In addition, our obligations under the facilities are guaranteed by our domestic subsidiaries. The covenants in our credit facilities also extend to our subsidiaries.

Our ability to comply with the covenants contained in the credit facilities may be affected by events that are beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness, which could have a material adverse effect on our financial condition. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financings and other corporate opportunities.

We cannot predict the amount of time we would spend in bankruptcy for the purpose of implementing the prepackaged plan of reorganization, and a lengthy bankruptcy proceeding would disrupt our business, as well as impair the prospect for reorganization on the terms contained in the proposed plan of reorganization.

Although a hearing for confirmation of the prepackaged plan of reorganization is currently scheduled for December 19, 2003, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy, and we cannot be certain that the prepackaged plan will be confirmed. Even if confirmed on a timely basis, the bankruptcy proceeding may itself have an adverse effect on our business. A lengthy bankruptcy proceeding would also involve additional expenses and divert the attention of management from operation of our business, as well as creating concerns for employees, suppliers and customers.

If we are unable to obtain confirmation of the prepackaged plan of reorganization on a timely basis, we may be forced to operate in bankruptcy for an extended period while we try to develop a different reorganization plan that can be confirmed. A protracted bankruptcy case would increase both the probability and the magnitude of the adverse effects. A bankruptcy proceeding other than the prepackaged plan of reorganization is likely to be a longer proceeding, more expensive and more disruptive to our business than the bankruptcy proceeding contemplated by the prepackaged plan of reorganization and may result in material harm to our financial condition and results of operations.

The going concern explanatory paragraph contained in the report of our independent accountants may have a material adverse effect on our business.

Our consolidated financial statements included in the registration statements on Form S-4 dated October 10, 2003 (File Nos. 333-107714 and 333-108170) have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The report of PricewaterhouseCoopers LLP, our independent accountants, on our financial statements as of and for the year ended December 31, 2002 includes an explanatory paragraph that states that there is substantial doubt about our ability to continue as a going concern. You should carefully review the report of PricewaterhouseCoopers. The going concern explanatory paragraph could be of concern to our customers, suppliers and other business partners, and our competitors are likely to seek to exploit the going concern explanatory paragraph to our disadvantage. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our common stock may be delisted from The Nasdaq National Market, which could seriously limit the liquidity of our common stock and impair our ability to raise future capital through the sale of our equity or debt securities.

In October 2002, the Company received notification from The Nasdaq Stock Market, Inc. that it was out of compliance with Nasdaq’s minimum bid price requirement of $1.00 per share, which constitutes grounds for delisting the Company’s common stock from the Nasdaq National Market (the “National Market”). The Company has subsequently received several extensions from Nasdaq’s Listing Qualifications Panel (the “Panel”) to regain compliance with the minimum bid requirement in order to avoid delisting. As a result of the Company’s November 3, 2003 voluntary filing under Chapter 11 of the United States Bankruptcy Code, the Panel has the authority to suspend or delist the Company’s securities from the National Market. However, the applicable National Market rules also provide that a company who has made a Chapter 11 filing may maintain its National Market Listing in certain circumstances. By way of letter dated November 4, 2003, the Company has requested an opportunity to submit supplemental information to the Panel detailing the nature of its Chapter 11 filing, as well as the Company’s commitment to quickly regain compliance with the minimum bid price requirement and to demonstrate that maintaining its National Market listing would be appropriate. The Company has requested that our common stock remain listed during the Chapter 11 case and has been afforded additional time to make a supplemental filing to the Panel. The Company expects its common stock to remain listed at least until the Panel’s final determination, but there are no assurances that the Panel will allow the Company to remain listed on the National Market throughout the duration of the Chapter 11 case. As a result of the Company’s announcement of our Chapter 11 filing, the National Market has appended a fifth character, “Q” to the company’s trading symbol while in the bankruptcy proceeding.

If our common stock is delisted from the Nasdaq National Market, we will consider applying for transfer to the Nasdaq SmallCap Market, if available, until we can again meet the minimum bid pricing and other requirements of the Nasdaq National Market. If we are unable to meet and maintain the requirements to transfer to the Nasdaq SmallCap Market, our common stock may be traded on the Over-the-Counter Bulletin Board, or through some other means. Delisting could seriously limit the liquidity of our common stock and impair our ability to raise future capital through the sale of our equity or debt, which could have a material adverse effect on our business. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock and bonds.

Delisting could also adversely affect our relationships with our vendors and customers.

The price at which our common stock will trade could become depressed as a result of the issuance of shares in connection with the prepackaged plan of reorganization, which could impair its liquidity.

This issuance of common stock in connection with the prepackaged plan of reorganization could materially depress the price of our common stock if holders of a large number of shares of common stock attempt to sell all or a substantial portion of their holdings following the financial restructuring. We cannot predict the level of demand for our stock the number of shares of our common stock that will be offered for sale or be sold, or the price at which our common stock will trade following the financial restructuring. There are no agreements or other restrictions that prevent the sale of a large number of our shares of common stock immediately following the financial restructuring.

These and other risks associated with the financial restructuring are discussed further in the Registration Statements on Form S-4 dated October 10, 2003 (File Nos. 333-107714 and 333-108170).

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

Our operating plan is based on assumptions concerning the realization of a certain level of revenues and the control of our costs, which are difficult to predict and there is no guarantee that those goals are achievable.

Our projected operating plan is subject to great uncertainty because we have limited visibility into our business prospects and difficulty predicting the amount and timing of our revenue. For example, in the first three quarters of 2003, we did not achieve our revenue plan, and consequently, our losses were greater than anticipated and our stock price dropped significantly. Specifically, the sales cycle is difficult to predict with respect to our SmartEdge® Router products due to our customers’ and potential customers’ needs fully to evaluate these products and compare them to competitive products. The difficulty in predicting the sales cycle is aggravated by the fact that we have a limited backlog of orders continuing into 2003.

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

Our product line expanded when we began shipping our SmartEdge Router product in the fourth quarter of 2001. In addition, we have introduced new technologies in 2002 and 2003. In the fourth quarter of 2002 we introduced new technology for the SMS™ 10000, a product known as SMS 10000 SL. In the second quarter of 2003, we introduced the SmartEdge Service Gateway and in the third quarter of 2003, we introduced the SMS 1800 SL. The growth of our business is highly dependent on customer acceptance of the SmartEdge Router product, the SMS 10000 SL product and SmartEdge Service Gateway. If sales of these products do not meet our 2003 operating plan expectations, our operating results, financial condition or business prospects may be negatively impacted.

There are a limited number of potential customers for our products and the loss of any of our key customers would likely significantly reduce our revenues.

Our customers include both end-user customers and resellers. During the nine months ended September 30, 2003, revenue from product purchases by NEC and British Telecom accounted for approximately 14% and 9% of our revenue, respectively. During the nine months ended September 30, 2002, revenue from product purchases by Verizon and Sumitomo accounted for approximately 19% and 13% of our revenue, respectively. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. The loss of any of our key customers could likely significantly reduce our revenues.

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

We increasingly rely on sales in international markets, which exposes us to additional risks that may affect our revenue levels.

We have become increasingly reliant on sales to international customers during the last two years. During the nine months ended September 30, 2003 and 2002, we derived approximately 63% and 53%, respectively, of our revenue from sales to international customers. Our growing international presence exposes us to risks including:

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

If one or more of these risks materialize, our sales to international customers may decrease and our costs may increase, which could negatively impact our revenues and operating results. For example, operating results were negatively impacted in the second quarter of 2003 due to, among other things, worldwide travel restrictions imposed in conjunction with the outbreak of SARS in Asia and Canada.

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

We are dependent on sole source and limited source suppliers for several key components, and any interruptions or delay of supply could adversely affect our sales and business prospects.

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

In order to preserve our going concern credibility with key customers, suppliers, employees and other parties in interest, it is important for us to maintain successful relationships with our key suppliers and to deal with them on fair and reasonable terms in the prepackaged plan of reorganization. To do otherwise would threaten their interests, which we do not intend to do, and might result in their withdrawal of support and exercise of defensive rights, which could negatively impact our ability to successfully conclude any financial restructuring. No assurance can be given, however, that the financial restructuring will be achieved in any form, or that even if achieved, it would successfully enable us to avoid those difficulties.

We currently depend on a single contract manufacturer with whom we do not have a long-term supply contract, and the loss of any manufacturing capacity could materially and adversely affect our sales and operating results.

We depend on a single third party contract manufacturer to manufacture our products, and certain strategic vendors to supply parts to our contract manufacturer, with whom we do not have long-term contracts. If we should fail to effectively manage the relationship with our contract manufacturer or if it should experience delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers would be delayed. If our contract manufacturer were to cease doing business with us, our ability to deliver products to customers could be materially adversely affected, which would have a material adverse effect on our business.

The loss of any of our contract manufacturer’s manufacturing capacity could prevent us from meeting our scheduled product deliveries to our customers and could materially and adversely affect our sales and operating results. Our contract manufacturer is vital to any successful restructuring and to our credibility with other vendors, customers, key employees and other parties in interest. The bankruptcy court has approved “critical vendor treatment” of our contract manufacturer, which means that we will be able to maintain ordinary course dealings with our contract manufacturer during our Chapter 11 case.

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

As of September 30, 2003, we have filed over 100 patent applications in the United States, over 20 international patents, and have been granted seven U.S. patents. The patent applications may not result in the issuance of any additional patents. Any patent that is issued might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

If necessary licenses of third-party technology are not available to us or are unreasonably expensive to obtain, our results of operations could be adversely affected.

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

We could become subject to litigation regarding intellectual property rights which could subject us to significant liability or force us to redesign our products.

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

We may be at risk of additional litigation, which could be costly and time consuming to defend.

In 2002, we were a defendant in a securities class action litigation, which is still pending, although it is subject to a pending settlement covered by insurance. In addition, On September 29, 2003, one of the landlords with whom we have been negotiation in connection with the financial restructuring filed a complaint in Santa Clara County Superior Court seeking to accelerate approximately $2.6 million in rent payments, and also seeking other incidental damages, relating to an alleged breach of a lease for real property leased by us in San Jose, California. This landlord also filed a Notice for Application of Right to Attach Order and Motion for Writ of Attachment in the same court seeking to attach funds of ours in an amount equal to purported losses arising from the alleged breach of the lease terms. On October 30, 2003, at the hearing of the writ application, the Court ruled in favor of Carr’s application for a right to attach order in an amount of $3,243,781.77. However, no Right to Attach Order was signed by the Court or filed and no writ was ever issued. Also, on October 30, 2003, the Company filed a cross-complaint against Carr seeking damages for Carr’s own breach of the lease and breach of the covenant of good faith and fair dealing. Thereafter, on November 3, 2003, as a result of Redback’s Chapter 11 bankruptcy filing and pursuant to Section 493.030 of the California Code of Civil Procedure, the bankruptcy filing resulted in a termination of any right to attach.

As a result of our Chapter 11 filing, all existing litigation has been stayed and commencing new litigation would be subject to the restrictions of the automatic stay. We believe our exposure to existing litigation, particularly in light of our Chapter 11 filing and after allowing for expected applicable insurance coverage, is not material.

We remain at risk of post-petition litigation claims, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc. and remain at risk of obtaining liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

Our quarterly operating results have and are expected to continue to fluctuate significantly, which may result in volatility in the prices of our securities.

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

If we experience difficulties in developing new products, our revenues and earnings may be adversely affected.

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

The size of our workforce has experienced rapid fluctuations over the last few years, as we grew from 270 employees as of December 31, 1999, to 1,180 employees as of December 31, 2000, then contracted to 820 employees at December 31, 2001, decreased to 596 at December 31, 2002 and decreased further to 495 at September 30, 2003, as a result of operational restructuring activities. Many members of our senior management joined the company in 2001. Moreover, our current financial and operational condition, including but not limited to our liquidity concerns, makes it especially challenging to attract and retain highly qualified management, skilled engineers and other knowledgeable workers in an industry where competition for skilled personnel is intense. Our future performance depends, in part, on the ability of our restructured senior management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel.

Given the commencement of our Chapter 11 case, we expect that we will continue to experience challenges in attracting and retaining key personnel. Moreover, under the terms of the prepackaged plan of reorganization, any unexercised stock options held by our current employees will be cancelled following implementation of the prepackaged reorganization, and the grant of new stock options will be at the discretion of our post-restructuring board of directors. The loss of existing stock options, coupled with uncertainty as to whether new options will be granted, may negatively impact our ability to retain our key employees. In addition, we do not have any retention or other agreements in place with our key personnel to provide incentives for those individuals to remain employed by us during the pendency of the Chapter 11 case. The loss of the services of key personnel or the inability to continue to retain, attract, or assimilate qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

One of our officers is facing a civil SEC lawsuit related to his previous employment, and any adverse determination may affect his ability to serve as an officer of our company.

On February 25, 2003, the SEC filed a civil lawsuit against eight current and former officers and employees of Qwest Communications, regarding activities that occurred while each was employed at Qwest. One of the individuals named is Joel Arnold, our Senior Vice President of Marketing, Business Development and Strategy, who was formerly Executive Vice President of Qwest’s Global Business Unit. The lawsuit alleges that Mr. Arnold participated in activities intended to artificially accelerate Qwest’s recognition of revenue in two equipment sale transactions. The SEC is seeking, among other remedies, that Mr. Arnold and four other defendants be permanently barred from serving as an officer or director of any public company.

Although it is expected that such a civil procedure will take two to three years or longer to be adjudicated, an unfavorable result at the end of such action against Mr. Arnold may result in him being unable to serve as an officer. In addition, Mr. Arnold may be distracted while defending against the allegations.

We have been informed that the SEC is examining certain transactions involving Qwest Communications, and adverse determination relating to Redback in this examination could result in a material adverse effect on our business.

We have been informed that the SEC is examining various transactions involving Qwest Communications, some of which were entered into between us and Qwest. We are fully cooperating with the SEC regarding this matter and have provided relevant information to the SEC in response to its requests. The transactions with respect to which the SEC has requested information from us were all entered into prior to fiscal year 2002 and involve the sale of products by Redback to Qwest, the purchase of certain products and services by Redback from Qwest and certain equity investments. We cannot predict the duration or outcome of the SEC’s examination, and to date, the SEC has not informed us as to their intent to pursue enforcement or any other action against us. If, however, the SEC determines to pursue enforcement or other action against us, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

If we fail to match production with product demand, we may need to incur additional costs and liabilities to meet such demand.

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

Our gross margin may continue to fluctuate over time, which could harm our results of operations.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At September 30, 2003 and December 31, 2002, our primary net foreign currency exposures were in Canadian dollars, Euros, Australian dollars, Singaporean dollars, Taiwanese dollars, and British pounds. At September 30, 2003, we held net foreign currency forward contracts to hedge future cash outflows to our subsidiaries with an aggregate face value of approximately $0.7 million, to mitigate exposure related to intercompany balances with our European subsidiaries and to mitigate future payments in Euros related to funding requirements for our subsidiaries. We record these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

A 10% adverse move in currency exchange rates affecting the contracts from their September 30, 2003 levels would decrease the fair value of the forward contracts by an immaterial amount. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that our hedging strategy should yield no material net impact to income or cash flows. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On November 3, 2003, the Company voluntarily filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed with the United States Bankruptcy Court for the District of Delaware. The case has been assigned to the Honorable Charles G. Case, II under case number 03-13359. The petition affects only the Company’s U.S. corporate parent and does not include any of its subsidiaries.

On September 29, 2003, CarrAmerica Realty Corporation (“Carr”), one of the landlords with whom Redback has been negotiating, filed a complaint in the Superior Court of Santa Clara County, California seeking, inter alia, to accelerate approximately $2.6 million in future rent payments, relating to an alleged breach of a lease for real property leased by Redback in San Jose, California. On the same date, Carr also filed a Notice for Application of Right to Attach Order and Motion for Writ of Attachment seeking to attach funds of Redback in an amount equal to Carr’s purported losses arising from the alleged breach of the lease terms. Carr had previously commenced an unlawful detainer action against Redback with respect to the same property, in which it sought to recover possession of the property and monetary damages for alleged past due rent. On October 30, 2003, at the hearing of the writ application, the Court ruled in favor of Carr’s application for a right to attach order in an amount of $3,243,781.77. However, no Right to Attach Order was signed by the Court or filed and no writ was ever issued. Also, on October 30, 2003, the Company filed a cross-complaint against Carr seeking damages for Carr’s own breach of the lease and breach of the covenant of good faith and fair dealing. Thereafter, on November 3, 2003, as a result of Redback’s Chapter 11-bankruptcy filing and pursuant to Section 493.030 of the California Code of Civil Procedure, the bankruptcy filing resulted in a termination of any right to attach. The Company previously surrendered possession of the premises, which are the subject of these two lawsuits, and the premises are not material to Redback’s business. The Company intends to handle these lawsuits in the bankruptcy proceeding.

In July 2001, plaintiffs filed a shareholder class action lawsuit against the Company and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how the Company’s underwriters of the initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Company to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against the Company and its current and former officers and directors, as well as certain underwriters involved in the Company’s initial public offering. Similar complaints were filed concerning more than 300 other IPOs. All of these cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the court entered an Order of Dismissal as to the individual defendants in the Company’s IPO litigation, without prejudice. On February 19, 2003, the court denied the motion to dismiss the claims against the Company. Settlement discussions on behalf of the named defendants have occurred over the last several months, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and Company’s insurance carriers. The underwriters are not parties to the proposed settlement. As of June 30, 2003, the Company has tentatively agreed to this settlement, provided that substantially all of the other defendants agree to the memorandum of understanding. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement. It is currently anticipated that the settlement will be finalized by late 2004.

Item 2.    Changes in Securities and Use of Proceeds.

None

Item 3.    Defaults upon Senior Securities.

The Company has not made the interest payment on its pre-petition convertible subordinated notes that was due on October 1, 2003. Under the terms of the indenture governing the pre-petition convertible subordinated notes, the continued failure to pay interest constituted an event of default as of October 31, 2003. As of November 1, 2003, accrued and unpaid interest on the convertible subordinated notes was $13.7 million and the outstanding principal amount was $467.5 million. This indebtedness and all of the Company’s other indebtedness and obligations are now the subject of the Company’s bankruptcy proceedings. The Company expects that its indebtedness will be restructured in accordance with the terms of its prepackaged plan of reorganization, subject to confirmation of the prepackaged plan of reorganization by the bankruptcy court.

Item 4.    Submission of Matters to a Vote of Security Holders.

On October 30, 2003, the Company held a special meeting of stockholders to vote on the recapitalization plan proposals described in the Company’s Registration Statement on Form S-4 dated October 10, 2003 (File No. 333-108170). The proposals were:

■	An amendment and restatement of the Company’s existing amended and restated certificate of incorporation to implement a 73.3925456:1 reverse split of the Company’s common stock.

■	The issuance of warrants to purchase up to approximately 5.4 million shares of our common stock as well as the issuance of an aggregate of up to approximately 52.9 million shares of our common stock pursuant to the recapitalization plan, including up to (1) approximately 47.5 million shares of common stock in exchange for up to $467.5 million aggregate principal amount and related accrued interest of our convertible subordinated notes, and (2) up to approximately 5.4 million shares of common stock issuable upon exercise of the warrants to be issued primarily to our stockholders of record immediately prior to expiration of the exchange offer.

■	An amendment to our 1999 stock inventive plan to increase the aggregate number of shares available for issuance under the plan from 373.234 as of September 26, 2003 to 10,975,610 shares (in each case assuming the effectiveness of the reverse stock split in proposal No. 1) and approval of the material terms of the plan in compliance with section 162(M) of the internal revenue code of 1986, as amended.

■	An amendment to our 1999 Employee Stock Purchase Plan to increase the aggregate number of shares available for issuance under the plan from 81,752 as of September 26, 2003 to 1.5 million shares (in each case assuming the effectiveness of the reverse stock split in proposal No. 1).

■	The authorization of proxies designated for the special meeting, in their discretion to vote upon such other business as may properly come before the special meeting, or any adjournment or postponement thereof, and to specifically authorize them to vote in favor of an adjournment or postponement of the special meeting, including for the purpose of soliciting additional proxies.

The Company was unable to obtain a quorum and consequently, no action was taken at the special meeting.

Item 5.    Other Information.

In October 2002, the Company received notification from The Nasdaq Stock Market, Inc. that it was out of compliance with the minimum bid price requirement of $1.00 per share, which constitutes grounds for delisting the Company’s common stock from the Nasdaq National Market (the “National Market”). The Company has subsequently received several extensions from Nasdaq’s Listing Qualifications Panel (the “Panel”) to regain compliance with the minimum bid requirement, and also to allow for additional time in the Securities and Exchange Commission rulemaking process, in order to avoid delisting. As a result of the Company’s November 3, 2003 voluntary filing under Chapter 11 of the United States Bankruptcy Code, the Panel has the authority to suspend or delist the Company’s securities from the National Market. However, the applicable National Market rules also provide that a company who has made a Chapter 11 filing may maintain its National Market Listing in certain circumstances. By way of letter dated November 4, 2003, the Company has requested an opportunity to submit supplemental information to the Panel detailing the nature of its Chapter 11 filing, as well as the Company’s commitment to quickly regain compliance with the minimum bid price requirement and to demonstrate that maintaining its National Market listing would be appropriate. The Company has requested that its common stock remain listed during the Chapter 11 case and has been afforded additional time to make a supplemental filing to the Panel. The Company expects its common stock to remain listed at least until the Panel’s final determination. As a result of the Company’s announcement of our Chapter 11 filing, the National Market has appended a fifth character, “Q”, to the Company’s trading symbol while in the bankruptcy proceeding.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description

2.1	Prepackaged Plan of Reorganization of Redback Networks, Inc. dated November 3, 2003.

10.1	Lock-Up Agreement by and among Redback Networks Inc. and certain holders of its outstanding notes listed on Schedule A thereto, dated July 6, 2003 (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of Redback Networks Inc. (File No. 000-25853), as filed with the Securities and Exchange Commission on July 8, 2003).

10.2	Amendment to Lock-up Agreement dated September 30, 2003.

10.3	Financing Agreement, dated as of November 12, 2003, by and among the Company, certain of the Company’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders thereunder.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On July 7, 2003, the Company filed a Current Report on Form 8-K (Item 9—Regulation FD Disclosure (Information provided under Item 12—Disclosure of Results of Operations and Financial Condition)) to report the announcement of certain financial results for the second fiscal quarter of 2003. (The information in this report was furnished and was not deemed filed under applicable rules and regulations.)

On July 7, 2003, the Company filed a Current Report on Form 8-K (Item 5—Other Events) to report information relating to its Nasdaq National Market listing status.

On July 8, 2003, the Company filed a Current Report on Form 8-K (Item 5—Other Events) to report the announcement of a lock-up agreement with certain holders of the Company’s convertible subordinated notes.

On July 16, 2003, the Company filed a Current Report on Form 8-K (Item 9—Regulation FD Disclosure (Information provided under Item 12—Disclosure of Results of Operations and Financial Condition)) to report the announcement of its financial results for the second fiscal quarter of 2003. (The information in this report was furnished and was not deemed filed under applicable rules and regulations.)

On August 27, 2003, the Company filed a Current Report on Form 8-K (Item 5—Other Events; Item 9—Regulation FD Disclosure) to report information relating to its Nasdaq National Market listing status. (The information in this report was furnished and was not deemed filed under applicable rules and regulations.)

On September 17, 2003, the Company filed a Current Report on Form 8-K (Item 9—Regulation FD Disclosure) to announce that a representative of the Company would be speaking at an analyst conference.

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

Date: November 14, 2003