Form 10-K
period 2003-12-31
REDBACK NETWORKS INC
filed 2004-03-15
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-25853

REDBACK NETWORKS INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0438443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Holger Way San Jose, CA http://www.redback.com	95134
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on June 30, 2003, which is the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $132.1 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 4, 2004, 51,789,623 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement filed in connection with its annual meeting of stockholders to be held on May 12, 2004 are incorporated by reference into Part III of this Form 10-K where indicated.

REDBACK NETWORKS INC.

FORM 10-K

December 31, 2003

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

Overview

Redback Networks Inc. was incorporated in Delaware in 1996. Based on worldwide market share by revenue for the Internet access and infrastructure segment, Redback is a leading provider of advanced telecommunications networking equipment. We enable carriers and service providers to deploy high-speed access and services to the Internet and corporate networks. Our product lines, which consist of the SMS™ family of subscriber management systems and the SmartEdge® router and service gateway systems, combine networking hardware and software. These product families are designed to enable our customers to create regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Based on the information that management reviews for assessing performance and allocating resources within Redback, we have concluded that Redback has only one reportable segment. Net revenue was $107.5 million, $125.6 million and $227.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Loss from operations was $84.7 million, $166.9 million, and $4.1 billion for the years ended December 31, 2003, 2002, and 2001, respectively. Total assets were $509.6 million and $660.7 million as of December 31, 2003 and 2002, respectively.

Our SMS family of products connect and manage large numbers of subscribers across major high-speed access technologies including DSL. These products bridge the operational gap between the devices used to gather high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). Redback has a full portfolio of products in the SMS family targeted for different scaling points in the network. This portfolio includes the SMS 500, SMS 1800, SMS 1800 SL, SMS 10000, and SMS 10000 SL products.

Our SmartEdge family of products offer service providers the next generation of edge platforms that provide the ability to add revenue generating network services in addition to the data / Internet connectivity provided by traditional routers. The SmartEdge products simplify the architecture of today’s regional data networks, and improves their capacity, performance and ability to deliver Internet Protocol (IP) services like Virtual Private Networks (VPNs). The SmartEdge family includes the SmartEdge 800 and the SmartEdge 400 products, both of which are available as either a Router or a Service Gateway. Our SmartEdge router allows broadband service providers to connect thousands of business users quickly and cost-effectively through traditional interfaces (DS-1, DS-3, OC-3, OC-12 and OC-48) as well as Ethernet and Gigabit Ethernet interfaces. Its modular and scalable IP software enables the platform to provide users with high reliability, scalability and performance. We announced our SmartEdge router product during the fourth quarter of 2001 and began shipments in the same quarter. In June 2003, we also announced the availability of the Service Gateway software enhancement to the SmartEdge platforms that allow service providers to utilize the same high performance platform to simultaneously support large number of broadband subscribers and perform subscriber management functions.

The combination of our SMS and SmartEdge products deliver an architecture that enables our carrier and service provider customers to build intelligent broadband infrastructure, creating a robust environment for inserting and managing differentiated IP services, on a user-by-user basis.

On November 3, 2003, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court, District of Delaware, or the bankruptcy court, and filed a prepackaged plan of reorganization, or the Plan, on that same date. Our subsidiaries did not follow the parent company into bankruptcy. On December 22, 2003, the bankruptcy court entered an order confirming the Plan. We emerged from bankruptcy on the effective date of the Plan, January 2, 2004.

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

Digital Subscriber Line (DSL). The market for digital subscriber line services has been expanding in many regions around the world. At the end of 2003, there were an estimated 63.8 million DSL subscriber around the world, representing a 78% growth over 2002. This growth is expected to continue, with IDC, a market research company, predicting a 35% compounded annual growth rate from 2001 to 2006 with a total of 109 million subscribers at the end of 2006. Using the extensive network that has been laid out for voice-based telephone calls, DSL operates over most types of standard copper telephone wires. Various implementations of DSL have been developed and deployed, resulting in consumer-oriented and business-oriented access services that offer different speeds, availability guarantees and other features. DSL can also serve as an affordable replacement for dedicated data lines used to deliver high speed data services to small and medium sized businesses.

Cable. High-speed data communication across existing cable television networks has been made possible by the combination of two-way cable technology, cable modems installed in the home, and network equipment installed at major cable concentration points to terminate end-user traffic.

Wireless. As an alternative to access technologies using physical wires or cables, carriers and service providers are also using wireless technologies to provide broadband access. Many of these providers are in the early stages of using their licenses to deploy broadband wireless data services. In addition, Wireless-Fidelity (Wi-Fi) as a ubiquitous low cost mechanism for wireless local area networks is gaining popularity and could drive broadband acceptance.

Fiber. Increasingly, carriers are starting to deploy fiber infrastructure in the form of Fiber to the Curb (FTTC), Fiber to the Premise (FTTP) or Fiber to the Home (FTTH). Fiber deployments can deliver exceptionally high data rates to end users and enable carriers and service providers to deliver simultaneous voice, video and data services.

In addition to the consumer oriented access methods outlined above, businesses generally connect to the internet using high speed access methods such as leased lines, Asynchronous Transfer Mode (ATM), and frame relay.

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

Strategy

Redback’s objective is to be a leading provider of intelligent broadband infrastructure that enables carriers and service providers to rapidly deploy high-speed access to the Internet and corporate networks and to deliver advanced Internet Protocol (IP) services that enable providers to generate incremental revenue from their networks. Key elements of our strategy include the following:

Leverage Leading Software Capabilities. We believe our AOS™ operating system on the SMS platform and the SmartEdge OS on the SmartEdge platform differentiates our solution and gives us a competitive advantage in the marketplace. These software capabilities allow Redback’s products to aggregate and manage broadband subscriber connections and enable additional services on top of basic connectivity. Examples of how these capabilities get leveraged includes the use of the multiple context facility to deliver wholesale services by partitioning the physical product into several logical products, designating each as a separate context that can be assigned to a different customer or retain Internet Service Provider. We intend to continue to enhance our wholesale, security, bandwidth management, subscriber accounting and billing, and policy management capabilities.

Leverage Proprietary Computer Circuit Designs. We believe our SmartEdge products’ hardware design, including proprietary computer chips commonly known as application specific integrated circuits (ASICs), gives us a competitive advantage in the marketplace. These ASICs are complex and incorporate the functions previously performed by multiple pieces of equipment. In particular, our packet processing ASIC (PPA) provides us with the capability to perform deep packet inspection at very high processing rates in a programmable fashion that allow us to deliver new and innovative IP based services. We intend to continue to enhance our ASIC designs and use them throughout our SmartEdge product line.

Enable New Consumer and Business Services. We believe our products provide a flexible solution for the creation and delivery of new value-added services. We will continue to work directly with our customers and partners to develop features and functionality that further enhance the ability of service providers to deliver new broadband-based services. We believe this approach will increase the value we offer in both new and existing installations, as well as contribute to the business success of our customers. Examples of these new services may include “silver”, “gold” or “platinum” tiered-bandwidth services, duration or time based access services and virtual private network services.

Deliver Broad Product Families. We have expanded our SMS and SmartEdge product families to address the different capacity and functionality requirements of different market segments and our target customers’ needs. Our SMS 500, SMS 1800, SMS 1800 SL, SMS 10000 and SMS 10000 SL products, and the SmartEdge 800 and SmartEdge 400 routers are targeted at carriers and service providers. We will continue to invest in expanding our product portfolio to address other scaling points in the network and to add additional functionality to these products.

Expand Global Distribution and Strengthen Relationships with Distribution Partners. We currently pursue a direct and indirect sales strategy to penetrate broadband service provider organizations, focusing primarily on large carriers and major service providers. We also target smaller carriers and service providers through resellers and channel partners who sell our products to their customers. We offer participating resellers discounts, technical training materials, access to an exclusive web site and exclusive marketing and sales materials.

We are continuing to expand our customer reach by:

•	Pursuing strategic partnerships like the one announced with Nokia in May 2002.

•	Increasing the scope of our distribution capability in Europe and Asia-Pacific. This includes distribution agreements such as the one announced in September 2003 with ZTE, a telecom equipment supplier based in China.

•	Establishing relationships with system integrators to deliver a fully integrated solution for our customers.

•	Establishing a Solutions Alliance Program with various companies to add network and service management solutions covering:

•	network planning and engineering;

•	service provisioning and activation;

•	alarm and fault management;

•	performance management and service level agreements; and

•	billing and mediation.

These actions may enable us to expand our global sales presence through the sale of integrated products to mutual customers.

Extend Leadership throughout Broadband Service Provider Markets. We plan to extend our leadership position by continuing to invest in sales and marketing efforts that will allow us to further penetrate existing accounts with existing and new products, to develop early customer relationships and to win new service provider accounts for all types of broadband access. The key application areas that Redback provides solutions include broadband subscriber aggregation, edge routing and services that can be delivered over the networking infrastructure.

The Redback Solution

Redback provides solutions that make it possible for broadband service providers to connect and manage large numbers of subscribers using a range of high-speed access technologies. Our product families enable our customers to create end-to-end regional and national networks that support major broadband access technologies as well as new services that these high-speed connections support.

Our SMS platform is designed to allow broadband service providers to connect tens of thousands of end-users quickly and cost-effectively, as well as manage user accounts and service profiles. By using our products, broadband service providers are able to deliver different kinds of high-speed access and a variety of service offerings with a single operational structure.

Our SmartEdge platform provides broadband service providers the ability to simultaneously support large number of broadband DSL users and to connect thousands of business users quickly and cost-effectively through traditional interfaces (DS-1, DS-3, OC-3, OC-12, OC-48, and their ETSI equivalents), ATM interfaces, frame relay interfaces as well as ethernet and gigabit ethernet interfaces. Its modular and scalable IP software, built for aggregation, enables the platform to provide users with high reliability, scalability and performance.

Redback believes that data networks must evolve from the connectivity oriented networks of today to more intelligent, user aware networks optimized for service delivery. These updated networks allow Redback’s customers to offer more profitable, intelligent network services to their end users in an efficient and easily manageable fashion. This is not unlike the transition that occurred in the public switched telephone network (PSTN). For a long time, the PSTN was purely a connectivity-based network. In recent years, the PSTN has evolved to offer advanced services such as call waiting, call-forwarding, voicemail and auto call return. These advanced services, referred to as the Advanced Intelligent Network (AIN), deliver increased margins to the PSTN service provider. Redback’s products are designed to enable carriers and service providers to deliver equivalent advanced services in data networks. Our products enable broadband service providers to create and market new service offerings that extend to their customers additional capabilities such as increased security, connectivity options based on time of day or duration, and enhanced network-based delivery of content such as video.

Benefits of the Redback Solution

Redback’s solution of enabling the build out of intelligent broadband infrastructure provides the following benefits to our carrier and service provider customers:

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

Enhances Broadband Operations. Our products bridge the operational gap between access equipment located at the consumer end of the networks that serve businesses and homes and the routers at the carriers’ and service providers’ facilities that connect to the Internet and to corporate networks.

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

Provides a Platform for the Delivery of Value-Added Services. Our products enable broadband service providers to create and market new service offerings such as increased security, connectivity options based on time of day or duration, and enhanced network-based delivery of content such as video.

Products and Technology

The SMS Product Family

The SMS system enables service providers and carriers to provision, aggregate and manage broadband and dial-up subscribers and services through a single, unified platform. The SMS platform is deployed at service providers’ Points of Presence (POPs) or within carriers’ metropolitan networks.

The SMS system accepts a large concentration of broadband subscriber traffic from devices, such as DSL Access Multiplexers (DSLAMs), Cable Modem Termination Systems (CMTSs) and wireless concentrators including Wi-Fi hotspots, and delivers groomed traffic to the providers’ backbone routers. The SMS platform eases provisioning through RADIUS integration and standard management interface for rapid time to market and enables the creation and delivery of revenue-generating packet-based services and content.

The SMS family includes five product offerings: the SMS 10000, the SMS 10000 SL, the SMS 1800, the SMS 1800 SL, and the SMS 500 products. All devices are purpose-built for subscriber management, with the ability to aggregate broadband subscribers over DSL, cable and wireless.

The SMS 10000 and SMS 10000 SL

The SMS 10000 platform features significant capacity and throughput with high reliability and redundancy of major system components. Scalable to tens of thousands of active subscribers per seven-foot rack in certain environments, the SMS 10000 product enables new levels of service aggregation, wholesale access and IP service creation. The SMS 10000 SL product was released in October 2002 and is an enhancement to the SMS 10000 platform built upon Redback’s subscriber management technology with a redesign of certain portions of the hardware architecture and a new version of the AOS operating software.

The SMS 1800 and SMS 1800 SL

Similar to the SMS 10000 platform, the SMS 1800 system aggregates thousands of broadband subscribers and is deployed at the service providers’ POPs to aggregate broadband subscriber traffic from DSLAMs, CMTSs and wireless concentrators and pass on groomed traffic to backbone routers. The SMS 1800 SL product was released in September 2003 and is an enhancement to the SMS 1800 platform built upon Redback’s subscriber management technology with a redesign of certain portions of the hardware architecture and a new version of the AOS operating software.

The SMS 500

The SMS 500 product delivers leading SMS functionality in a compact form factor for a lower number of subscribers.

The SmartEdge 800

Redback has built the SmartEdge 800 router for the service provider network’s edge. Its hardware and software has been designed with high reliability, scalability and flexibility in mind. In performing its edge role, the SmartEdge 800 router’s operating system has been designed for user-to-network functionality and hence is not limited by only supporting network-to-network functionality inherent in other competing platforms that have been adapted to perform at the edge of the network.

The SmartEdge 800 router incorporates a packet processing ASIC used in the forwarding path which allows the platform to facilitate a deep level of packet processing enabling such functions as quality of service, user awareness and appropriate policy enforcement while maintaining line rate forwarding. Another distinguishing characteristic of this platform is the custom designed software. The modular software architecture heightens reliability and enables binding of any user connection to any service, further simplifying service provisioning. Software modularity also allows for easier product evolution because new software modules can be independently developed, tested and installed to satisfy demand for new services.

The SmartEdge 800 router also incorporates many of the same service philosophies inherent in the SMS platform. For example, multiple routing contexts allow providers to partition a chassis with software to create hundreds of “contexts” or virtual routers, each with its own management console, private forwarding tables, accounting and provisioning systems. The software architecture facilitates dynamic binding of the context to a service. End-user visibility into virtual routers reduces management expense for the service provider.

The SmartEdge 800 platform was introduced in October of 2001 as the SmartEdge 800 router for performing edge routing and edge aggregation of business traffic from access methods such as Leased Lines, ATM, frame relay and ethernet. In June of 2003, Redback introduced new enhancements to the SmartEdge platform that enable it to function as a “Service Gateway,” which is the functionality of being able to aggregate and manage broadband subscribers in addition to terminating business subscribers, and delivering a wide array of value-added services. Today, the SmartEdge 800 platform is available as the SmartEdge 800 router, for deployment in traditional edge routing applications and as the SmartEdge 800 Service Gateway router, for deployment in broadband aggregation and subscriber management applications or as a converged edge platform that can perform all of the above types of applications in one chassis.

The SmartEdge 400

The SmartEdge 400 router is a new product introduced in June 2003 that expands the SmartEdge product portfolio. It is a smaller version of the SmartEdge 800 router in a compact chassis targeted for deployment in smaller central office locations, remote terminals and multi-dwelling units. It shares all the key attributes of the SmartEdge 800 router – the hardware architecture, the software and the line cards. The SmartEdge 400 platform is also available as the SmartEdge 400 router, for deployment in traditional edge routing applications and as the SmartEdge 400 Service Gateway router, for deployment in broadband aggregation and subscriber management applications or as a converged edge platform that can perform all of the above types of applications in one chassis.

The NetOp™ Element Manager and NetOp Policy Manager

The NetOp Element Manager provides network management for the SmartEdge platforms. It is a software platform that enables highly scalable, distributed network and service management for the SmartEdge platforms through a graphical user interface that simplifies critical tasks related to fault and configuration management, inventory management and troubleshooting, helping providers reduce costs and more efficiently manage their networks. In addition, embedded management functionality including command-line interface, simple network management protocol, and bulk statistics enables efficient SmartEdge platform configuration and monitoring, greatly reducing the time it takes to deliver new services to customers. By partnering with leading Operational Support System vendors to supply critical management functions and multi-vendor support, Redback delivers a complete management solution for its SmartEdge platforms.

The NetOp Policy Manager (NetOp PM) is a software platform that allows policy management and control across the entire SMS and SmartEdge product families. Leveraging the proven use of industry standard RADIUS as the basis for subscriber provisioning, NetOp PM greatly expands the capabilities of existing operational environments to offer a large variety of time based, time of day based and volume-based services. Working in conjunction with the unique architectures of the SMS and SmartEdge products, NetOp PM allows a carrier to quickly introduce value added services.

Sales and Marketing

We sell our products through a direct sales force, resellers, and distribution partners. Through December 31, 2003, most of our revenue was derived from sales to carriers and service providers of broadband access and broadband services.

As of December 31, 2003, our sales force consisted of approximately 97 persons located globally. For the years ended December 31, 2003, 2002 and 2001, we derived approximately 62%, 50% and 37%, respectively, of net revenue from international sales. We currently have regional sales and support headquarters in North America, Europe and Asia-Pacific. (See Note 14 to our consolidated financial statements for additional revenue information by geographic region and “Risk Factors” for a description of risks attendant to our foreign operations).

In addition to direct sales, we have a variety of reseller and distribution partners, especially for local or regional customer reach in Europe and Asia. We have a variety of marketing programs and initiatives to support the awareness, sale and distribution of our products. The audience for these activities includes our

•	existing and prospective customers,

•	distribution partners and authorized resellers,

•	sales organization, and

•	the trade press, analysts and others who are influential in the industry.

Marketing activities include:

•	participation in technical conferences and industry tradeshows,

•	preparation of sales tools, business cases, competitive analyses and other marketing collateral,

•	sales training, publication of customer deployments, new product information and educational articles in industry journals,

•	maintenance of our World Wide Web site, and

•	direct marketing to prospective customers.

During 2003, revenue from purchases by SBC Communications and British Telecom accounted for approximately 16% and 11% of our net revenue, respectively. During 2002, revenue from purchases by Verizon, Sumitomo, Nokia and SBC accounted for approximately 13%, 10%, 10% and 10% of our net revenue, respectively. During 2001, Qwest Communications and Verizon accounted for 18% and 15% of our net revenue, respectively.

Backlog

As of December 31, 2003, we had $8.0 million in product backlog. Backlog represents orders for goods or services on our current price list that are expected to ship within the next twelve months. As of December 31, 2002, product backlog was $7.2 million.

Research and Development

Our engineering expertise includes:

•	internet protocol and routing software development,

•	ASICs, and custom circuit design,

•	subscriber management software,

•	ATM/frame relay termination,

•	wide area network interfaces,

•	network and policy management software,

•	system level testing, and

•	quality assurance.

We continue to invest in research and development programs. We are focusing development efforts on, among other things, completing and extending the functions of our ASIC designs, enhancing our support of the Internet Protocol and other related routing protocols, and creating and delivering new interfaces for our products. We are also developing new features and product families for our subscriber management system and are committed to extending the functionality of our subscriber management system software to create additional competitive advantages for our customers. We incurred research and development expenses of $65.7 million, $86.0 million and $107.6 million in 2003, 2002 and 2001, respectively.

Customer Service and Support

Our customer service and support organization supports and maintains products sold worldwide by our direct sales force, as well as products sold by our authorized resellers and partners. Generally, our distribution partners and authorized resellers provide installation and first-level, or preliminary, support to their customers, while we provide backup support. Our technical assistance centers in the North America, Asia and Europe employ systems engineers who work closely with our direct sales personnel, partners and resellers to assist end-users with post-sales support issues.

Manufacturing

Our manufacturing operations consist primarily of prototype development, materials planning and procurement for an outsourced order fulfillment model. All of our production, including final assembly and testing, is performed by Jabil Circuit Inc. We use several independent suppliers to provide printed circuit boards, chassis and subassemblies. Our products use a combination of standard parts and critical components, some of which are purchased from single or limited sources of supply.

Competition

Our product lines consist of the SMS and the SmartEdge product families, which are designed to enable our customers to create metropolitan area networks that support an efficient aggregation of broadband internet access technologies, as well as the new services that these high-speed connections support. Our competitors primarily include Juniper Networks and Cisco Systems, as well as many start up technology companies and traditional voice telecom equipment providers. Our market opportunity for the SMS and SmartEdge products is governed by the inherent growth in DSL subscribers as well as technological and scale advantages introduced in the market. Moreover, our competitors may introduce higher performance platforms, and we also face competition from the traditional routing companies that have added subscriber management features to their traditional products. Several vendors have introduced products that serve multiple functions, including aggregation and IP services delivery, and other startup companies are developing next generation technologies that may compete with our products.

The market for our SmartEdge router platform is characterized by an upgrade cycle of swapping existing edge routers, primarily from Cisco Systems, for more dense next-generation edge routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. We primarily compete with routers from Cisco Systems and Juniper Networks in this market. These companies are repositioning their existing core routers with additional features for use in the edge of the networks. Additional competition exists from companies who make multi-service edge devices, as well as startup companies who are developing next generation technologies that may compete with our products.

Patents and Proprietary Rights

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property rights, but these legal protections afford only limited protection. As of December 31, 2003, we have filed over 100 patent applications in the United States, over 25 international patent applications, and have been granted nine U.S. patents.

Employees

As of December 31, 2003, we had a total of 483 employees, including 271 employees involved in our research and development operations.

Geographic Information

See Note 14 to our consolidated financial statements for financial information about geographic areas.

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

Risk Factors

Even though we recently emerged from Chapter 11 bankruptcy reorganization, we expect to continue to incur net operating losses in the near future.

To date, we have not been profitable. We incurred net losses of approximately $118.8 million in the year ended December 31, 2003, $186.9 million during fiscal year 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we will continue to expend substantial funds in fiscal year 2004. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of December 31, 2003, we had cash, cash equivalents, and restricted cash of approximately $22.9 million, of which $2.4 million was restricted as collateral for secured loans or letters of credit, down from $116.0 million as of December 31, 2002.

On November 3, 2003, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. We emerged from bankruptcy on the effective date of the Plan, January 2, 2004. Even after our emergence from bankruptcy, we will continue to incur losses. Although we believe that our future operating cash flows will be sufficient to finance our operating requirements for the next 12 months, our limited availability of funds along with our continued loss from operations restricts our ability to expand or significantly increase our re-investment in our business and makes us more vulnerable to industry downturns. This may also place us at a competitive disadvantage.

Although we have successfully emerged from Chapter 11 bankruptcy, we may experience a negative impact on our business and operations due to the bankruptcy filing.

While we emerged from bankruptcy on January 2, 2004, there may be continued resistance to conduct business with us on the part of our customers, partners and vendors. Our customers and partners may continue to have concerns about our long-term viability given our need to file bankruptcy, which may delay or change their decision to purchase products or enter into new distribution agreements with us. In addition, our vendors may be unwilling to extend us favorable credit terms or refuse to do business with us at all as a result of our bankruptcy proceedings. An occurrence of one or all of these events could have a material adverse impact on our business.

Our operating plan is based on assumptions concerning the realization of a certain level of revenues and the control of our costs, which are difficult to predict and there is no guarantee that those goals are achievable.

Our operating plan is subject to great uncertainty because we have limited visibility into our business prospects and difficulty predicting the amount and timing of our revenue. Specifically, the sales cycle is difficult to predict with respect to our SmartEdge router products due to our customers’ and potential customers’ needs fully to evaluate these products and compare them to competitive products. The difficulty in predicting the sales cycle is aggravated by the fact that we have a limited backlog of orders continuing into 2004.

Many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenue. Customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our products to become more susceptible to extensive testing and internal review and approval cycles by our customers, the length and outcome of which is difficult to predict. This is particularly true for larger customers who represent a significant percentage of our sales and for whom our products represent a very small percentage of their overall purchasing activity. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of our customers. Our customers’ current capital constraints also make it difficult for them to commit in advance to buy our products in any given quarter. If sales from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

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

Our product line expanded when we began shipping our SmartEdge router in the fourth quarter of 2001. In addition, we have introduced new technologies in 2002 and 2003. In the fourth quarter of 2002 we introduced new technology for the SMS 10000 platform, the SMS 10000 SL product. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the third quarter of 2003, we introduced the SMS 1800 SL product and the NetOp Policy Manager products. The growth of our business is dependent on customer acceptance of these new products. If sales of these products do not meet our 2004 operating plan expectations, our operating results, financial condition or business prospects may be negatively impacted.

There are a limited number of potential customers for our products and the loss of any of our key customers would likely significantly reduce our revenues.

Our customers include both end-user customers and resellers. During the twelve months ended December 31, 2003, revenue from product purchases by SBC Communications and British Telecom accounted for approximately 16% and 11% of our revenue, respectively. During the year ended December 31, 2002, revenue from product purchases by Verizon and Sumitomo, Nokia and SBC Communications accounted for approximately 13%, 10%, 10%, and 10% of our revenue, respectively. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. The loss of any of our key customers could likely significantly reduce our revenues.

A small number of stockholders own a large percentage of our common stock and could significantly influence all matters requiring stockholder approval.

Based on SEC filings reporting stock ownership, two stockholders individually own over 10% of our issued and outstanding common stock with Creedon Keller & Partners, Inc. owning approximately 17%, and FMR Corp. owning approximately 10%. In addition, entities affiliated with Technology Crossover Ventures own Series B preferred stock that has the right to vote on all matters together with our common stock. These shares of preferred stock represent approximately 11% of our outstanding common stock on an as-converted basis. In the event some or all of these stockholders vote together they would be able to significantly influence all matters requiring approval by our stockholders, including new financing, the election of directors and the approval of mergers or other business combination transactions. To the extent that the interests of these stockholders are different than those of other stockholders, important company decisions may not reflect the interests of all stockholders.

Our future success depends in large part on sales to companies in the depressed telecommunications sector, and these companies continue to remain cautious with respect to new purchases.

We are highly dependent on sales to companies in the telecommunications sector. Over the last two years, this sector has been depressed and has only recently begun to recover. Our future depends on a rebound in the telecommunications sector because our sales depend on the increased use and widespread adoption of broadband access services, increased capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis), and the ability of our customers to market and sell broadband access services. If the telecommunications industry does not continue to recover or broadband deployments do not increase steadily, our customers may continue to encounter a shortage of capital, forego sustained or increased level of capital investments, and reevaluate their need for our products. Recovery of the telecommunications sector is beyond our control, and if it fails to recover in the near future, our revenues may be less than we currently anticipate, and our business will suffer.

We increasingly rely on sales in international markets, which exposes us to additional risks that may affect our revenue levels.

We have become increasingly reliant on sales to international customers during the last two years. During the year ended December 31, 2003, 2002 and 2001 we derived approximately 62%, 50% and 37%, respectively, of our revenue from sales to international customers. Our growing international presence exposes us to risks including:

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

We are disputing a number of the proof of claims filed in the bankruptcy proceeding, which may result in additional liability and may be costly to litigate.

We intend to file objections to certain disputed proof of claims of approximately $8.3 million which were filed in the bankruptcy proceeding and may result in additional liabilities if such claims are ultimately allowed by the bankruptcy court. We intend to dispute those proof of claims filed in the bankruptcy case to the extent that we believe such claims to have been either improperly filed with the bankruptcy court, or filed in amounts in excess of the true liability reflected in such claims. We cannot predict the outcome of such disputes and there may be an unfavorable outcome which may result in a greater equity distribution of up to approximately 820,000 common shares than originally contemplated to the extent that these disputed claims are ultimately allowed by the bankruptcy court. In addition, the cost of litigating the allowance of such claims may be greater than we anticipated.

We are dependent on sole source and limited source suppliers for several key components, and any interruptions or delay of supply could adversely affect our sales and business prospects.

We currently purchase several key components used in our products from single or limited sources of supply. Specifically, we rely on a limited number of foundries for a number of our ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our third party contract manufacturer, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components to us. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive. Our inability to obtain sufficient quantities of components from our suppliers in a timely manner could negatively impact our ability to timely introduce and generate revenue from this new technology.

We currently depend on a single contract manufacturer, Jabil Circuit, Inc. with whom we do not have a long-term supply contract, and the loss of any manufacturing capacity could materially and adversely affect our sales and operating results.

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

As of December 31, 2003, we have filed over 100 patent applications in the United States, over 25 international patents, and have been granted nine U.S. patents. The patent applications may not result in the issuance of any additional patents. Any patent that is issued might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

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

In recent years, we have been involved in litigation involving patents and other intellectual property rights, including our settled litigation with Nortel Networks. Moreover, many patents have been issued in the United States and throughout the world relating to many aspects of networking technology, and therefore, we may become a party to additional litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property rights. If we do not prevail in potential lawsuits, we could be subject to significant liability for damages and we could be forced to redesign any of our products that use such infringing technology.

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

In 2002, we were a defendant in a securities class action litigation, which is still pending, although it is subject to a pending settlement covered by insurance. In addition, in recent months, certain or our current and former executive officers and board members have become the subject of several purported class action and stockholder derivative lawsuits. These complaints allege, among other things, that the named defendants breached their fiduciary duties to us and failed to disclose information relating to transactions we entered into with Qwest Communications. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. Although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits by way of settlement, indemnification obligations or otherwise, the size of any such payments, unless covered by insurance or recovered from third parties, could seriously harm our financial condition.

All litigation that was commenced prior to or during the course of bankruptcy was stayed once we entered bankruptcy and will be handled pursuant to the Plan. However, we remain at risk of post Chapter 11 litigation claims, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc. and remain at risk of obtaining liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

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

Our SmartEdge router competes in a market characterized by an upgrade cycle of swapping existing edge routers for more dense next-generation edge routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. Our competitors are repositioning their existing core routers with additional features for use in the edge of the networks. Additional competition exists from companies who make multi-service edge devices, those who are adding subscriber management features to their existing core routers, as well as startup companies who are developing next generation technologies that may compete with our products.

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

Our quarterly operating results are likely to be affected by a number of factors, including the timing of significant sales to large customers, the long sales and implementation cycles, our ability to control expenses, and the recovery of the telecommunications industry and the economy in general. The majority of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results will likely decrease. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be above or below the expectations of public market analysts or investors. If this occurs, the prices of our common stock would likely fluctuate.

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

Over the past several years we have experienced significant decrease in our overall number of employees as a result of operational efficiencies and reductions in the workforce. In addition, we experienced changes in our management structure in 2003. It is especially challenging to attract and retain highly qualified management, skilled engineers and other knowledgeable workers in an industry such as ours where competition for skilled personnel is intense. Our future performance depends, in part, on the ability of our restructured senior management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel.

One of our officers is facing a civil SEC lawsuit related to his previous employment, and any adverse determination may affect his ability to serve as an officer of our company.

On February 25, 2003, the SEC filed a civil lawsuit against eight current and former officers and employees of Qwest Communications, regarding activities that occurred while each was employed at Qwest. One of the individuals named is Joel Arnold, our Senior Vice President of Strategy and Marketing, who was formerly Executive Vice President of Qwest’s Global Business Unit. The lawsuit alleges that Mr. Arnold participated in activities intended to artificially accelerate Quest’s recognition of revenue in two equipment sale transactions. The SEC is seeking, among other remedies, that Mr. Arnold and four other defendants be permanently barred from serving as an officer or director of any public company.

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

We were previously informed that the SEC is examining various transactions involving Qwest Communications, some of which were entered into between us and Qwest. We fully cooperated with the SEC regarding this matter and have provided relevant information to the SEC in response to its requests. The transactions with respect to which the SEC has requested information from us were all entered into prior to fiscal year 2002 and involve the sale of products by Redback to Qwest, the purchase of certain products and services by Redback from Qwest and certain equity investments. We cannot predict the duration or outcome of the SEC’s examination, and to date, the SEC has not informed us as to their intent to pursue enforcement or any other action against us. If, however, the SEC determines to pursue enforcement or other action against us, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

If we fail to match production with product demand, we may need to incur additional costs and liabilities to meet such demand.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $914,000, $34.4 million, and $142.6 million in 2003, 2002 and 2001, respectively. The 2003 and 2002 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions. The 2001 excess inventory resulted from purchases that we made directly or that were committed on our behalf by our contract manufacturers to meet demand that was anticipated in 2001, before we experienced a sudden and significant decrease in our forecasted revenue. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

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

We have adopted anti-takeover measures effects that could prevent a change in our control.

In 2001, we adopted a stockholder rights plan. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management.

Item 2.	Properties

Redback leases all of its facilities as of March 4, 2004. Redback’s principal long-term leases on a post-bankruptcy basis are as follows:

Location	Square Footage Occupied	Use for Occupied Facilities
San Jose, CA	99,870	Principal administrative, sales, marketing and research and development facilities
Vancouver, BC	20,573	Research and development

Total	120,443

In addition to our facilities in California and British Columbia, Canada, we have international offices in the Netherlands, France, the United Kingdom, Germany, Spain, the People’s Republic of China, Hong Kong, Japan, Korea, Taiwan and Singapore.

Item 3.	Legal Proceedings

On January 16, 2004, certain of Redback’s current and former officers and directors were named as defendants in a putative shareholder derivative complaint filed in the Superior Court of the State of California for the County of San Mateo. The complaint, captioned Pamela Plotkin, Derivatively on Behalf of Redback Networks, Inc., v. Kevin A. DeNuccio, et al. purports to allege violations of California Corporations Code § 25402, breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets by the various defendants in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaint seeks damages in an unspecified amount, equitable relief, restitution and costs, purportedly on behalf of the Company. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in this action against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the complaints.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of Redback’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of Redback’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaints seek damages in an unspecified amount. Motions for appointment of lead plaintiff were scheduled to be heard on February 23, 2004. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the complaints.

As previously disclosed, on November 3, 2003, the Company voluntarily filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed with the United States bankruptcy court for the District of Delaware. The Company filed its schedules and statement of financial affairs with the bankruptcy court on or about November 5, 2003. The schedules identify certain creditors who may hold claims against the Company. In addition, certain parties have filed in the bankruptcy court proofs of claim against the Company. These proofs of claim are reflected in the claims register maintained by the Altman Group, Debtor’s bankruptcy court-appointed claims and balloting agent. The bankruptcy court fixed December 8, 2003 as the deadline for all creditors (excluding “Governmental Units,” as that term is defined in the Bankruptcy Code) to file proofs of claim against the Company. The bar date by which Governmental Units must file proofs of claim, if any, against the Company is May 6, 2004. The Company is currently examining the claims asserted against it in its Chapter 11 case. Claims that are deemed allowed pursuant to the Plan which was approved by the bankruptcy court on December 22, 2003 were treated in accordance with the provisions thereof. To the extent that the Company disputes any of the claims asserted against it, the Company may file an objection to such claim consistent with the procedures set forth in the Plan or with any order entered by the bankruptcy court. The Company may file an objection to any claim with the bankruptcy court not later than the later of (a) ninety (90) days after the date on which the Plan became effective (i.e. January 2, 2004) or (b) sixty (60) days after a proof of claim is filed with the bankruptcy court. The petition affected only the Company’s U.S. corporate parent and did not include any of its subsidiaries.

As previously disclosed, on September 29, 2003, CarrAmerica Realty Corporation (Carr), one of the Company’s landlords, had commenced legal action against the Company in the Superior Court of Santa Clara County, California relating to an alleged breach of a lease for real property leased by Redback in San Jose, California. The Company will resolve this matter pursuant to the bankruptcy proceeding.

In July 2001, plaintiffs filed a shareholder class action lawsuit against the Company and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how the Company’s underwriters of its initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and Company to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against the Company and its current and former officers and directors, as well as certain underwriters involved in the Company’s initial public offering. Similar complaints were filed concerning more than 300 other IPOs. All of these cases have been consolidated as In re Public Offering Securities Litigation, 21 MC 92. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the court entered an Order of Dismissal as to the individual defendants in the Company’s IPO litigation, without prejudice, subject to a tolling agreement. On February 19, 2003, the court denied the motion to dismiss the claims against the Company. Settlement discussions on behalf of the named defendants resulted in a final settlement memorandum of understanding with the plaintiffs in the case and Company’s insurance carriers. The underwriters are not parties to the proposed settlement. As of June 30, 2003, the Company has tentatively agreed to this settlement, provided that substantially all of the other defendants agree to the memorandum of understanding. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement. It is currently anticipated that the settlement will be finalized by late 2004. The settlement is still subject to a number of conditions, including approval of the court.

Item 4.	Submission of Matters to a Vote of Security Holders

See Part II, Item 4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003.

Item 4A.	Executive Officers of the Registrant

Name	Age	Position Held as of March 4, 2004
Kevin A. DeNuccio	44	President and Chief Executive Officer
Georges Antoun	41	Senior Vice President of Worldwide Field Operations and Product Management
Joel M. Arnold	39	Senior Vice President of Strategy and Marketing
Thomas L. Cronan III	44	Senior Vice President of Finance and Administration and Chief Financial Officer

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

Georges Antoun serves as the Senior Vice President of Worldwide Field Operations and Product Management at Redback. Mr. Antoun also served as our Senior Vice President of Engineering, Product Management and Marketing from January 2003 until July 2003 and as Senior Vice President of Marketing and Business Development from August 2001 to January 2003. Before joining Redback in August 2001, Mr. Antoun spent the preceding five years, from July 1996 to August 2001, at Cisco Systems Inc., where he served as Vice President of Worldwide Systems Engineering and Field Marketing, Vice President of Worldwide Optical Operations and, more recently, as Vice President of Carrier Sales. Mr. Antoun has also held senior management positions at Newbridge Networks and Nynex (now Verizon Communications), where he was part of their Science and Technology Division. Mr. Antoun holds a B.S. degree in Engineering from the University of Louisiana at Lafayette and an M.S. degree in Information Systems Engineering from New York Polytechnic University.

Joel M. Arnold serves as our Senior Vice President of Strategy and Marketing. From January 2002 through July 2003, Mr. Arnold served as our Senior Vice President of Field Operations. Prior to joining Redback, in January 2002, Mr. Arnold was with Qwest Communications from June 1998 to December 2001, and most recently served as Qwest’s Executive Vice president of Global Business Sales. Prior to that, he served as Qwest’s Senior Vice President of Global Business Markets, Senior Vice President of General Business, and Regional Vice President of National Accounts. From June 1997 to June 1998, Mr. Arnold was the co-founder of the software company, Global Mobility Systems, and served as Vice President of Business Development and Product Management. For ten years prior to that, Mr. Arnold served in a variety of sales and marketing positions for GTE (now Verizon Communications), most recently as their director of data strategy. Mr. Arnold holds a B.A. degree in Economics from the University of Washington.

Thomas L. Cronan III has served as our Senior Vice President of Finance and Administration and Chief Financial Officer since January 2003. Mr. Cronan began at Redback in April 2001 as Vice President and General Counsel. From June 2000 to March 2001, Mr. Cronan served as Vice President and General Counsel US at Entrust Technologies Inc. / enCommerce, Inc. From February 1998 to June 2000, Mr. Cronan served as Vice President, General Counsel and Secretary at enCommerce, Inc. en Commerce merged with Entrust in June 2000. Mr. Cronan served in both public and private high technology companies for more than 15 years including IBM, OpenTV, Taligent and enCommerce, and was special counsel at Wilson Sonsini Goodrich and Rosati, Professional Corporation in their Technology Licensing Group. Mr. Cronan holds a J.D. from Fordham Law School and a B.S. from Muhlenberg College and is a member of the bar in New York, California and Connecticut.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Redback common stock is traded on the Nasdaq National Market under the symbol RBAK. Redback began trading on the Nasdaq on May 18, 1999, the date of its initial public offering. The following table sets forth the range of high and low bid prices, as restated to give effect to the two 2-for-1 stock splits effected in August 1999 and April 2000, reported on the Nasdaq National Market for Redback common stock for the periods indicated. The information included below does not give effect to the reverse stock split effected as part of the Plan, which became effective on January 2, 2004.

	High	Low
Fiscal 2002
First Quarter	$6.43	$2.63
Second Quarter	$3.56	$1.39
Third Quarter	$2.00	$0.31
Fourth Quarter	$1.37	$0.24
Fiscal 2003
First Quarter	$1.36	$0.54
Second Quarter	$1.29	$0.52
Third Quarter	$1.00	$0.26
Fourth Quarter	$0.65	$0.19

As of March 4, 2004, there were approximately 68,389 beneficial owners and 797 holders of record of Redback common stock.

Dividend Information

Redback has never paid any cash dividends on its stock, and anticipates that for the foreseeable future it will continue to retain any earnings for use in the operation of its business.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Redback’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Product revenue	$80,351	$91,410	$204,472	$267,440	$62,842
Related party product revenue	5,409	12,190	—	—	—
Service revenue	21,723	22,029	23,061	10,570	1,432

Total revenue	107,483	125,629	227,533	278,010	64,274
Product cost of revenue	42,032	104,756	257,530	100,559	17,958
Service cost of revenue	12,223	16,542	22,279	10,157	707

Total cost of revenue	54,255	121,298	279,809	110,716	18,665

Gross profit (loss)	53,228	4,331	(52,276)	167,294	45,609

Operating expenses:
Research and development (1)	65,741	85,982	107,599	86,727	21,125
Selling, general and administrative (1)	47,605	72,220	110,760	82,314	30,208
Impairment of goodwill	—	—	2,689,857	—	—
Restructuring charges	23,494	3,621	104,551	—	—
Amortization of goodwill and intangible assets	166	1,103	994,195	945,475	—
In-process research and development	—	—	—	40,400	—
Stock compensation expense	949	8,269	54,891	24,277	4,033

Total operating expenses	137,955	171,195	4,061,853	1,179,193	55,366

Loss from operations	(84,727)	(166,864)	(4,114,129)	(1,011,899)	(9,757)
Other income (expense), net	(16,549)	(20,060)	(3,845)	4,354	1,838

Loss before reorganization items	(101,276)	(186,924)	(4,117,974)	(1,007,545)	(7,919)
Reorganization items	17,573	—	—	—	—

Net loss	$(118,849)	$(186,924)	$(4,117,974)	$(1,007,545)	$(7,919)

Net loss per basic and diluted share	$(0.65)	$(1.13)	$(28.78)	$(8.68)	$(0.15)

Shares used in computing net loss per share	181,610	165,854	143,068	116,019	53,388

Ratio of earnings to fixed charges:
Ratio of earnings to fixed charges (2)	—	—	—	—	—
Amount of deficiency	$(118,849)	$(186,924)	$(4,117,974)	$(1,007,545)	$(7,919)
(1) Amounts exclude stock based compensation as follows:

Research and development	$471	$4,632	$35,289	$20,150	$1,492
Selling, general and administrative	478	3,637	19,602	4,127	2,541

Total	$949	$8,269	$54,891	$24,277	$4,033

(2)	The pre-tax losses from continuing operations for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 were not sufficient to cover fixed charges by a total of approximately $118.8 million, $186.9 million, $4.1 billion, $1.0 billion and $7.9 million, respectively. As a result, the ratio of earnings to fixed charges has not been computed for any of these periods.

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments, including restricted cash and investments	$21,474	$116,046	$178,820	$433,669	$56,960
Working capital (deficit)	(2,940)	38,839	133,456	454,687	49,798
Total assets	509,592	660,744	866,347	4,770,524	94,830
Long-term obligations, less current portion	—	488,747	479,338	505,057	1,012
Liabilities subject to compromise	564,336	—	—	—	—
Accumulated deficit	(5,453,640)	(5,334,791)	(5,147,867)	(1,029,893)	(22,348)
Total stockholders’ equity (deficit)	(104,106)	13,463	137,537	4,149,147	65,893

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report—in particular Item 1 (the Business section) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)—contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our product and marketing strategy; our estimated revenue in 2004; our expected gross margins in 2004; future R&D and SG&A expenses; expected sublease income; interest income and the cash requirement for interest expense; our estimated future capital expenditures of $8.0 million; and our belief that cash and cash equivalents will be sufficient to fund our operations through at lease the next 12 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

Background

Based on worldwide market share by revenue for the Internet access and infrastructure equipment segment, we are a leading provider of advanced telecommunications networking equipment. We enable carriers and service providers to deploy high-speed access and services to the Internet and corporate networks. Our product lines, which consist of the SMS family of subscriber management systems and the SmartEdge product families, combine networking hardware and software. These product families are designed to enable our customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

The following is a summary of significant events and transactions in 2003. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

•	Our net revenue decreased 14% to $107.5 million in 2003 from $125.6 million in 2002, which included a reduction in quarterly revenue from a high during 2002 of $40.6 million in the first quarter of 2002 to a low during 2003 of $22.2 million in the second quarter of 2003. This revenue was substantially lower than the sales we had anticipated coming into 2003.

•	Our gross profit (loss) improved from 3% in 2002 to 50% in 2003, primarily as a result of lower charges for excess and obsolete inventory, product cost improvements, decrease in other manufacturing costs, and a reversal of a $4.0 million accrual for an engineering services contract that was canceled in the quarter ended September 30, 2003.

•	During April 2003 we restructured our operations through a reduction in our workforce by approximately 42 employees and recorded restructuring reserves totaling approximately $883,000 related to termination benefits.

•	During 2003, we launched the following new products: the SmartEdge 400 router, which is a smaller version of the SmartEdge 800 router; Service Gateway software for the SmartEdge 800 and the SmartEdge 400 routers, which allows our customers to deploy broadband aggregation, subscriber management and edge routing on one platform; the NetOp Policy Manager, our policy management solution for creating new services on the network; and, the SMS 1800 SL product, which is an enhancement to the SMS 1800 platform built upon Redback’s subscriber management technology with a redesign of certain portions of the hardware.

•	During 2003, we used approximately $74.3 million of cash flow from operating activities, much of which was used to purchase inventory and settle related claims and commitments, pay for professionals associated with financial restructuring, and fund our 2003 net loss. Our cash and equivalents, short-term investments and restricted cash and investments at December 31, 2003 were $21.5 million, of which $20.5 million was unrestricted.

•	On November 3, 2003, we filed a prepackaged plan of reorganization, or the Plan, under Chapter 11 of Title 11 the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy court entered an order confirming the plan on December 22, 2003. The Plan became effective by its terms and the Company emerged from bankruptcy on January 2, 2004.

•	In December 2003, the bankruptcy court issued an interim approval of a DIP facility of up to $25 million. The DIP facility was secured by substantially all of the assets of the Company and was subject to restrictive covenants and reporting requirements. In January 2004, as a part of our emergence from bankruptcy, this DIP facility was terminated. No amounts were borrowed under this facility.

•	In January 2004, Technology Crossover Ventures (TCV) invested in 651,749 shares of our redeemable convertible Series B preferred stock (Preferred Stock) totaling $30 million. TCV also received warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. These warrants have a term of seven years. The Preferred Stock is convertible into our common stock at a one for ten ratio at any time at the option of the holders. In addition, the Preferred Stock will automatically convert into shares of common stock after one year if the common stock trades at a minimum price of $13.81 for 90 consecutive days. Preferred stockholders have the right to vote with the common stockholders at any annual or special meeting of stockholders of the company or the taking of any stockholder action by written consent and vote as a separate class to elect and remove a member of the board of directors. In the event of a sale, liquidation, or dissolution of the company, the holders of Preferred Stock are entitled to be paid in cash equal to the original price and all accrued or unpaid dividends. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV will be allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Opinion No 14. This allocation creates beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the preferred stock and the fair value of the Company’s common stock at the time of issuance of the preferred stock. The beneficial conversion feature will result on a one-time deemed dividend to the holders of preferred stock of approximately $16.7 million in the first quarter of 2004.

•	In October 2002, we received notification from The Nasdaq Stock Market, Inc. that we were out of compliance with the minimum bid price requirement of $1.00 per share, which constituted grounds for delisting our common stock from the Nasdaq National Market. Subsequent to October 2002, we received several extensions from Nasdaq’s Listing Qualifications Panel to regain compliance with the minimum bid requirement and avoid delisting. On January 20, 2004, we received notice that, as a result of our stock price having maintained a closing bid price of above $1.00 per share for ten trading days, we had regained compliance with the minimum bid price requirement and our delisting file would be closed.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Year Ended December 31,
	2003	% change	2002	% change	2001
Statement of Operations Data:
Product revenue	$80,351	(12%)	$91,410	(55%)	$204,472
Related party product revenue	5,409	(56%)	12,190	100%	—
Service revenue	21,723	(1%)	22,029	(4%)	23,061

Total revenue	107,483	(14%)	125,629	(45%)	227,533
Product cost of revenue	42,032	(60%)	104,756	(59%)	257,530
Service cost of revenue	12,223	(26%)	16,542	(26%)	22,279

Total cost of revenue	54,255	(55%)	121,298	(57%)	279,809

Gross profit (loss)	53,228	1,129%	4,331	108%	(52,276)

Operating expenses:
Research and development	65,741	(24%)	85,982	(20%)	107,599
Selling, general and administrative	47,605	(34%)	72,220	(35%)	110,760
Impairment of goodwill	—	—	—	(100%)	2,689,857
Restructuring charges	23,494	549%	3,621	(97%)	104,551
Amortization of goodwill and intangible assets	166	(85%)	1,103	(100%)	994,195
Stock compensation expense	949	(89%)	8,269	(85%)	54,891

Total operating expenses	137,955	(19%)	171,195	(96%)	4,061,853

Loss from operations	(84,727)	(49%)	(166,864)	(96%)	(4,114,129)
Other income (expense), net	(16,549)	(18%)	(20,060)	422%	(3,845)

Loss before reorganization items	(101,276)	(46%)	(186,924)	(95%)	(4,117,974)
Reorganization items	17,573	100%	—	—	—

Net loss	$(118,849)	(36%)	$(186,924)	(95%)	$(4,117,974)

Years Ended December 31, 2003 and 2002

Net Revenue. Our net revenue decreased 14% to $107.5 million in 2003 from $125.6 million in 2002, which included a reduction in quarterly revenue from a high during 2002 of $40.6 million in the first quarter of 2002 to a low in 2003 of $22.2 million in the second quarter of 2003. The decrease from 2002 to 2003 was primarily a result of decreased product revenue. During 2003, there was a 11% decrease in our SMS revenue to $73.6 million and a 38% decrease in our SmartEdge revenue to $13.6 million. Substantially all the SMS revenue decline related to lower aggregate unit volumes of the SMS 1800, SMS 1000 and SMS 500 platforms. The decrease in SmartEdge revenue primarily resulted from a 36% decrease in our SmartEdge Transport revenue and a 40% decrease in our SmartEdge router revenue. Service revenue remained fairly consistent year over year and was $21.7 million in 2003 compared to $22.0 million in 2002. Substantially all the product revenue decline related to lower aggregate unit volume sales of both SmartEdge and SMS products. Unit volume sales of our products declined 35% during the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease in unit volume sales was partially offset by the increase in our average selling prices.

Overall, our 2003 revenue was substantially lower than the sales we had anticipated coming into 2003, primarily as a result of lower than anticipated deployments of our products by our customers, and the uncertainty of our ability to complete our financial restructuring. We currently have limited visibility into our business prospects. On a forward-looking basis, we are planning our business on the assumption that our annual revenue in 2004 will increase over our annual revenue in 2003. In order to achieve projected 2004 annual revenue, our quarterly revenue must increase from revenue of approximately $28.4 million in the fourth quarter of 2003. This revenue growth assumes stabilization of our SMS business and growing acceptance for our SmartEdge router product. A sustained reduction in our quarterly revenue would require us to further re-evaluate our business investment and resource levels.

Cost of Revenue: Gross Profit. Gross profit (loss) improved from 3% in 2002 to 50% in 2003, primarily as a result of lower charges for excess and obsolete inventory, product cost improvements, decrease in other manufacturing costs, and a reversal of a $4.0 million accrual for an engineering services contract that was canceled in the quarter ended September 30, 2003.

We recorded charges for excess and obsolete inventory and related claims and commitments of $914,000 and $34.4 million in the years ended December 31, 2003 and 2002, respectively. The 2003 and 2002 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions. The charges for 2003 and 2002 resulted from the comparison of on hand, on order and committed inventories to various factors including reductions in our anticipated demand. During 2003, we also recognized a reduction in the provision for excess and obsolete inventory of $355,000 for the sale of inventory that had been fully reserved in a prior period.

The lower level of manufacturing overhead resulted from lower departmental spending in our manufacturing and customer support organizations in 2003 since we scaled down our operations to support the lower levels of business we were experiencing in 2003. For the year ended December 31, 2003, our manufacturing and customer support organization expenses, principally payroll related costs, were reduced from 2002 in response to lower support requirements due to lower levels of business. We believe that the current manufacturing and customer support organizations are sufficient to support our current level of business. Over the same period, inventory related costs declined $13.0 million and amortization of intangibles declined $8.0 million.

On a forward-looking basis, we are planning our business based on the assumption that our gross margin will increase from the 50% gross margin reported in 2003 due to (i) a significant product cost reduction from the renegotiation of our supply contract with our contract manufacturer achieved in the second quarter of 2003 and (ii) the ability to spread our fixed overhead costs over a higher assumed product sales volume. Going forward, we expect to maintain the current product cost levels even if sales volume were not to increase. We are expecting to further negotiate pricing with our contract manufacturer in the second quarter of 2004. The focus of our future negotiations with our contract manufacturer will be to maintain our current level of costs and service levels. At this time, it is not possible to anticipate or quantify savings, if any, relating to future negotiations. However, gross profit could be lower in 2004, subject to a number of factors including but not limited to:

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

Operating expenses and headcount. A significant amount of our departmental spending relates to salaries and related costs. Following is a breakdown of our headcount:

	R&D	Other	Total
December 31, 2002	347	249	596
Layoffs	(28)	(14)	(42)
Other net changes	(48)	(23)	(71)

December 31, 2003	271	212	483

Research and Development. Our research and development (R&D) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures decreased 24% to $65.7 million for the year ended December 31, 2003 from $86.0 million in the prior year, and represented 61% and 68% of net revenue in the years ended December 31, 2003 and 2002, respectively. The decrease in our R&D expenses is primarily due to a decrease in prototype spending, equipment related expenses, a decrease in salary and related costs consistent with the decrease in our R&D headcount, and a decrease in the use of consultants. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in realignment or reductions in R&D resources or a change in the mix of skills with our staff.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 34% to $47.6 million for the year ended December 31, 2003 from $72.2 million in the prior year, and represented 44% and 57% of net revenue in the years ended December 31, 2003 and 2002, respectively. The decrease in our SG&A expense is primarily due to the decrease in selling and related expenses and salary and related costs consistent with the decrease in our SG&A headcount and a decrease in our sales-related travel expenditures consistent with decreased revenue. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue. In the current market, we continue to evaluate our SG&A resource needs, and continue to change the mix of skills within our staff as our business needs change.

Restructuring Charges

Consolidation of facilities. During 2001, we recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on all facilities included in our estimates as of December 31, 2003 is $21.8 million representing a decrease of $20.5 million from December 31, 2002 due to sublease assignments on terminated leases of $16.2 million and a reduction of expected sublease income of $4.3 million.

During June 2003, we recorded a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. In addition, we recorded a charge for the write-off of leasehold improvements related to this facility of $6.3 million.

As part of our Plan we had restructured all of our facility leases in the United States. This resulted in the reversal of certain restructuring accruals net of deposits as of the effective date of the Plan on January 2, 2004. (See Note 15 to the consolidated financial statements).

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

During April 2003 we restructured our operations through a reduction in our workforce. The research and development functions were primarily affected by the reduction. The 42 affected employees received severance and other benefits pursuant to our benefits program. We recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with Statement of Financial Accounting Standards (SFAS) No. 146.

The movements of our 2001 restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
2001 accruals	$7,922	$96,629	$104,551
Cash payments	(7,274)	(4,091)	(11,365)

Restructuring accrual at December 31, 2001	648	92,538	93,186
2002 accruals	3,621	—	3,621
Non-cash charges	—	(4,525)	(4,525)
Cash payments	(4,209)	(17,461)	(21,670)

Restructuring accrual at December 31, 2002	60	70,552	70,612
Cash payments	(60)	(10,446)	(10,506)

Restructuring accrual at December 31, 2003	$—	$60,106	$60,106

The movements of our 2003 restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
2003 accruals	$883	$16,297	$17,180
Cash payments	(883)	(1,231)	(2,114)

Restructuring accrual at December 31, 2003	$—	$15,066	$15,066

The current and long-term portions of the restructuring related reserves are $13.2 million and $62.0 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Impairment of Goodwill and Amortization of Intangible Assets. Amortization of intangible assets decreased from $1.1 million in 2002 to $166,000 in 2003 due primarily to the adoption of SFAS No. 142 Goodwill and Intangible Assets on January 1, 2002. In accordance with SFAS No. 142:

•	On January 1, 2002, we reclassified $12.6 million in workforce assets to goodwill, and we ceased amortizing the resulting goodwill balance of $431.7 million. Accordingly, there were no charges for the amortization of goodwill in 2002 and 2003.

•	The carrying value of goodwill must be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified. Upon the emergence from bankruptcy, in January 2004, the carrying value of goodwill will be adjusted as part of the frest-start accounting. (See further discussion in Note 15 to the consolidated financial statements.)

•	We were also required to perform a transition impairment analysis. We completed the transition impairment analysis in May 2002, and no impairment charge was required. In addition, we are required to perform an annual impairment test. We expect to perform our annual impairment test in the second quarter of every year. We performed our annual impairment test of goodwill as of May 31, 2003 and upon filing of the Plan with the bankruptcy court on November 3, 2003, and determined that no impairment charged was required. We could be required to record impairment charges in the future.

•	Other intangibles, with a net book value of $463,000 at December 31, 2003, comprising non-compete agreements and purchased technology resulting from our merger with Siara Systems, Inc. (Siara) and the acquisitions of Abatis Systems Corporation (Abatis) and Merlin Systems Corporation (Merlin) will continue to be amortized.

•	Total amortization expense for the year ended December 31, 2003 and 2002 was approximately $3.9 million and $12.0 million, respectively, of which $3.8 million and $10.9 million, respectively, was recorded in cost of revenue.

Stock-Based Compensation. Stock-based compensation decreased 89% to $949,000 in 2003 from $8.3 million in 2002. In the year ended December 31, 2003, stock-based compensation includes approximately $598,000 from the 2000 and 2001 assumption of stock options grants in connection with the Abatis and Merlin acquisitions and approximately $351,000 from stock option grants made below fair market value to certain key employees. In the year ended December 31, 2002, stock-based compensation primarily includes approximately $6.3 million from the 2000 and 2001 assumption of stock options grants in connection with the Abatis and Merlin acquisitions and the initial public offering and $2.0 million from stock option grants made below fair market value to certain key employees. The decrease in stock-based compensation expense in the current year period can be attributed to lower expenses for the stock option grants in connection with Abatis and Merlin acquisitions, our accelerated amortization methodology, and the reductions in workforce.

Due to the stock price on the last trading day of the year (December 31, 2003), there was no stock-based compensation recorded for the voluntary stock option replacement program. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with our emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after our emergence from bankruptcy if the holders did not exercise them.

Interest and Other Income (Expense). Interest and other income (expense) includes the following (in thousands):

	Years Ended December 31,
	2003	2002
Bond conversion	$—	$(2,695)
Foreign exchange gain (loss)	(1,609)	47
Loss on hedge ineffectiveness	—	(1,027)
Interest income	1,725	4,258
Other expense	988	(930)

Total interest and other income (expense), net	$1,104	$(347)

Interest and other income (expense) decreased from expense of $347,000 million in 2002 to income of $1.1 million in 2003. In 2003 interest and other income, net includes interest income of $1.7 million, foreign exchange losses of $1.6 million, and other expense of $0.9 million. In 2002, interest and other income included a $2.7 million charge as required by SFAS No. 84, Induced Conversions of Convertible Debt, in connection with the retirement of $10.0 million aggregate principal of our convertible subordinated notes, or Convertible Notes, by issuing 3.6 million shares of our common stock valued at approximately $2.7 million. See further discussion in “Liquidity and Capital Resources.” Also included in interest and other income was $1.0 million in loss on hedge ineffectiveness, which was recorded in connection with our interest rate swaps.

In May 2002, we entered into two interest rate swaps for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points. In August 2002, we terminated our two interest rate swap agreements realizing cash proceeds of approximately $20.3 million, including a $17.4 million gain that is being amortized as an offset to interest expense over the remaining term of the Convertible Notes. We also entered into a new interest rate swap agreement for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 145 basis points. In October 2002, we terminated this interest rate swap agreement realizing cash proceeds of approximately $5.1 million, including a $4.4 million gain that is being amortized as an offset to interest expense over the remaining term of the Convertible Notes. The gains are recorded within Convertible Notes on the balance sheet. We did not re-enter into a new swap agreement given the volatility in interest rates at the time. The remaining balance in interest and other income of $3.9 million was primarily comprised of $4.3 million in interest income from cash and equivalents, short-term investments and restricted cash and investments and $883,000 of other expense, net of foreign exchange gains. The Convertible Notes were cancelled on January 2, 2004 upon our emergence from Chapter 11 bankruptcy proceedings.

The change in interest income from $4.3 million in 2002 to $1.7 million in 2003 was due primarily to a decrease in interest rates and the decrease in our invested funds from $116.0 million at December 31, 2002 to $22.9 million in 2003.

We expect interest income to decrease as a result of the expected use of our cash to fund operations.

Interest Expense. Interest expense decreased 10% to $17.7 million in 2003 from $19.7 million in 2002. Interest expense resulted primarily from the issuance in March 2000 of our Convertible Notes. The decrease in interest expense from the prior year comparative period is due primarily to:

•	Entering into two interest rate swap agreements for our Convertible Notes in the second quarter of 2002 to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points or 2.26% as of June 30, 2002. The swaps were terminated in the third quarter of 2002, and we entered into a new agreement to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 145 basis points or 3.22% as of September 30, 2002. In the fourth quarter of 2002, we terminated the new agreement and did not enter into another swap agreement; and

•	Ceased accruing interest on the Convertible Notes upon filing bankruptcy in November, 2003.

On a forward-looking basis, we anticipate that there will be no significant cash requirement for interest expense subsequent to the financial restructuring and our emergence from Chapter 11 bankruptcy proceedings.

Reorganization Items. Reorganization costs of $17.6 million in 2003 included fees to professionals related to our financial restructuring, including the Chapter 11 bankruptcy proceedings. We will continue to incur reorganization expense in the first quarter of 2004 related to the financial restructuring and emergence from bankruptcy.

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

Years Ended December 31, 2002 and 2001

Net Revenue. Our net revenue decreased 45% to $125.6 million in 2002 from $227.5 million in 2001, which included a reduction in quarterly revenue from a high during 2001 of $90.9 million in the first quarter of 2001 to a low in 2002 of $17.4 million in the third quarter of 2002. The decrease from 2001 to 2002 was primarily a result of decreased product revenue. During 2002, there was a 39% decrease in our SMS revenue to $81.6 million and a 69% decrease in our SmartEdge revenue to $22.0 million. Substantially all the SMS revenue decline related to lower aggregate unit volumes of SMS 1800, SMS 1000 and SMS 500, offset in part by a higher aggregate unit volumes of SMS 10000 and SMS 10000 SL. The decrease in SmartEdge revenue primarily resulted from a 92% decrease in our SmartEdge Transport revenue from $70.1 million in 2001 to $5.7 million in 2002, offset in part by the inclusion of a full year of revenue for our SmartEdge router in 2002 compared to one quarter of revenue in 2001, since the product was introduced in the fourth quarter of 2001. Service revenue remained fairly consistent year over year and was $22.0 million in 2002 compared to $23.1 million in 2001.

Overall, this revenue was substantially lower than the sales we had anticipated coming into 2002, primarily as a result of lower than anticipated deployments of our products by our customers, as the networking business specifically, and the economy, in general, continued to slow down in 2002.

Cost of Revenue; Gross Profit. Gross profit (loss) improved from (23)% in 2001 to 3% in 2002, primarily as a result of lower charges for excess and obsolete inventory, product cost improvements, a higher percentage of SMS and SmartEdge router sales which typically have standard margins over 50%, compared with SmartEdge Transport products that typically realize lower margins, and a decrease in other manufacturing costs, offset in part by increased charges for the amortization of intangibles assets due to the change in the estimate of useful lives for certain of our purchased technology. Amortization charges increased from $6.1 million in 2001 to $10.9 million in 2002.

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

Research and Development. Our research and development (R&D) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes and other departmental expenses. Our R&D expenditures decreased 20% to $86.0 million for the year ended December 31, 2002 from $107.6 million in the prior year comparative period, and represented 68% and 47% of net revenue in the years ended December 31, 2002 and 2001, respectively. The decrease in our expenses is primarily due to a decrease in prototype spending, equipment related expenses, a decrease in salary and related costs consistent with the decrease in our R&D headcount, and a decrease in the use of consultants. Additionally, in the three months ended June 30, 2002, we scaled back our investment in the intelligent transport market, which resulted in some redeployment of resources and a reduction in R&D spending. Further impacting R&D expenses in the year ended December 31, 2002 is approximately $4.2 million of expense related to the abandonment of assets due to the business outlook and the downsizing efforts we underwent in the second quarter of 2002.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 35% to $72.2 million for the year ended December 31, 2002 from $110.8 million in the prior year comparative period, and represented 57% and 49% of net revenue in the years ended December 31, 2002 and 2001, respectively. The decrease in our costs is primarily due to the decrease in selling and related expenses and salary and related costs consistent with the decrease in our SG&A headcount and a decrease in our sales-related travel expenditures consistent with decreased revenue. Additionally, in the second and fourth quarters of 2002, we scaled back our SG&A expenses primarily through headcount reductions. Further impacting SG&A expenses in the year ended December 31, 2002 is approximately $5.3 million of expense related to the abandonment of assets due to the business outlook and the downsizing efforts we underwent in the second and fourth quarters of 2002.

Restructuring Charges

Consolidation of facilities. During 2001, we recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on all facilities included in our estimates as of December 31, 2002 is $42.3 million.

In June 2002, we surrendered 147,000 square feet of excess office space in Canada. The transaction did not significantly change our previous estimates for our restructuring accrual, as the effect was substantially offset by additional accruals caused by the continued depressed real estate market in Santa Clara County, California.

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

The current and long-term portions of the restructuring related reserves are $6.3 million and $54.3 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Amortization of Intangible Assets and Impairment of Goodwill. Amortization of intangible assets decreased from $994.2 million in 2001 to $1.1 million in 2002 due primarily to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142 Goodwill and Intangible Assets on January 1, 2002. In accordance with SFAS 142:

•	On January 1, 2002, we reclassified $12.6 million in workforce assets to goodwill, and we ceased amortizing the resulting net goodwill balance of $431.7 million. Accordingly, there were no charges for the amortization of goodwill in 2002.

•	The net book value of goodwill must be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

•	We were also required to perform a transition impairment analysis. We completed the transition impairment analysis in May 2002, and no impairment charge was required. In addition, we are required to perform an annual impairment test, which we performed in June 2002, and no impairment charge was required.

•	Other intangibles, with a net book value of $4.4 million at December 31, 2002, comprising non-compete agreements and purchased technology resulting from our merger with Siara Systems, Inc. (Siara) and the acquisitions of Abatis Systems Corporation (Abatis) and Merlin Systems Corporation (Merlin) will continue to be amortized. In the three months ended June 30, 2002, we determined that based on the current business outlook and our planned use of the acquired technologies, the useful lives of certain acquired existing technology intangible assets should be reduced and accelerated the amortization.

•	Total amortization expense for the year ended December 31, 2002 and 2001 was approximately $12.0 million and $1.0 billion, respectively, of which $10.9 million and $6.1 million, respectively, was recorded in cost of revenue.

As a result of the sustained decline in our business and reduced forecasts for future periods, we performed an impairment review of our goodwill and other intangible assets in the three months ended September 30, 2001. Based on the discounted cash flow analysis, we recorded an impairment charge of $2.7 billion related to goodwill during the three months ended September 30, 2001. This reduction resulted from the sustained decline in our market capitalization and the uncertain outlook for our business consistent with the telecommunications industry during that time.

Stock-Based Compensation. Stock-based compensation decreased 85% to $8.3 million in 2002 from $54.9 million in 2001. In the year ended December 31, 2001, stock-based compensation can be attributed to the assumption of stock option grants from acquisitions, stock option grants made below fair market value to certain key employees, and additional compensation recorded for the accelerations of stock options vesting for certain terminated employees. In the year ended December 31, 2002, stock-based compensation primarily includes approximately $6.3 million from the 2000 and 2001 assumption of stock options grants in connection with the Abatis and Merlin acquisitions and the initial public offering and $2.0 million from stock option grants made below fair market value to certain key employees. The decrease in stock-based compensation expense in 2002 can be attributed to our accelerated amortization methodology and the reductions in work force.

Due to the stock price on the last trading day of the year (December 31, 2002), there was no stock-based compensation recorded for the voluntary stock option replacement program

Interest and Other Income (Expense). Interest and other income (expense) includes the following (in thousands):

	Years Ended December 31,
	2002	2001
Impairment of investments	$—	$(11,379)
Gain on early extinguishment of debt	—	10,359
Bond conversion	(2,695)	—
Loss on hedge ineffectiveness	(1,027)	—
Interest income	4,258	24,662
Other expense	(883)	(396)

Total interest and other income (expense), net	$(347)	$23,246

Interest and other income (expense) decreased 101% from income of $23.2 million in 2001 to expense of $347,000 in 2002. Included in interest and other income in the year ended December 31, 2001 was an $11.4 million impairment charge for certain of our minority investments. Also included in interest and other income in 2001 was a $10.4 million gain on the early extinguishment of debt as a result of our repurchase of approximately $22.5 million of our Convertible Notes originally issued in March 2000. As a result of the adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections in 2002, the extraordinary gain recorded on the extinguishment of debt in the fourth quarter of 2001 has been reclassified as part of interest and other income in the comparative 2002 financial statements. The remaining balance in interest and other income in 2001 include interest income of $24.7 million and other expense of $396,000.

In 2002, interest and other income included a $2.7 million charge as required by SFAS No. 84, Induced Conversions of Convertible Debt, in connection with the retirement of $10.0 million aggregate principal of our Convertible Notes by issuing 3.6 million shares of our common stock valued at approximately $2.7 million. See further discussion in “Liquidity and Capital Resources.” Also included in interest and other income was $1.0 million in loss on hedge ineffectiveness, which was recorded in connection with our interest rate swaps. In May 2002, we entered into two interest rate swaps for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points. In August 2002, we terminated our two interest rate swap agreements realizing cash proceeds of approximately $20.3 million, including a $17.4 million gain that is being amortized as an offset to interest expense over the remaining term of the Convertible Notes. We also entered into a new interest rate swap agreement for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 145 basis points. In October 2002, we terminated this interest rate swap agreement realizing cash proceeds of approximately $5.1 million, including a $4.4 million gain that is being amortized as an offset to interest expense over the remaining term of the Convertible Notes. The gains are recorded within Convertible Notes on the balance sheet. We did not re-enter into a new swap agreement given the volatility in interest rates at the time. The remaining balance in interest and other income of $3.9 million was primarily comprised of $4.3 million in interest income from cash and equivalents, short-term investments and restricted cash and investments and $883,000 of other expense.

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

Legal Matters. We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. Litigation that was commenced prior to or during the course of the bankruptcy was stayed once we entered bankruptcy and will be handled pursuant to the Plan. In the event of any adverse decision in litigation with third parties that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results and an unplanned use of our cash resources.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2003 consisted of approximately $21.5 million in cash, cash equivalents, and restricted cash. The primary contributors to the reduction of this balance from $116.0 million at December 31, 2002 were our net loss before non-cash depreciation, amortization and stock compensation expenses of approximately $82.3 million, purchases of property and equipment of approximately $6.3 million, payments on reorganization items consisting of professional fees of $14.2 million, and approximately $14.4 million for payments on capital lease obligations and borrowings. The reductions were offset in part by net sales of short term investments of $65.5 million, and a reduction in restricted cash of $25.6 million.

Revenue generated from the sale of our products and services may not increase to a level that exceeds our expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Although we expect to continue to review our operating expenses, if we are not successful in achieving a cost reduction or generating sufficient revenues, our cash flow from operations will continue to be negatively impacted.

Cash used in operating activities was $74.3 million for the year ended December 31, 2003, compared to $108.5 million in the year ended December 31, 2002. Cash used in operating activities in the year ended December 31, 2003 resulted primarily from our net loss of $118.8 million and amortization of deferred swap gain of $3.8 million, offset by depreciation and amortization of $39.3 million, stock compensation expense of $949,000, loss on disposal of property and equipment of $6.8 million, payment of reorganization items consisting of professional fees of $14.2 million and an increase from the change in assets over liabilities of approximately $15.1 million. Cash used in operating activities in the year ended December 31, 2002 resulted primarily from our net loss of $186.9 million, offset by depreciation and amortization of $58.8 million, stock compensation expense of $8.3 million and an increase from the change in assets over liabilities of approximately $10.4 million.

Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We endeavor to pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements.

Cash provided by investing activities was $84.8 million for the year ended December 31, 2003, compared to $8.0 million in the year ended December 31, 2002. Cash provided by investing activities in the year ended December 31, 2003 was due primarily to the net sale of investments of $65.5 million and changes in restricted cash of approximately $25.6 million, offset by purchases of property and equipment of $6.3 million. Cash provided by investing activities in the year ended December 31, 2002 was due primarily to the net sale of short-term investments of $1.5 million and changes in restricted cash and investments of approximately $20.0 million, offset by purchases of property and equipment of $13.5 million.

Cash used in financing activities was $13.0 million for the year ended December 31, 2003, compared to cash provided by financing activities of $57.9 million in the year ended December 31, 2002. Cash used in financing activities in the year ended December 31, 2003 was primarily due to proceeds from the issuance of common stock of $553,000 and proceeds from bank borrowings of $1.0 million, offset by principal payments on capital lease obligations and borrowings of $14.4 million. Cash provided by financing activities in the year ended December 31, 2002 was primarily due to proceeds from the issuance of common stock to Nokia and from employee stock transactions of $37.8 million and $21.7 million in gains from the termination of our interest rate swap agreements, offset by approximately $1.7 million for principal payments under capital lease obligations and other borrowings.

We receive cash from the exercise of stock options and the sale of stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the stock option plans and our Employee Stock Purchase Plan and general market conditions.

In the fourth quarter of 2002, we entered into a line of credit with available borrowings of up to $30.0 million. The line of credit was collateralized by restricted cash of approximately 105% of the outstanding borrowings. Borrowings under this line of credit bore interest at an annual rate of the bank’s prime rate which was at a minimum of 4.25%. We had $12.0 million outstanding under this line of credit at December 31, 2002. We repaid the $13 million outstanding under this line of credit in 2003 and terminated this facility in November 2003.

In January 2004, Technology Crossover Ventures (TCV) invested in 651,749 shares of our redeemable convertible Series B preferred stock (Preferred Stock) totaling $30 million. TCV also received warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. These warrants have a term of seven years. The Preferred Stock is convertible into our common stock at a one for ten ratio at any time at the option of the holders. In addition, the Preferred Stock will automatically convert into shares of common stock after one year if the common stock trades at a minimum price of $13.81 for 90 consecutive days. Preferred stockholders have the right to vote with the common stockholders at any annual or special meeting of stockholders of the company or the taking of any stockholder action by written consent and vote as a separate class to elect and remove a member of the board of directors. In the event of a sale, liquidation, or dissolution of the company, the holders of Preferred Stock are entitled to be paid in cash equal to the original price and all accrued or unpaid dividends. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV will be allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Opinion No 14. This allocation creates beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the preferred stock and the fair value of our common stock at the time of issuance of the preferred stock. The beneficial conversion feature will result on a one-time deemed dividend to the holders of preferred stock of approximately $16.7 million in the first quarter of 2004.

On March 10, 2004, the Company entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on June 30, 2005. The agreement provides that borrowings under the facility would be secured by substantially all of Redback’s assets. The proceeds of the line of credit will be used to maintain a letter of credit with Jabil Circuit, Inc., the Company’s contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. The Company is required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, additional payment of fees, and additional conditions set forth in the agreement for continued availability. As of March 15, 2004, there were no amounts outstanding under the agreement.

We expect our 2004 capital expenditures to be approximately $8.0 million.

On a forward-looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements through at least the next 12 months. However, within the next 12 months, we may be required to raise additional capital in the future, or could elect to raise capital, if certain events occur, including, but not limited to:

•	We fail to meet our revenue or collection targets and continue to incur significant losses.

•	Our business increases significantly and we require additional working capital.

•	We believe it to be in our best interests to hold more working capital.

•	There is an unfavorable final outcome on the resolution of pending litigation.

In the event that we are forced to raise additional capital, we may have to sell assets or undertake other transactions that may seriously harm our business and financial condition. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities could be dilutive to our stockholders.

If we continue to incur losses and negative cash flows during fiscal year 2004, it is likely we will need to raise additional funds in 2004. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us.

In addition, upon emergence from bankruptcy, we have significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	2004-2006	After 2006	Total
Lease payments due on properties we occupy	$4	$—	$4
Accounts payable to contract manufacturers for inventory on hand	$8	$—	$8
Payments contracted for IT systems hosting	$3	$—	$3

In addition, we have purchase commitments with our contract manufacturer in the normal course of operations totaling $11.6 million as of December 31, 2003.

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of our common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the related commercial arrangement with periodic charges against revenue. In the year ended December 31, 2003, revenue was reduced by approximately $1.5 million for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member to our board of directors. However, this right was terminated upon Nokia’s ownership of the Company’s common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia is reflected as “related party” in the years ended December 31, 2003 and 2002, since Nokia was a related party from May 2002 to August 2003. Related party revenue from Nokia was approximately $5.4 million and $12.2 million during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2002, accounts receivable from Nokia was approximately $1.8 million.

We also issued to Nokia a Common Stock Purchase Warrant granting Nokia the right to purchase up to an aggregate of approximately 31.9 million shares of common stock at an exercise price of equal to the closing price of our common stock on the date of exercise. On August 5, 2003, the Common Stock Purchase Warrant was terminated.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatory redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this Statement is not expected to have a material impact on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

During the quarter ended June 30, 2002, we entered into two interest rate swap agreements with aggregate notional amounts of $477.5 million to hedge changes in the fair value of our 5% Convertible Notes, attributable to changes in LIBOR, by swapping 5% fixed interest payments for variable interest payments based on the 3-month LIBOR plus 40 basis points. During the three months ended September 30, 2002, we terminated our two interest rate swap agreements realizing cash proceeds of approximately $20.3 million including accrued interest receivable. The gain of $17.4 million was being amortized as an offset to interest expense over the remaining term of our 5% Convertible Notes. We also entered into a new swap agreement in August 2002 with a notional amount of $477.5 million by swapping 5% fixed interest payments for variable interest payments based on 3-month LIBOR plus 145 basis points. In October 2002, we terminated the new interest rate swap agreement realizing cash proceeds of approximately $5.1 million, including accrued interest receivable. The gain of $4.4 million was amortized as an offset to interest expense over the remaining term of our 5% Convertible Notes. The gains are included in Convertible Notes on the balance sheet. We did not re-enter into a new swap agreement given the volatility in interest rates at the time. The swaps resulted in interest expense savings of approximately $2.9 million for the year ended December 31, 2002.

As of December 31, 2003, we maintained cash, cash equivalents, and restricted cash of $21.5 million and long-term restricted cash of $1.4 million, of which $20.5 million was unrestricted. We also had debt and capital leases with fixed and variable interest rates with principal amounts totaling $467.8 million. If interest rates were to change by 10%, interest expense would not increase significantly, largely due to the fixed interest rates on the majority of our borrowings and the termination of the interest rate swaps. Upon our emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the Convertible Notes were cancelled.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At December 31, 2003 and 2002, our primary net foreign currency exposures were in Canadian dollars, Euros,

Australian dollars, Singaporean dollars, Taiwanese dollars, and British pounds. At December 31, 2003 we did not hold any foreign exchange contracts. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in North America, Asia, and Europe and substantially all of our sales transactions are made in U.S. dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of December 31, 2003, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or statement of cash flows.

Item 8.	Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of Independent Auditors	36

Consolidated Balance Sheets at December 31, 2003 and 2002	37

Consolidated Statements of Operations for each of three years in the period ended December 31, 2003	38

Consolidated Statements of Stockholders’ Equity (Deficit) for each of three years in the period ended December 31, 2003	39

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	40

Notes to Consolidated Financial Statements	41

Financial Statement Schedules:

II – Valuation and Qualifying Accounts for each of three years in the period ended December 31, 2003	65

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the two years ended December 31, 2003	66

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Redback Networks Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Redback Networks, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 12, 2004

REDBACK NETWORKS INC.

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$20,519	$22,995
Short-term investments	—	66,506
Restricted cash and investments	955	26,545
Accounts receivable, less allowances of $1,987 and $3,262	12,529	5,992
Accounts receivable from related party	—	1,754
Inventories	6,376	10,143
Other current assets	6,043	7,414

Total current assets	46,422	141,349
Property and equipment, net	28,149	61,475
Goodwill	431,742	431,742
Other intangible assets, net	463	4,358
Other assets	2,816	21,820

Total assets	$509,592	$660,744

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$335	$13,122
Accounts payable	19,285	16,797
Accrued liabilities	22,575	64,407
Deferred revenue	7,167	8,184

Total current liabilities	49,362	102,510
Convertible Notes	—	488,140
Other long-term liabilities	—	56,631

Total liabilities not subject to compromise	49,362	—
Liabilities subject to compromise (Note 6)	564,336	—

Total liabilities	613,698	647,281

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common Stock: $0.0001 par value; 750,000 shares authorized; 183,009 and 181,986 shares issued and outstanding, respectively	5,376,547	5,376,163
Deferred stock-based compensation	(902)	(1,845)
Notes receivable from stockholders	(15)	(47)
Accumulated other comprehensive loss	(26,096)	(26,017)
Accumulated deficit	(5,453,640)	(5,334,791)

Total stockholders’ equity (deficit)	(104,106)	13,463

Total liabilities and stockholders’ equity (deficit)	$509,592	$660,744

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Product revenue	$80,351	$91,410	$204,472
Related party product revenue	5,409	12,190	—
Service revenue	21,723	22,029	23,061

Total revenue	107,483	125,629	227,533

Product cost of revenue	42,032	104,756	257,530
Service cost of revenue	12,223	16,542	22,279

Total cost of revenue	54,255	121,298	279,809

Gross profit (loss)	53,228	4,331	(52,276)

Operating expenses:
Research and development (1)	65,741	85,982	107,599
Selling, general and administrative (1)	47,605	72,220	110,760
Impairment of goodwill	—	—	2,689,857
Restructuring charges	23,494	3,621	104,551
Amortization of goodwill and intangibles	166	1,103	994,195
Stock-based compensation	949	8,269	54,891

Total operating expenses	137,955	171,195	4,061,853

Loss from operations	(84,727)	(166,864)	(4,114,129)

Other expense, net:
Interest and other income (expense)	1,104	(347)	23,246
Interest expense (excludes contractual interest of $3.9 million not recorded during the reorganization)	(17,653)	(19,713)	(27,091)

Other expense, net	(16,549)	(20,060)	(3,845)

Loss before reorganization items	(101,276)	(186,924)	(4,117,974)
Reorganization items	17,573	—	—

Net loss	$(118,849)	$(186,924)	$(4,117,974)

Net loss per basic and diluted share	$(0.65)	$(1.13)	$(28.78)

Shares used in computing basic and diluted per share amounts	181,610	165,854	143,068

(1) Amounts exclude stock-based compensation as follows:

Research and development	$471	$4,632	$35,289
Selling, general and administrative	478	3,637	19,602

Total	$949	$8,269	$54,891

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Deferred Stock-based Compensation	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Total Comprehensive Loss
	Shares	Amount
Balance at December 31, 2000	153,731	$5,255,261	$(66,114)	$(1,422)	$(8,685)	$(1,029,893)	$4,149,147
Issuance of Common Stock for acquisitions	3,500	55,273	(668)	—	—	—	54,605
Issuance of Common Stock under stock plans	5,073	12,738	—	—	—	—	12,738
Issuance of Common Stock for warrants	31	254	—	—	—	—	254
Repurchase of Common Stock	(4,352)	(2,148)	—	—	—	—	(2,148)
Deferred stock compensation	—	2,915	1,227	—	—	—	4,142
Amortization of deferred stock compensation	—	—	52,090	—	—	—	52,090
Payment received on notes receivable from stockholders	—	—	—	1,272	—	—	1,272
Unrealized losses on investments	—	—	—	—	(2,103)	—	(2,103)	$(2,103)
Cumulative translation adjustment	—	—	—	—	(14,486)	—	(14,486)	(14,486)
Net loss	—	—	—	—	—	(4,117,974)	(4,117,974)	(4,117,974)

Comprehensive loss								$(4,134,563)

Balance at December 31, 2001	157,983	5,324,293	(13,465)	(150)	(25,274)	(5,147,867)	137,537
Issuance of Common Stock under stock plans	2,965	3,716	—	—	—	—	3,716
Issuance of Common Stock for warrants	191	—	—	—	—	—	—
Issuance of Common Stock to Nokia	17,723	38,722	—	—	—	—	38,722
Issuance of Common Stock for Convertible Notes	3,599	12,695	—	—	—	—	12,695
Repurchase of Common Stock	(475)	(236)	—	—	—	—	(236)
Deferred stock compensation	—	(3,027)	3,043	—	—	—	16
Amortization of deferred stock compensation	—	—	8,577	—	—	—	8,577
Payment received on notes receivable from stockholders	—	—	—	103	—	—	103
Unrealized losses on investments	—	—	—	—	(404)	—	(404)	$(404)
Cumulative translation adjustment	—	—	—	—	(339)	—	(339)	(339)
Net loss	—	—	—	—	—	(186,924)	(186,924)	(186,924)

Comprehensive loss								$(187,667)

Balance at December 31, 2002	181,986	5,376,163	(1,845)	(47)	(26,017)	(5,334,791)	13,463
Issuance of Common Stock under stock plans	1,378	553	—	—	—	—	553
Repurchase of Common Stock	(355)	(161)	—	—	—	—	(161)
Deferred stock compensation	—	(8)	14	—	—	—	6
Amortization of deferred stock compensation	—	—	929	—	—	—	929
Payment received on notes receivable from stockholders	—	—	—	32	—	—	32
Cumulative translation adjustment	—	—	—	—	(79)	—	(79)	$(79)
Net loss	—	—	—	—	—	(118,849)	(118,849)	(118,849)

Comprehensive loss								$(118,928)

Balance at December 31, 2003	183,009	$5,376,547	$(902)	$(15)	$(26,096)	$(5,453,640)	$(104,106)

The accompanying notes are an integral part of these consolidated statements.

REDBACK NETWORKS INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(118,849)	$(186,924)	$(4,117,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	35,390	46,783	38,921
Amortization of goodwill and other intangible assets	3,930	11,975	1,000,308
Amortization of deferred swap gain	(3,771)	—	—
Non-cash charges (credits) related to Convertible Notes	—	1,015	(10,359)
Impairment of goodwill	—	—	2,689,857
Impairment of minority investments	336	—	11,379
Stock-based compensation	949	8,269	54,891
Loss on disposal of property and equipment	6,785	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(4,783)	27,178	61,453
Inventories	(113)	48,777	(50,747)
Other assets	7,007	16,528	(2,878)
Accounts payable	2,488	(24,848)	(18,132)
Accrued liabilities	1,111	(37,425)	96,144
Deferred revenue	(1,017)	(1,355)	(1,541)
Other long-term liabilities	8,516	(18,460)	50,638
Liabilities subject to compromise	1,904	—	—

Net cash used in operating activities before reorganization items	(60,117)	(108,487)	(198,040)
Reorganization items	(14,186)	—	—

Net cash used in operating activities	(74,303)	(108,487)	(198,040)

Cash flows from investing activities:
Purchase of property and equipment	(6,321)	(13,531)	(60,829)
Purchase of short-term investments	(7,476)	(13,721)	(486,713)
Sales of short-term investments	73,019	15,240	816,863
Acquisitions, net of cash acquired	—	—	1,603
Change in restricted cash	25,590	19,972	(43,000)

Net cash provided by investing activities	84,812	7,960	227,924

Cash flows from financing activities:
Repurchase of Convertible Notes, net	—	—	(12,141)
Proceeds from issuance of Common Stock, net	553	37,774	10,750
Proceeds from repurchases of Common Stock	(161)	—	—
Principal payments on capital lease obligations and borrowings	(14,409)	(1,716)	(7,454)
Proceeds from bank borrowings, net	1,000	—	12,000
Proceeds from interest rate swaps, net	—	21,719	—
Proceeds from stockholder notes receivable	32	103	1,366

Net cash provided by (used in) financing activities	(12,985)	57,880	4,521

Net increase (decrease) in cash and cash equivalents	(2,476)	(42,647)	34,405
Cash and cash equivalents at beginning of year	22,995	65,642	31,237

Cash and cash equivalents at end of year	$20,519	$22,995	$65,642

Supplemental cash flow information:
Cash paid for interest	$12,127	$24,110	$26,043

Supplemental non-cash investing and financing activity:
Conversion of Convertible Notes to Common Stock	$—	$10,000	$—

Issuance of Common Stock in acquisitions	$—	$—	$55,273

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Company:

Redback Networks Inc. (“Redback” or the “Company”) was incorporated in Delaware in 1996. Based on worldwide market share by revenue for the Internet access and infrastructure equipment segment, Redback is a leading provider of advanced telecommunications networking equipment. Redback enables carriers and service providers to rapidly deploy high-speed access and services to the Internet and corporate networks. Redback’s product lines, which consist of the SMS family of subscriber management systems and the SmartEdge router and Service Gateway system, combine networking hardware and software. These product families are designed to enable Redback’s customers to create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

The Company’s 2001 Fiscal Year ended on the last Saturday of December (December 29, 2001). However, the date is reflected as December 31, 2001 in the Consolidated Financial Statements for ease of reference.

Liquidity and Bankruptcy Proceedings

To date, the Company has funded its operations largely through the issuance of debt and equity securities. However, the Company has incurred substantial losses and negative cash flows from operations since inception and has an accumulated deficit of $5.5 billion at December 31, 2003. For the year ended December 31, 2003, the Company incurred a loss from operations of $84.7 million and negative cash flows from operations of $74.3 million. Management expects operating losses and negative cash flows to continue for at least the next 6 to 12 months. Management believes that its current cash and cash equivalent balances of $20.5 million is adequate to last for the next 12 months. However, failure to generate sufficient revenue, potentially raise additional capital, or reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended longer term business objectives. In addition, revenue generated from the sale of its products and services may not increase to a level that exceeds its operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company’s cash flow from operations may continue to be negatively impacted.

In July 2003, the Company entered into a lock-up agreement with certain holders of its outstanding 5% convertible subordinated notes, or Convertible Notes, due 2007 pursuant to which the Company agreed to pursue a financial restructuring through one of two alternatives: — an out of court financial restructuring, or an in-court financial restructuring, a prepackaged plan of reorganization, or the Plan. Because certain conditions to the recapitalization plan were not satisfied within the required timeframe the Company was unable to complete the recapitalization plan. Accordingly, the Company pursued a financial restructuring through its Plan and voluntarily filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 2003. The petition was filed with the United States Bankruptcy Court for the District of Delaware. The petition affected only the Company’s U.S. corporate parent and did not include any of its subsidiaries.

The Plan was confirmed by the bankruptcy court on December 22, 2003 and provided for, among other things:

•	the cancellation of all of the Company’s outstanding Convertible Notes, in exchange for shares of the Company’s common stock;

•	the issuance of warrants exercisable for the Company’s common stock to the Company’s stockholders;

•	an approximate 73.39:1 reverse stock split of shares of the Company’s common stock; and

•	an increase in the number of shares reserved for issuance under the Company’s 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan;

•	the rejection of the Company’s domestic leases; and

•	the cancellation of all existing stock options and warrants.

The Company has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations as set forth in the relevant orders, which include the claims of specific trade creditors to a specified amount and employee wages and benefits in the ordinary course of business.

On January 2, 2004 the Company emerged from bankruptcy pursuant to the terms of the Plan as discussed above.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003 the Company operated its business as a debtor-in-possession. Interest expense on the Company’s Convertible Notes has been recorded up to the petition date. The Company did not make its interest payment on its Convertible Notes that was due on October 1, 2003. Under the terms of the indenture governing the pre-petition Convertible Notes, or the Indenture, the continued failure to pay interest constituted an event of default as of October 31, 2003. Accordingly, the consolidated balance sheet as of December 31, 2003 reflects the classification of the Convertible Notes in liabilities subject to compromise.

On November 12, 2003, the Company executed a definitive agreement to obtain a debtor-in-possession revolving credit facility, or the DIP facility, with Abelco Finance LLC for up to an amount of $25 million. The DIP facility had a term of one year and bore interest at JPMorgan Chase Bank’s prime rate plus 3.5%. On November 5, 2003, the bankruptcy court issued an interim approval of the DIP facility, which allowed the Company to draw on the DIP facility in an amount not to exceed $ 15.7 million. On November 12, 2003, the Company’s existing cash collateralized letter of credit was treated as issued under the Company’s DIP facility, and the cash collateral that had been securing that letter of credit was released to the Company. As a result, the cash that previously collateralized the letter of credit was no longer restricted. On December 17, 2003 the bankruptcy court issued final approval of the DIP facility which allowed the Company to draw down on the remaining $9.3 million, if necessary, and as permitted under the DIP facility. The DIP facility was secured by substantially all of the assets of the Company and was subject to restrictive covenants and reporting requirements. The Company did not draw down on the remaining $9.3 million and the DIP facility was terminated upon the Company’s exit from bankruptcy on January 2, 2004. As of December 31, 2003 the Company was in compliance with the covenants of this facility.

Note 2—Organization and Summary of Significant Accounting Policies:

Basis of Presentation

In connection with the Chapter 11 Bankruptcy, the Company is required to prepare its financial statements as of December 31, 2003 in accordance with Statement of Position (SOP) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants (AICPA). In accordance with SOP 90-7, all of the Company’s pre-petition liabilities that are subject to compromise under the Plan are segregated in the Company’s consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the Chapter 11 case rather than as estimates of the amounts for which those allowed claims may be settled as a result of the approved Plan. As of the effective date of the Plan, the Company expects to adopt “fresh start” reporting as defined in SOP 90-7. In accordance with “fresh start” reporting, the reorganization value of the Company will be allocated to the emerging entity’s specific tangible and identified intangible assets. Excess reorganization value, if any, will be reported as “reorganization value in excess of amounts allocable to identifiable assets.” As a result of the adoption of such “fresh start” reporting, the Company’s post-emergence financial statements (successor) will not be comparable with its pre-emergence financial statements (predecessor), including the historical financial statements included in this annual report.

The accompanying statements of operations reflect certain reorganization costs, including professional fees relating to the financial restructuring and bankruptcy proceedings. Interest expense on the Company’s Convertible Notes has been recorded to the petition date. Such interest expense was not recorded subsequent to that date because it will not be paid and it will not be an allowed claim under the Plan. The difference between the recorded interest expense and the contractual interest expense is approximately $3.9 million for the period from November 3, 2003 to December 31, 2003.

In accordance with SOP 90-7, a significant portion of the Company’s outstanding debt, related accrued interest, lease restructuring accruals, and pre-petition accounts payable are classified as “liabilities subject to compromise” at December 31, 2003. Comparable items in the prior year have not been reclassified to the presentation required by SOP 90-7. (See Note 6 to the consolidated financial statements for a complete description of liabilities subject to compromise.)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Significant estimates in these Consolidated Financial Statements include allowances for doubtful accounts receivable, warranty reserves, asset impairments, net realizable value for inventories, and income tax valuation allowances. Actual results could differ from those estimates.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranty reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty in the fiscal years ended December 31, 2003, 2002, and 2001 are as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Beginning balance	$2,304	$1,787	$3,188
Charges to costs and expenses	1,374	2,267	2,423
Warranty expenditures	(1,556)	(1,750)	(3,824)

Ending balance	$2,122	$2,304	$1,787

Derivative financial instruments

During 2003, 2002, and 2001, the Company purchased foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. The forward contracts are recorded at fair value with changes in fair value recorded in the statements of operations based upon changes in forward rates. Market value gains and losses on these hedge contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. There were no foreign currency forward contracts held at December 31, 2003. At December 31, 2002, the Company held net foreign currency forward contracts to sell Canadian dollars, with an aggregate notional value of approximately $704,000. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

In addition, see discussion regarding the Company’s terminated interest rate swaps in Note 10 to the consolidated financial statements.

Cash equivalents and investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments in debt securities, including those maturing in greater than 12 months, are classified as short-term investments given the Company’s active portfolio management strategies. Cash equivalents at December 31, 2003 and 2002 include money-market funds and commercial paper totaling $20.5 million and $23.0 million, respectively.

The Company classifies, at the date of acquisition, its investments into categories in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Currently, the Company classifies all of its marketable investments as “available-for-sale”. Accordingly, the investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income. The fair value of the Company’s investments is based on quoted market prices.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s short-term investments comprise money market securities, U.S. government and agency obligations, corporate bonds, asset backed obligations, collateralized mortgage obligations, and auction rate securities. The specific identification method is used to determine the cost of securities disposed.

In the year ended December 31, 2002, the Company had certain other investments in non-publicly traded companies. These investments are included in other assets and are carried at cost, as the Company does not have the ability to exercise significant influence over the entities’ operations. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. In 2002 the Company recorded an impairment charge $1.3 million for certain of its minority investments due to a sustained and significant decline in the market values of such companies. During 2003 the Company recorded an impairment charge on the remaining investments of $0.3 million. In the year ended December 31, 2003, the Company recorded a gain from the partially recovery of investments previously impaired of $336,000. The investments had a carrying value of $336,000 at December 31, 2002. The Company had no investments at December 31, 2003.

Restricted cash and investments

As of December 31, 2003 and 2002, restricted cash and investments of $1.0 million and $26.5 million, respectively, include balances legally restricted as to withdrawal. As of December 31, 2003, the balance comprises restricted deposits for professional services. As of December 31, 2002, the balance comprises $12.6 million collateralizing outstanding borrowings on the Company’s line of credit, a $10.0 million letter of credit issued to a contract manufacturer, and a $3.9 million letter of credit related to a facility lease. As of December 31, 2002, the Company also has approximately $1.7 million, in long-term restricted cash classified within other assets related to facility leases. As of December 31, 2003, the Company had approximately $1.4 million in long term cash related to facility leases classified within liabilities subject to compromise. (See further discussion in Note 6 to the consolidated financial statements).

Concentration of risk, foreign operations and significant customers

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, restricted cash and investments and accounts receivable. The Company places its investments with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located globally. Sales to foreign customers for the years ended December 31, 2003, 2002 and 2001 were denominated in U.S. dollars and accounted for 62%, 50% and 37%, respectively, of total net revenue. Product sales to customers in the United Kingdom and France were 12% and 11%, respectively, of total revenue in 2003. Product sales to customers in Japan represented 10% of the Company’s total net revenue in 2002. Sales to customers in France represented 10% of total revenue in 2001. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the aging of accounts receivable and its assessment of the collectibility of its aged receivables. During the year ended December 31, 2003, two customers accounted for 16% and 11%, of the Company’s revenue. During the year ended December 31, 2002, four customers accounted for 13%, 10%, 10% and 10% of the Company’s revenue. At December 31, 2003, four customers accounted for 16%, 14%, 13%, and 11% of total gross receivables. At December 31, 2002, four customers accounted for 10%, 11%, 13%, and 15% of total gross receivables.

The Company currently uses one third-party manufacturer to assemble its products, and certain key components are obtained from single or limited sources of supply.

Fair value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities. The fair value of the Company’s 5% Convertible Notes approximates $316 million and $125 million based on quoted market prices as of December 31, 2003 and 2002, respectively. Other borrowings approximate their fair values given their market rates of interest and maturity schedules. The Company does not hold or issue financial instruments for trading purposes. The Convertible Notes were cancelled on January 2, 2004 upon the Company’s emergence from Chapter 11 bankruptcy proceedings. (See further discussion in Note 15 to the consolidated financial statements).

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market, under the first-in, first-out method.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or the lease terms.

Internal use software

The Company capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. Capitalized costs are amortized over three years.

Goodwill and intangible assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired, such as a significant adverse change in legal factors or in the business climate, an adverse assessment or action by a regulator, unanticipated competition, a loss of key personnel, or the testing for recoverability under SFAS No. 144 of a significant asset group. SFAS No. 142 also requires intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite. In accordance with SFAS No. 142, the Company ceased amortizing goodwill with a net carrying value of $431.7 million as of January 1, 2002, including $12.6 million of acquired workforce intangibles previously classified as purchased intangible assets. (See Note 8 to the consolidated financial statements).

Intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to four years.

Long-lived assets

The Company currently evaluates its long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company also performs goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company also reviews its other long-lived assets, including property and equipment and other identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. If there is a significant decrease in the Company’s business in the future, the Company may be required to record impairment charges in the future.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28 over the vesting period of each individual award. For the years ended December 31, 2003, 2002 and 2001, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss:
As reported	$(118,849)	$(186,924)	$(4,117,974)
Add: Stock-based compensation expense included in reported net loss	949	8,269	54,891
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(24,980)	(64,478)	(290,287)

Pro forma	$(142,880)	$(243,133)	$(4,353,370)

Net loss per share—basic and diluted:
As reported
Pro forma	$(0.65)	$(1.13)	$(28.78)
Net loss:	$(0.79)	$(1.47)	$(30.43)

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Employee Stock Option Plans Year Ended December 31,
	2003	2002	2001
Expected life (years)	3	3	3
Risk free interest rate	2%	3%	4%
Expected volatility	151%	148%	65%
Dividend yield	—	—	—

	Employee Stock Purchase Plans Year Ended December 31,
	2003	2002	2001
Expected life (years)	2	2	2
Risk free interest rate	2%	3%	4%
Expected volatility	151%	148%	65%
Dividend yield	—	—	—

As fully described in Notes 1 and 15 to the consolidated financial statements, all of the outstanding stock options as of December 31, 2003 were cancelled on January 2, 2004 in connection with the Company’s exit from bankruptcy. Accordingly, the above pro forma amounts are not necessarily representative of pro forma effects that may be reported in future years.

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

Comprehensive income (loss)

Comprehensive income (loss) includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on investments and the cumulative translation adjustment. At December 31, 2003 and 2002, cumulative translation adjustment was $(26.1) million and $(27.0) million, respectively. There were no net unrealized gains on investments at December 31, 2003. Net unrealized gains on investment were $936,000, at December 31, 2002.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss per share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Numerator:
Net loss	$(118,849)	$(186,924)	$(4,117,974)

Denominator:
Weighted average common shares outstanding	182,650	170,225	155,111
Weighted average unvested common shares subject to repurchase	(1,040)	(4,371)	(12,043)

Denominator for basic and diluted calculations	181,610	165,854	143,068

Loss per basic and diluted share	$(0.65)	$(1.13)	$(28.78)

The following equity instruments have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2003	2002	2001
Options to purchase common stock at average exercise prices of $0.32, $1.40, and $3.79 per share, respectively	28,883	31,795	28,200
Common stock issuable upon conversion of promissory notes at conversion price of $190.73 per share	2,451	2,504	2,451
Warrants to purchase common stock at average exercise prices of $4.34 per share	136	136	136

Total	32,475	40,813	32,475

Additionally, warrants issued on May 21, 2002 to Nokia to purchase approximately 14.2 million shares of common stock have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. These warrants were terminated on August 5, 2003. (See further discussion in Note 7 to the consolidated financial statements).

Foreign currency translation

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. For the years ended December 31, 2003, 2002 and 2001, the Company recorded net foreign currency transaction gains (losses) of $(1.6) million, $47,000, and $(721,000), respectively, in other expense, net.

Recent accounting pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Restructuring Charges

Consolidation of facilities. During 2001, the Company recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on the 2001 restructured facilities included in the Company’s estimates is $21.8 million as of December 31, 2003 representing a decrease of $20.5 million from December 31, 2002 due to sublease assignments on terminated leases of $16.2 million and a reduction of expected sublease income of $4.3 million.

During June 2003, the Company recorded a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. In addition, the Company recorded a charge for the write-off of leasehold improvements related to this facility of $6.3 million.

As part of the Company’s Plan described in Note 1 to the consolidated financial statements, the Company had restructured all of its facility leases in the United States. This will result in the reversal of certain restructuring accruals net of deposits as of the effective date of the Plan on January 2, 2004. (See Note 15 to the consolidated financial statements for further discussion).

Workforce reductions. In October 2002, the Company reduced its workforce by 114 people, and recorded a charge of $2.0 million for related termination benefits and $709,000 for property and equipment during the three months ended December 31, 2002. In May and June 2002, the Company reduced its workforce by 76 people, and recorded a charge of $1.6 million for these termination benefits during the three months ended June 30, 2002.

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

The movements of the Company’s 2001 restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
2001 accruals	$7,922	$96,629	$104,551
Cash payments	(7,274)	(4,091)	(11,365)

Restructuring accrual at December 31, 2001	648	92,538	93,186
2002 accruals	3,621	—	3,621
Non-cash charges	—	(4,525)	(4,525)
Cash payments	(4,209)	(17,461)	(21,670)

Restructuring accrual at December 31, 2002	60	70,552	70,612
Cash payments	(60)	(10,446)	(10,506)

Restructuring accrual at December 31, 2003	$—	$60,106	$60,106

The movements of the Company’s 2003 restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
2003 accruals	$883	$16,297	$17,180
Cash payments	(883)	(1,231)	(2,114)

Restructuring accrual at December 31, 2003	$—	$15,066	$15,066

The current and long-term portions of the restructuring related reserves are $13.2 million and $62.0 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Acquisitions:

Merlin Systems

In September 2001, the Company completed the acquisition of Merlin Systems Corporation, (Merlin), for an aggregate purchase price of approximately $55.8 million, comprising approximately 3.5 million shares of its common stock and the assumption of options and warrants in exchange for all of the outstanding shares of Merlin’s common stock, as well as costs directly related to the acquisition. The allocation of the purchase price was as follows: $3.9 million for tangible assets acquired, $400,000 for non compete agreements which are being amortized over an estimated useful life of two years, goodwill of $59.3 million which is not being amortized pursuant to the provisions of SFAS No. 142, $668,000 for deferred stock compensation and $8.4 million for liabilities assumed. Merlin was developing a product to expand the Company’s SmartEdge product line.

The acquisition was accounted for as a purchase and the results of Merlin’s operations have been combined with those of the Company since the date of acquisition. Pro forma financial results are not presented as Merlin’s results of operations were not material to the Company’s results of operations.

Note 5—Balance Sheet Components:

Cash and cash equivalents at December 31, 2003 and December 31, 2002 (in thousands):

	December 31,
	2003	2002
Money Market Funds	$19,138	$6,174
Non interest bearing	1,381	16,821

Total	$20,519	$22,995

Short-term investments at December 31, 2002 (in thousands):

	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Asset backed obligations	$15,052	$303	$(12)	$15,343
Corporate bonds	28,857	503	(51)	29,309
U.S. government & agency obligations	9,097	186	—	9,283
Collateralized mortgage obligations and auction rate securities	12,564	8	(1)	12,571

Total	$65,570	$1,000	$(64)	$66,506

The contractual maturities of available for sale debt securities held on December 31, 2002 are as follows (in thousands):

Total
Due December 31, 2003 or earlier	$49,593
Due from January 1, 2004 to December 31, 2004	15,441
Due from January 1, 2005 and thereafter	1,472

Total	$66,506

Realized gains and realized losses on investments in 2003, 2002, and 2001 are not material.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other significant balance sheet components (in thousands):

	December 31,
	2003	2002
Inventories
Raw materials and work in process	$1,678	$3,775
Finished assemblies	4,698	6,368

	$6,376	$10,143

Property and equipment, net
Machinery and computer equipment	$89,810	$84,879
Software	23,382	23,910
Leasehold improvements	8,637	16,524
Spares	11,394	11,742
Furniture and fixtures	4,727	7,090

	137,950	144,145
Less: Accumulated depreciation and amortization	(109,801)	(82,670)

	$28,149	$61,475

Other assets
Deferred financing costs	$—	$8,741
Long-term restricted cash	—	1,733
Deposits and other	2,816	11,346

	$2,816	$21,820

Accrued liabilities
Accrued compensation	$5,303	$5,402
Accrued interest payable	—	5,970
Accrued restructuring, current	—	16,257
Accrued inventory related commitments	2,283	8,622
Accrued warranty allowance	2,122	2,304
Accrued sales return allowance	4,935	4,922
Other	7,932	20,930

	$22,575	$64,407

Other long-term liabilities
Accrued restructuring, long-term	$—	$54,355
Other	—	2,276

	$—	$56,631

Property and equipment includes $2.1 million of computer equipment, internal-use software and furniture and fixtures under capital leases at both December 31, 2003 and 2002. Accumulated amortization of assets under capital leases totaled $1.3 million and $1.1 million at December 31, 2003 and 2002, respectively.

During 2002, the Company determined that based on the current business outlook and the downsizing effort that was undertaken, primarily related to the intelligent transport market, the useful lives of certain of its assets should be adjusted and additional inventory reserves should be recorded. The Company recorded approximately $6.4 million of additional depreciation expense for fixed assets that were abandoned, approximately $2.4 million for the write-off of other assets, and approximately $34.4 million of additional inventory reserves due to further deterioration in its demand outlook. During 2003, the Company recorded additional inventory reserves of approximately $914,000 due to further deterioration in its demand outlook.

Note 6—Liabilities subject to compromise:

Liabilities included in the consolidated balance sheet at December 31, 2003, which were subject to compromise under the terms of the Plan, are summarized as follows:

Convertible Note claim	$490,915
Restructuring lease claims	71,164
General unsecured claims	2,257

Total liabilities subject to compromise	$564,336

In accordance with SOP 90-7, a significant portion of the Company’s outstanding debt, related accrued interest, lease restructuring accruals, and pre-petition accounts payable are classified as liabilities subject to compromise at December 31, 2003. Comparable items in the prior year have not been reclassified to the presentation required by SOP 90-7. See below for a complete description of liabilities subject to compromise.

Convertible Note claim

This reflects the outstanding balance of the Convertible Notes, that was scheduled to mature in 2007 and the related accrued interest and deferred financing costs. The Convertible Notes were issued in March 2000. The Convertible Notes were governed by an indenture, dated as of March 29, 2000, as amended by a first supplemental indenture, dated May 8, 2001. The Convertible Notes were subordinated to all existing and future senior debt and effectively to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes were convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the Convertible Notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $190.73 per share. Interest was payable semiannually. Upon a change of control of the Company, as defined in the Indenture, the repayment of the Convertible Notes would have been accelerated and the Convertible Notes would have become immediately due. The Company did not make its interest payment on the Convertible Notes that was due on October 1, 2003. Under the terms of the Indenture, the continued failure to pay

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest constituted an event of default as of October 31, 2003. Accordingly, the accompanying consolidated balance sheet as of December 31, 2003 reflects the classification of the Convertible Notes and related accrued interest and deferred financing costs in liabilities subject to compromise. Pursuant to the Company’s Plan, on the effective date of the Plan, which was January 2, 2004, holders of the Convertible Notes received an aggregate of 47,500,000 shares of common stock of the Company in exchange for all outstanding indebtedness represented by the Convertible Notes, including the accrued and unpaid interest. (See further discussion in Note 10 to the consolidated financial statements).

Restructuring lease claims

As part of the Plan, the Company rejected all US based leases and certain other contracts as allowed by the bankruptcy court. Certain of the rejected leases and contracts have previously been accounted for as part of restructuring plans in accordance with SFAS No. 146, or Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), as appropriate. Consequently, the Company has reclassified the restructuring related accruals as well as accrued rent and related deposits for these leases to liabilities subject to compromise.

General unsecured claim

This reflects accounts payable for certain materials and services that were received by the Company but not yet paid as of November 3, 2003. These liabilities are addressed pursuant to the Company’s Plan.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Related Party Transactions:

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of the common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the year ended December 31, 2003, revenue was reduced by approximately $1.5 million for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member to the Company’s Board of Directors. However, this right was terminated upon Nokia’s ownership of the Company’s common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia is reflected as “related party” in the years ended December 31, 2003 and 2002, since Nokia was a related party from May 2002 to August 2003. Related party revenue from Nokia was approximately $5.4 million and $12.2 million during the years ended December 31, 2003 and 2002, respectively. As of December 31 2002, accounts receivable from Nokia was approximately $1.8 million.

The Company also issued to Nokia a Common Stock Purchase Warrant granting Nokia the right to purchase up to an aggregate of approximately 31.9 million additional shares of common stock at an exercise price equal to the closing price of the Company’s common stock on the date of exercise. On August 5, 2003, the Common Stock Purchase Warrant was terminated.

Note 8—Goodwill and Purchased Intangible Assets:

Upon adoption of SFAS No. 142 on January 1, 2002, the Company performed a transitional impairment analysis on goodwill and no impairment charge was required. The Company expects to perform its annual impairment test in the second quarter of every year. The Company performed its annual impairment test of goodwill as of May 31, 2003 and upon its filing of the Plan with the bankruptcy court on November 3, 2003, and determined that no impairment charge was required.

The following is a summary of intangible assets, net:

	December 31,
	2003	2002
	(in thousands)
Other intangibles, net
Existing technology	$25,673	24,091
Non-compete agreements	10,400	10,400

	36,073	34,491
Less: Accumulated amortization	(35,610)	(30,133)

	$463	$4,358

In the years ended December 31, 2003, 2002, and 2001, amortization expense of intangible assets was $3.9 million, $12.0 million and $21.9 million, respectively. During the three months ended June 30, 2002, the Company determined that based on the current business outlook and the Company’s planned use of the acquired technologies, the useful lives of certain acquired existing technology intangible assets should be reduced. As a result, amortization of intangibles assets increased by $2.6 million in 2002. As part of the Company’s emergence from bankruptcy, the Company’s intangible assets will be reassessed. See further discussion in Notes 1 and 15 to the consolidated financial statements.

The following table presents the impact of SFAS No. 142 on net loss and net loss per share had the standard been in effect for the year ended December 31, 2001 (in thousands, except per-share amounts):

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss—as reported	$(118,849)	$(186,924)	$(4,117,974)
Adjustments:
Amortization of goodwill	—	—	978,410
Amortization of acquired workforce intangibles previously classified as purchased intangible assets	—	—	10,195

Net adjustments	—	—	988,605

Net loss—adjusted	(118,849)	(186,924)	(3,129,369)

Basic and diluted net loss per share—as reported	$(0.65)	$(1.13)	$(28.78)

Basic and diluted net loss per share—adjusted	$(0.65)	$(1.13)	$(21.87)

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Income Taxes:

The Company recorded no income tax provision or benefit in 2003, 2002 and 2001, as the Company has reported net losses since inception and has provided a full valuation allowance on its net deferred tax assets. The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before taxes as follows:

	Year Ended December 31,
	2003	2002	2001
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(5.7)	(2.5)	(5.8)
Research and investment tax credits	—	(1.7)	(0.1)
Non-deductible acquisition related charges	—	—	35.8
Increase in valuation allowance	40.3	37.9	4.2
Other	0.4	1.3	0.9

Provision for income taxes	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$441,065	$361,269
Tax credit carryforwards	24,592	32,233
Reserves and accruals	48,103	87,130

	513,760	480,632
Valuation allowance	(513,156)	(478,856)

	604	1,776

Deferred tax liabilities:
Intangible assets	(604)	(1,776)

	(604)	(1,776)

Net deferred tax assets	$—	$—

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets such that a full valuation allowance has been recorded.

At December 31, 2003, the Company’s net operating loss carryforwards for federal and state income tax purposes were approximately $1.1 billion and $672 million, respectively, before limitations or reductions relating to the Chapter 11 bankruptcy proceedings (see discussion below). If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the state net operating loss carryforwards will begin to expire in 2004. At December 31, 2003, the Company’s federal, state and foreign tax credit carryforwards for income tax purposes were approximately $8 million, $12 million and $5 million, respectively, before limitations or reductions relating to Chapter 11 bankruptcy proceedings (See discussion below). If not utilized, these tax credit carryforwards will begin to expire in 2011.

Included within the deferred tax asset for net operating losses of $440 million is approximately $203 million in tax effected deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of the loss from the exercise of employee stock options will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

As a result of the Chapter 11 bankruptcy proceedings, the Company did not recognize taxable income from cancellation of indebtedness (COD). Without the bankruptcy proceedings, the Company would have recognized COD income equal to the value of stock issued in exchange for the Convertible Notes less their “adjusted issue price.” The “adjusted issue price” of the Convertible Notes is the sum of the issue price (i.e., the initial offering price to the public) and all original issue discount (OID) includible in

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income less any payment previously made on the Convertible Notes, other than a payment of “qualified stated interest.” OID is a form of interest equal to the excess of a debt security’s stated redemption price at maturity over its issue price. “Qualified stated interest” is stated interest that is unconditionally payable in cash or property (other than debt instruments of the issuer) at least annually over the term of the instrument at a single fixed rate.

The Company will be required to reduce certain of its tax attributes to the extent COD income is excluded from taxable income. These tax attributes would include NOLs and tax credit carry forwards. Attribute reduction is calculated after the income tax for the year of discharge has been determined. At this time, the Company has not determined the amount of COD income excluded that would result in reduction of tax attributes.

The issuance of common stock in the Plan will result in an “ownership change” of the Company for tax purposes. At this time, the Company has not determined the effect on the utilization of tax attributes, including NOLs and tax credit carry forwards as a result of the ownership change.

Note 10—Convertible Notes and Other Borrowings:

During March 2000, the Company issued $500 million of 5% Convertible Notes due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes were governed by an indenture, dated as of March 29, 2000, as amended by a first supplemental indenture, dated May 8, 2001, or the Indenture. The Convertible Notes were subordinated to all existing and future senior debt and effectively to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes were convertible into shares of common stock at any time before the maturity date, unless the Company previously redeemed or repurchased the Convertible Notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. Interest was payable semiannually. Upon a change of control of the Company, as defined in the Indenture, the repayment of the Convertible Notes would have been accelerated and the Convertible Notes would have been due immediately. In October 2001, the Company repurchased approximately $22.5 million of the Convertible Notes and recognized a gain of approximately $10.4 million, which is included in other income.

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

The Company did not make its interest payment on the Convertible Notes that was due on October 1, 2003. Under the terms of the Indenture, the continued failure to pay interest constituted an event of default as of October 31, 2003. Accordingly, the accompanying consolidated balance sheet as of December 31, 2003 reflects the classification of the Convertible Notes in liabilities subject to compromise. Pursuant to the Company’s Plan, on the effective date of the Plan, which was January 2, 2004, holders of the Convertible Note received an aggregate of 47,500,000 shares of common stock of the Company in exchange for all outstanding indebtedness represented by the Convertible Notes, including the accrued and unpaid interest.

In the fourth quarter of 2002, the Company entered into a line of credit with available borrowings of up to $30.0 million. The line of credit was collateralized by restricted cash of approximately 105% of the outstanding borrowings. Borrowings under this line of credit bore interest at an annual rate of the bank’s prime rate which was at a minimum of 4.25%. The Company had $12.0 million outstanding under this line of credit at December 31, 2002. The Company repaid the $13 million outstanding under this line of credit in 2003 and terminated this facility in November 2003.

On November 12, 2003, the Company executed a definitive agreement to obtain a debtor-in-possession revolving credit facility, or the DIP facility, with Abelco Finance LLC, up to an amount of $25 million. The DIP facility had a term of one year and bore interest at JPMorgan Chase Bank’s prime rate plus 3.5%. On November 5, 2003, the bankruptcy court issued an interim approval of the DIP facility, which allowed the Company to draw on the DIP facility in an amount not to exceed $ 15.7 million. On November 12, 2003, the Company’s existing cash collateralized letter of credit was treated as issued under the Company’s DIP facility, and the cash collateral that had been securing that letter of credit was released to the Company. As a result, the cash that previously collateralized the letter of credit was no longer restricted. On December 17, 2003, the bankruptcy court issued final approval of the DIP facility, which allowed the Company to draw down on the remaining $9.3 million, if necessary, and as permitted under the DIP facility. The DIP facility was secured by substantially all of the assets of the Company and was subject to restrictive covenants and reporting requirements. The Company did not draw down on the remaining $9.3 million and the DIP Facility was terminated upon the Company’s exit from bankruptcy on January 2, 2004. As of December 31, 2003, the Company was in compliance with the covenants of this facility.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Risk

In May 2002, the Company entered into two interest rate swap transactions (the Swaps) to modify the effective interest characteristic of its outstanding Convertible Notes. The Swaps were designated as fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The gain or loss from changes in fair value of the Swaps and the offsetting changes in fair value of the Convertible Notes are recognized in other income (expense).

The notional amount of the Swaps was $477.5 million, representing 100% of the outstanding Convertible Notes, the hedged item. The Company received fixed payments equal to 5% of the notional amount, payable on April 1st and October 1st starting on October 1, 2002. In exchange, the Company paid floating rate payments equal to the 3-month London InterBank Offered Rate (LIBOR) plus 40% multiplied by the notional amount of the Swaps.

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

On August 13, 2002, the Company terminated the Swaps realizing cash proceeds of approximately $20.3 million including accrued interest receivable. The gain of approximately $17.4 million was recorded as an adjustment to the carrying value of the notes, and will be amortized with periodic credits to interest expense over the remaining term of the Convertible Notes. The Company also entered into a new interest rate swap agreement (the new Swap) with a notional amount of $477.5 million, representing 100% of the outstanding Convertible Notes, the hedged item. The new Swap, which was entered into with one of the two original parties, has identical terms to the previous Swap with that party, except as to the variable interest rate to be paid by the Company. Under the new Swap, the Company paid floating rate payments equal to the 3-month LIBOR plus 1.45% or 3.223% on August 13, 2002.

In October 2002, the Company terminated the new Swap realizing cash proceeds of approximately $5.1 million, including accrued interest receivable. The resulting gain of $4.4 million was recorded as an adjustment to the carrying value of the notes, and will be amortized with periodic credits to interest expense over the remaining term of the Convertible Notes. Upon termination of the Swap in October 2002, the collateral was returned to the Company and will no longer be considered restricted cash in other long-term assets. The Company did not choose to re-enter into a new swap agreement given the current volatility in interest rates. The Convertible Notes were cancelled on January 2, 2004 upon our emergence from Chapter 11 bankruptcy.

Other

At December 31, 2003, the Company has capital leases of $335,000. These borrowings have interest rates ranging from 7.3% to 9.8% and require periodic principal and interest payments through 2003.

Note 11—Commitments and Contingencies:

On January 16, 2004, certain of Redback’s current and former officers and directors were named as defendants in a putative shareholder derivative complaint filed in the Superior Court of the State of California for the County of San Mateo. The complaint, captioned Pamela Plotkin, Derivatively on Behalf of Redback Networks, Inc., v. Kevin A. DeNuccio, et al., purports to allege violations of California Corporations Code § 25402, breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets by the various defendants in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaint seeks damages in an unspecified amount, equitable relief, restitution and costs, purportedly on behalf of the Company. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in this action against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the complaints.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of Redback’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of Redback’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Qwest Communications International, Inc. The complaints seek damages in an unspecified amount. Motions for appointment of lead plaintiff were scheduled to be heard on February 23, 2004. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the complaints.

As disclosed in Note 1 to the consolidated financial statements, on November 3, 2003, the Company voluntarily filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed with the United States bankruptcy court for the District of Delaware. The Company filed its schedules and statement of financial affairs with the bankruptcy court on or about November 5, 2003. The schedules identify certain creditors who may hold claims against the Company. In addition, certain parties have filed in the bankruptcy court proofs of claim against the Company. These proofs of claim are reflected in the claims register maintained by the Altman Group, Debtor’s bankruptcy court-appointed claims and balloting agent. The bankruptcy court fixed December 8, 2003 as the deadline for all creditors (excluding “Governmental Units,” as that term is defined in the Bankruptcy Code) to file proofs of claim against the Company. The bar date by which Governmental Units must file proofs of claim, if any, against the Company is May 6, 2004. The Company is currently examining the claims asserted against it in its Chapter 11 case. Claims that are deemed allowed pursuant to the Plan, which was approved by the bankruptcy court on December 22, 2003, were treated in accordance with the provisions thereof. To the extent that the Company disputes any of the claims asserted against it, the Company may file an objection to such claim consistent with the procedures set forth in the Plan or with any order entered by the bankruptcy court. The Company may file an objection to any claim with the bankruptcy court not later than the later of (a) ninety (90) days after the date on which the Plan became effective (i.e. January 2, 2004) or (b) sixty (60) days after a proof of claim is filed with the bankruptcy court. The petition affected only the Company’s U.S. corporate parent and did not include any of its subsidiaries.

As previously disclosed, on September 29, 2003, CarrAmerica Realty Corporation (Carr), one of the Company’s landlords, had commenced legal action against the Company in the Superior Court of Santa Clara County, California relating to an alleged breach of a lease for real property leased by Redback in San Jose, California. The Company will resolve this matter pursuant to the bankruptcy proceeding.

In July 2001, plaintiffs filed a shareholder class action lawsuit against the Company and its former officers in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how the Company’s underwriters of its initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of the plaintiffs and the Company to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against the Company and its current and former officers and directors, as well as certain underwriters involved in the Company’s initial public offering. Similar complaints were filed concerning more than 300 other IPOs. All of these cases have been consolidated as In re Public Offering Securities Litigation, 21 MC 92. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to the individual defendants in the Company’s IPO litigation, without prejudice, subject to a tolling agreement. On February 19, 2003, the Court denied the motion to dismiss the claims against the Company. Settlement discussions on behalf of the named defendants resulted in a final settlement memorandum of understanding with the plaintiffs in the case and Company’s insurance carriers. The underwriters are not parties to the proposed settlement. As of June 30, 2003, the Company has tentatively agreed to this settlement, provided that substantially all of the other defendants agree to the memorandum of understanding. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement. It is currently anticipated that the settlement will be finalized by late 2004. The settlement is still subject to a number of conditions, including approval of the court.

While the Company currently believes that the ultimate resolution of these unresolved matters will not have a material adverse impact on their financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and their view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company is unable to determine what potential losses they may incur if these matters were to have an unfavorable outcome.

Inventory Commitments

In addition to amounts accrued in the consolidated financial statements, the Company has future commitments for inventory of approximately $11.6 million as of December 31, 2003.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2012 and 2004, respectively. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for 2003, 2002 and 2001 was $7.5 million, $9.0 million and $16.5 million, respectively. As part of the Plan, the Company rejected all US based operating leases. (See Notes 1 and 15 to the consolidated financial statements for further discussion).

Gross future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Year Ended December 31,
2004	$340	$19,667
2005	—	16,540
2006	—	15,761
2007	—	15,950
2008 and thereafter	—	49,691

Total minimum lease payments	$340	$117,609

Less: Amount representing interest	5

Present value of capital lease obligations, all current	$335

Note 12—Stockholders’ Equity (Deficit):

Common Stock

At December 31, 2003 and 2002, there were approximately 1.2 million and 2.7 million shares of common stock outstanding, respectively, subject to repurchase at the original purchase or option exercise price in the event that the service of the purchaser or optionee terminates for any reason. The Company’s repurchase right generally lapses as the purchaser or optionee performs services over a four-year period. The right generally lapses with respect to one-quarter of the shares after 12 months of service and with respect to 1/48 of the shares each month thereafter. In certain cases, the right of repurchase lapses on an accelerated basis in the event of a change in control. The shares generally are not transferable and are held in escrow while they remain subject to the Company’s right of repurchase. The Company has repurchased approximately 355,000 and 475,000 shares of its common stock during 2003 and 2002, respectively, from terminated employees under the terms of the original agreements. These numbers do not give effect to the reverse stock split of the Company’s common stock that occurred January 2, 2004 pursuant to the Plan.

Preferred Share Purchase Right

On June 12, 2001, the Board of Directors approved a dividend distribution of one Preferred Share Purchase Right (a Right) on each outstanding share of its common stock. The Rights become exercisable, at an initial exercise price of $83.28, if a person or group acquires 15 percent or more, or announces a tender offer for 15 percent or more, of the common stock. Each Right entitles its holder to purchase a number of shares of common stock having a market value at that time of twice the Right’s exercise price. Rights held by the Acquiring Person will become void. If the Company is acquired in a merger or other business combination transaction after a person acquires 15 percent or more of the Company’s common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the Right’s exercise price. The Company may redeem the Rights at $.0001 per Right at any time. The dividend was distributed on July 15, 2001 to shareholders of record on June 27, 2001 and no amount was recorded in the consolidated financial statements for this dividend. The Rights will expire in ten years from the date of issuance.

Warrants

Warrants to purchase approximately 136,000 shares of common stock with an average exercise price of $4.34 remain outstanding at December 31, 2003. All of these warrants were terminated pursuant to the Plan effective January 2, 2004. New warrants were issued after January 2, 2004. (See Note 15 to the consolidated financial statements for further discussion).

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Plans

As of December 31, 2003, the Company’s 2001 Employee Option Plan (2001 Plan), 1999 Stock Incentive Plan (1999 Plan), and the 1997 Stock Plan (1997 Plan) allowed for the issuance of up to approximately 92.9 million shares of common stock. The 1999 Plan allows grants of incentive stock options, non-qualified stock options and restricted stock to employees, non-employee board members and consultants. As provided in the Plan, the 1999 Plan was assumed by the Company in the bankruptcy and the 2001 Plan and the 1997 Plan were not assumed by the Company in the bankruptcy. As provided in the Plan, the underlying shares of these options in these plans were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them. As provided in the Plan, on January 2, 2004, 10,975,610 shares of common stock were reserved for issuance under the 1999 Plan.

In January 2001, the Company adopted the 2001 Plan and had reserved 4.5 million shares of common stock for issuance under this Plan. The 2001 Plan allowed grants of non-qualified options to employees, other than officers. This plan was not subject to shareholder approval. The 2001 Plan was not assumed by the Company upon exiting the bankruptcy and all outstanding options were cancelled.

In August 2000, the Company adopted the Redback Employee Patent Awards Program (Patent Plan) as part of the 1999 Plan. During 2002, approximately 493,000 stock options were granted the Patent Plan. No other stock options have been granted under the Patent Plan. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

Options under the plans may be granted for periods of up to ten years and at prices no less than 30% of the fair value of the shares on the date of grant, provided, however, that (i) the exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% and 30% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an incentive stock option and non-qualified stock option granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees on January 3, 2004 vest over three years. However, options generally vest over four years. (See Note 15 to the consolidated financial statements.)

As of December 31, 2003, the Company’s 1999 Directors’ Option Plan allowed for the issuance of up to approximately 2.5 million shares including 240,000 additional shares that became available for issuance through this plan’s automatic annual increase provision in January 2003. The shares available for issuance under this plan were subject to the approximate 73 to 1 reverse stock split that occurred as part of the Plan.

The following table presents activity under all of the Company’s stock option plans (in thousands, except average exercise price):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price
Balance at December 31, 2000	28,119	58.08
Options granted	48,546	11.18
Options exercised	(4,262)	15.32
Options cancelled	(38,898)	50.05

Balance at December 31, 2001	33,505	6.87
Options granted	9,863	2.09
Options exercised	(508)	1.44
Options cancelled	(6,623)	7.74

Balance at December 31, 2002	36,237	$5.51
Options granted	1,908	0.67
Options exercised	(284)	0.29
Options cancelled	(9,071)	4.91

Balance at December 31, 2003	28,790	$5.43

There were 32.5 million, 25.0 million and 17.5 million shares available for grant at December 31, 2003, 2002 and 2001, respectively.

	Options Outstanding at December 31, 2003			Options Exercisable at December 31, 2003
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.08 - $ 1.50	7,543	8.4 years	$1.19	2,880	$1.26
$1.52 - $ 3.50	2,829	6.2 years	2.68	2,197	2.65
$3.60 - $ 3.60	5,770	2.8 years	3.60	3,732	3.60
$3.76 - $ 4.04	2,398	4.7 years	4.00	1,441	4.02
$4.08 - $163.63	10,250	7.0 years	10.68	8,285	11.78

	28,790	6.3 years	$5.43	18,535	$6.82

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other equity grants

In 2001, the Company issued options to purchase a total of 7.5 million shares of common stock to two executive officers at the exercise price of $4.17 per share, which was the fair market value on the date of grant, outside of the Company’s option plans. These options were outstanding as of December 31, 2003. These options vested as follows: 1.0 million over four years and 6.5 million over three years. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

In 2001, the Company awarded 500,000 restricted shares to an executive officer of the Company. The 500,000 restricted shares were subject to a one year right of forfeiture. The right of forfeiture lapsed and the shares became unrestricted at the rate of 1/12 per month. At December 31, 2003, the restricted shares are fully vested. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

Subsequent to the Company’s emergence from bankruptcy, the Company has granted options to purchase shares of its common stock.

Employee stock purchase plan

As of December 31, 2003, the Company’s 1999 Employee Stock Purchase Plan (Purchase Plan) allowed for the issuance of approximately 6.0 million shares of the Company’s common stock. Eligible employees can have up to 15% of their earnings withheld, up to a maximum of 4,000 shares semi-annually, to be used to purchase shares of the Company’s common stock on every October 31 and April 30. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During 2003 and 2002, approximately 1.1 million and 2.5 million shares were purchased at average per share prices of $0.42 and $1.22, respectively. The Purchase Plan was suspended when the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 2003. The Company assumed the Purchase Plan in the bankruptcy and pursuant to the Plan, it was subject to the 73 to 1 reverse stock split. Pursuant to the Plan, 1,500,000 shares of the Company’s common stock were reserved for issuance to the Purchase Plan on a going forward basis. The Purchase Plan reinstated on January 16, 2004 and the Company established an abbreviated purchase period running through April 30, 2004. Thereafter, the Purchase Plan period will return to the normal six-month period with purchases every October 31 and April 30 of each year.

Key employee program

On January 22, 2001, Redback granted options to acquire approximately 5.1 million shares to employees at $40 per share under the 1999 and 2001 Plans. The Company provided certain of those employees with the choice of keeping the award or canceling the award, along with certain other awards, including all awards during the preceding six months, in return for a future grant to be made at least six months from date of cancellation. The employee elections were made prior to March 3, 2001. The replacement grant for a total of approximately 1.9 million shares was made on September 4, 2001. The exercise price for the options of $4.04 was the closing price for the Company’s common stock on September 4, 2001. To be eligible for the grant in September, an employee must have provided continuous service to the Company through September 4, 2001. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

Salary for stock option program

On July 30, 2001, the Company announced a plan to reduce the salaries of its executives, and certain other employees who elect to participate by 10%-25% in exchange for stock options issued under terms pursuant to the program. The salary reduction was effective between August 16, 2001 and March 31, 2002. The number of options issued was determined by dividing the salary reduction amount by an amount equal to two thirds of the market price of the Company’s stock at the date of the grant. The exercise price of the options was one third of that market price. Employees leaving the Company voluntarily before August 16, 2002 forfeited the options and did not receive reimbursement of the salary reduction. The Company recorded deferred stock compensation of approximate $873,000, representing the difference between the exercise price of the options and the fair market value of the Company’s stock on the date the options were granted. The deferred stock compensation was amortized to expense over the one-year

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vesting period. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

Stock option replacement program

On August 8, 2001, the Board of Directors approved a voluntary stock option replacement program in which eligible employees were offered the opportunity to replace certain outstanding stock options to purchase shares of the Company’s common stock that were granted before August 1, 2001 and which had an exercise price of more than $6.50 per share with new non-qualified stock options to be granted under the Company’s 1999 Stock Incentive Plan, as amended. Members of the Board of Directors were not eligible to participate in the program. The Company commenced the offer on September 6, 2001 and the offer expired on October 12, 2001. The new options were granted on October 15, 2001. The number of shares subject to the new options granted to each eligible participating employee was determined according to the exercise price of the options tendered. The replacement ratios were as follows: (i) an old option to purchase stock with an exercise price of $40.00 per share or less was replaced with a new option for the same number of shares; (ii) an old option to purchase stock with an exercise price between $40.01 per share and $80.00 per share was replaced with a new option equal to one (1) share for every five (5) shares covered by the old option; and (iii) an old option to purchase stock with an exercise price above $80.00 per share was replaced with a new option equal to one (1) share for every ten (10) shares covered by the old option. For executive officers who participated in the offer, the exercise price of the new options is $4.17 per share, and for non-executive officer employees who participated in the offer, the exercise price of the new options is $3.60 per share. In addition, the term of each new option is for a maximum of five years, and the vesting start date for each new option is August 8, 2001. The type of vesting schedule (i.e. 48 month, 12 month, etc.) of each new option is the same type as that of the old option it replaced. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

Pursuant to the terms and conditions of the offer, a total of 737 eligible optionees participated in the program. The Company accepted for cancellation options to purchase approximately 21.1 million shares of common stock, and granted new options to purchase approximately 14.2 million shares of common stock. The program results in variable accounting treatment for all of the options subject to the offer, as well as for certain options granted in the six month periods prior to and following the exchange. The related stock compensation expense fluctuated based on a number of factors including changes in quoted prices for the Company’s common stock and actual vesting, exercises, forfeitures and cancellations. To date, such stock-based compensation expense has not been significant. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value disclosures

The weighted average fair value of options granted were as follows (See also Note 1 to the consolidated financial statements):

	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Year Ended December 31, 2003
Exercise price equal to market value	$0.67	$0.63
Exercise price less than market value	$0.00	$0.00
Year Ended December 31, 2002
Exercise price equal to market value	$1.87	$1.35
Exercise price less than market value	$3.98	$3.43
Year Ended December 31, 2001
Exercise price greater than market value	$4.21	$1.88
Exercise price equal to market value	$11.65	$6.77
Exercise price less than market value	$0.73	$4.72

Deferred Stock Compensation

In the year ended December 31, 2003, the Company did not record deferred stock compensation. In the years ended December 31, 2002 and 2001, the Company recorded deferred stock compensation of $1.4 million and $3.8 million, respectively, related to the issuance of stock options and restricted shares at prices below fair market value. In addition, the Company recorded deferred stock compensation of $668,000 in the acquisition of Merlin in 2001. In the years ended December 2003, 2002, and 2001 the Company also eliminated unamortized deferred stock compensation related to terminated employees in the amount of $14,000, $3.6 million, and $5.0 million, respectively. Deferred stock compensation is being amortized to expense over the vesting period.

Note 13—Employee Benefit Plan:

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions made by the Company are determined annually by the Board of Directors. The Company match was approximately $718,000 in 2001. There have been no matching contributions in any other periods presented.

Note 14—Segment Information:

Net revenue and net long-lived assets classified by major geographic areas in which the Company operates were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net revenue:
North America	$41,247	$62,626	$142,255
Europe	43,242	30,600	45,003
Asia-Pacific	22,983	31,070	39,617
Other	11	1,333	658

Total	$107,483	$125,629	$227,533

	December 31,
	2003	2002
Net long-lived assets:
United States	$458,430	$492,971
Canada	1,120	3,384
Other	804	1,220

Total	$460,354	$497,575

Product sales to customers in France and the United Kingdom represented 12% and 11%, respectively, of total revenue in 2003. Company’s total net revenue during the year ended December 31, 2003. Product sales to customers in Japan represented 10% of the

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s total net revenue during the year ended December 31, 2002. France represented 10% of the Company’s total net revenue during the year ended December 31, 2001. Long-lived assets represent goodwill, intangibles, and property and equipment. No single country outside of the United States represented more than 10% of the Company’s total net long-lived assets as of December 31, 2003. Other than Canada, no single country outside of the United States represented more than 10% of the Company’s total net long-lived assets as of December 31, 2002.

The Company’s products are grouped into two product segments: SMS and SmartEdge product lines. The SMS product line includes SMS 500, SMS 1800, SMS 1800 SL, SMS 10000, and SMS 10000 SL products. The SmartEdge product line includes the SmartEdge router and Smart Edge Service Gateway products.

The SMS product line contributed revenue of $72.1 million, $81.6 million and $134.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. The SmartEdge product line contributed revenue of $13.6 million, $22.0 million, and $69.9 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 15—Subsequent Events:

Emergence from bankruptcy and pro forma balance sheet

On November 3, 2003, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court, District of Delaware and filed the Plan on that same date. The Company’s subsidiaries did not follow the parent company into bankruptcy. On December 22, 2003, the bankruptcy court entered an order confirming the Plan. The Company emerged from bankruptcy on the effective date of the Plan, January 2, 2004. Thus, in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the AICPA, the Company adopted fresh-start reporting effective January 2, 2004 and has reflected the effects of the adoption in the unaudited pro forma condensed consolidated balance sheet as of December 31, 2003 included below. Fresh-start reporting requires the recording of assets and liabilities at fair value, and stockholders’ equity based on the reorganization value. Accordingly, the December 31, 2003 unaudited pro forma condensed consolidated balance sheet included below is not comparable to the December 31, 2003 and 2002 consolidated balance sheets because it is, in effect, that of a new entity.

The following unaudited pro forma condensed consolidated balance sheet for the year ended December 31, 2003 has been derived by the application of pro forma adjustments to our historical consolidated financial statements included in this annual report. The unaudited pro forma condensed consolidated balance sheet as of December 31, 2003 gives effect to the Plan as if it had occurred on the date of the consolidated balance sheet. The unaudited pro forma condensed consolidated balance sheet is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the Plan occurred at the beginning of the periods presented, nor is it indicative of our future financial position or results of operations.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2003

(in thousands)

	Historical	Adjustments		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$20,519	$585	(A)	$21,104
Restricted cash and investments	955	—		955
Accounts receivable, net	12,529	—		12,529
Inventories	6,376	—		6,376
Other current assets	6,043	(999)	(B)	5,044

Total current assets	46,422	(414)		46,008
Property and equipment, net	28,149	(8,197)	(B)	19,952
Goodwill	431,742	(431,742)	(B)	—
Reorganization value in excess of amounts allocable to identifiable assets	—	147,072	(B)	147,072
Other intangible assets, net	463	(463)	(B)	76,900
		58,300	(B)
		18,600	(B)
Other assets	2,816	(1,847)	(B)	969

Total assets	$509,592	$(218,691)		$290,901

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$335	$—		$335
Accounts payable	19,285	—		19,285
Accrued liabilities	22,575	1,539	(C)	24,114
Deferred revenue	7,167	—		7,167

Total current liabilities	49,362	1,539		50,901

Total liabilities not subject to compromise	49,362			50,901
Liabilities subject to compromise	564,336	(71,164)	(A)	—
		(2,257)	(B)
		(490,915)	(D)

Total liabilities	613,698	(562,797)		50,901
Stockholder’ s equity (deficit):
Common stock	5,376,547	(5,963,271)	(B)	240,000
		490,915	(D)
		335,809	(E)
Deferred stock-based compensation	(902)	902	(B)	—
Notes receivable from stockholders	(15)	15	(B)	—
Accumulated other comprehensive loss	(26,096)	26,096	(B)	—
Accumulated deficit	(5,453,640)	71,749	(A)	—
		5,719,239	(B)
		(1,539)	(C)
		(335,809)	(E)

Total stockholders’ equity (deficit):	(104,106)	344,106		240,000

Total liabilities and stockholders’ equity (deficit)	$509,592	$(218,691)		$290,901

(A)	To reflect a cash receipt and a reduction of lease deposits of $585,000 and $7.5 million, respectively, reversal of operating lease-related restructuring charges of $75.2 million, and a reversal of deferred rent and other lease related liabilities of $4.1 million.

(B)	To reflect the recast of the Company’s balance sheet using current fair market values under “fresh-start” accounting. This recasted balance sheet is based on the reorganization value of $240 million, combined with additional assumptions regarding fair values of property and equipment, additional liabilities associated with the bankruptcy proceedings, reduction of lease liabilities, and the recording of identifiable intangible assets (core technology and product technology) (in thousands):

Amounts
Current assets	$46,008
Property and equipment	19,952
Reorganization value in excess of amounts allocable to identifiable assets	147,072
Core technology	58,300
Product technology	18,600
Other assets	969
Current liabilities	(50,901)

Stockholder’s equity	$240,000

The reorganization value of $240.0 million represents the amount of resources available for the satisfaction of post petition liabilities and allowed claims, as negotiated between the Company, the creditors and the holders of equity interests.

(C)	To reflect the estimated cost of the Plan related primarily to professional fees of $1.5 million.

(D)	To reflect the impact of the exchange of the Convertible Notes for common stock of $490.9 million as an increase in common stock, $484.4 million as a reduction of Convertible Notes, $7.1 million to reverse the unamortized balance of the note issuance costs and the reversal of accrued interest of $13.7 million.

REDBACK NETWORKS INC.

(Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(E)	In accordance with Statement of Accounting Standards (SFAS) No. 84, “Induced Conversions of Convertible Debt, an amendment of Accounting Principles Board Opinion No. 26,” the Company is required to recognize an expense equal to the fair value of all securities or the reconsideration transferred to the holders of Convertible Notes in the Plan in excess of the fair value of securities issuable pursuant to the original conversion terms. In accordance with the original conversion terms of the Convertible Notes, the fair value of common stock issuable upon conversion was approximately $221,000 as of December 31, 2003, based on an estimated entity valuation of $420.0 million, as compared to the fair value of common stock issuable under the Plan of approximately $314.4 million, resulting in an induced conversion charge of approximately $314.2 million. For purposes of unaudited pro forma condensed consolidated financial statements under the Plan, the Company has used an estimated entity value of $420.0 million as the basis for determining the fair value of common stock issuable upon the exchange of notes, as determined with the assistance of an independent valuation consulting firm, as opposed to using the Company’s current market capitalization. As part of the Plan, the Company issued to its stockholders prior to the effectiveness of the Plan warrants exercisable for approximately 2.6 million shares of its common stock at an exercise price of $5.00 per share and warrants exercisable for approximately 2.8 million shares of its common stock at an exercise price of $9.50 per share. The warrants have an exercise period of 7 years. The fair value of the warrants, which is expected to be recorded as an expense in the statement of operations, is estimated to be approximately $21.6 million as determined by the Company, with the assistance of an independent valuation consulting firm.

Technology Crossover Ventures equity investment

In January 2004, Technology Crossover Ventures (TCV) invested in 651,749 shares of the Company’s redeemable convertible Series B preferred stock (Preferred Stock) totaling $30 million. TCV also received warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. These warrants have a term of seven years. The Preferred Stock is convertible into the Company’s common stock at a one for ten ratio at any time at the option of the holders. In addition, the Preferred Stock will automatically convert into shares of common stock after one year if the common stock trades at a minimum price of $13.81 for 90 consecutive days. The holders of Preferred Stock have the right to vote with the common stockholders or as a separate class depending on the circumstances. In the event of a sale, liquidation, or dissolution of the Company, the holders of Preferred Stock are entitled to be paid in cash equal to the original price and all accrued or unpaid dividends. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at the Company’s option, subject to certain conditions. If the Company declares a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV will be allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Opinion No 14. This allocation creates beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the preferred stock and the fair value of the Company’s common stock at the time of issuance of the preferred stock. The beneficial conversion feature will result on a one-time deemed dividend to the holders of preferred stock of approximately $16.7 million in the first quarter of 2004.

Issuance of options and deferred stock compensation expense

Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them. Options were then granted to substantially all of the employees on January 3, 2004, at an exercise price of $4.60 per share. The options vest over a three year period. Deferred compensation totaling $28.2 million will be recorded in fiscal 2004 and amortized over the vesting period of the options under an acceleration method.

Restructuring lease and issuance of warrants

In connection with the Company’s emergence from bankruptcy, the Company entered into a new real property lease with CTC Associates II, L.P., or CTC, covering the Company’s principal corporate headquarters in San Jose, California and the Company granted CTC a warrant to purchase 677,452 shares of the Company’s common stock at an exercise price of $5.00 per share and a warrant to purchase 677,452 shares of the Company’s common stock at an exercise price of $9.50 per share. The fair value of the warrants were determined by the Company, with the assistance of an independent valuation consulting firm, to be $5.4 million. The Company will record the fair value as prepaid rent amortized as rental expense over the lease term.

Silicon Valley Bank

On March 10, 2004, the Company entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on June 30, 2005. The agreement provides that borrowings under the facility would be secured by substantially all of Redback’s assets. The proceeds of the line of credit will be used to maintain a letter of credit with Jabil Circuit, Inc., the Company’s contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. The Company is required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, additional payment of fees, and additional conditions set forth in the agreement for continued availability. As of March 15, 2004, there were no amounts outstanding under the agreement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT

(in thousands)

Allowance for Doubtful Accounts

For the Year Ended:	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Deductions	Balance at End of Period
December 31, 2001	$2,889	$5,676	$2,723	$5,842
December 31, 2002	5,842	354	2,934	3,262
December 31, 2003	3,262	(750)	525	1,987

SUPPLEMENTARY FINANCIAL DATA (Unaudited)

(in thousands, except per share amounts)

	For the three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenue	$40,572	$40,067	$17,407	$27,583	$29,490	$22,234	$27,359	$28,400
Gross profit (loss)	15,736	(8,274)	(12,806)	9,675	11,947	8,912	17,703	14,666
Net loss	(34,701)	(65,105)	(52,886)	(34,232)	(24,868)	(51,027)	(18,088)	(24,866)
Net loss per basic and diluted share	$(0.23)	$(0.40)	$(0.30)	$(0.20)	$(0.14)	$(0.28)	$(0.10)	$(0.14)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-14(c) and 15d-14(c)) at the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

The Company’s Proxy Statement for its Annual Meeting of Stockholders, to be held on May 12, 2004, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 13 and 14), except for the information with respect to the Company’s executive officers who are not directors, which is included in Part I of this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003. Footnote (5) to the table sets forth the total number of shares of our common stock issuable upon exercise of options, as of December 31, 2003, granted pursuant to equity compensation plans that we assumed in connection with acquisitions, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans. The numbers below do not reflect the implementation of our Plan, which became effective on January 2, 2004.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	20,708,100	(3)	$15.97	35,872,797	(4)
Equity compensation plans not approved by security holders (2)	7,500,000		$4.17	177,381

(1)	These plans include the 1997 Stock Plan, 1999 Plan, the 1999 Directors’ Option Plan and the the Purchase Plan. The 1997 Stock Plan was not assumed by the Company pursuant to the Plan.

(2)	Includes the 2001 Employee Option Plan and individual compensation arrangements with two of our executive officers pursuant to which we granted options to purchase an aggregate of 7,500,000 shares of common stock outside of the equity compensation plans referenced in this table. Please see the description of the 2001 Plan and the individual compensation arrangements in Note 12 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference. The 2001 Plan was not assumed by the Company pursuant to the Plan.

(3)	Excludes purchase rights accruing under the Purchase Plan, which has a reserve of 6,000,000 shares.

(4)	Consists of shares available for future issuance under the equity compensation plans approved by security holders, including 6,000,000 shares of common stock available for issuance under the Purchase Plan. Pursuant to the Plan, the number of shares available for issuance under the Purchase Plan is 1,500,000 as of January 2, 2004.

(5)	The table does not include information for equity compensation plans assumed by us in mergers and acquisitions. A total of 278,725 shares of common stock were issuable upon exercise of options granted under plans assumed by us and are outstanding as of December 31, 2003. The weighted average exercise price of those outstanding options is $11.73 per share. No additional options may be granted under the assumed plans. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after we emerged from bankruptcy. In addition, the options were cancelled when we emerged from bankruptcy on January 2, 2004

The Company’s Proxy Statement for its Annual Meeting of Stockholders, to be held on May 12, 2004, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company’s executive officers who are not directors, which is included in Part I of this annual report.

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

(a)(3) Exhibits:

Exhibit Number	Description

2.1	Prepackaged Plan of Reorganization of Redback Networks, Inc. dated November 3, 2003 (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

2.2	Order Confirming Prepackaged Plan of Reorganization of Redback Networks Inc. Under Chapter 11 of the Bankruptcy Code (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2004).

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on May 15, 2001).

3.3	Certificate of Designation of the Series B Convertible Preferred Stock of Redback Networks Inc. BV (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on January 12, 2004).

4.1	Rights Agreement, dated as of June 12, 2001, as amended on May 21, 2002, October 2, 2003 and January 5, 2004, between Redback Networks Inc., and US Stock Transfer Corporation, as Rights Agent (which is incorporated herein by reference to (i) Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2001; (ii) Exhibit 4.2 of the Registrant’s Form 8-A/A filed on May 31, 2002; (iii) Exhibit 4.3 of the Registrant’s Form 8-A/A filed on October 2, 2003; and (iv) Exhibit 4.4 of the Registrant’s Form 8-A/A filed on January 12, 2004).

4.2	Investor’s Rights Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2002).

4.3	Form of Redback Networks Inc. Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.10 of the Registrant’s Form S-4 filed on August 22, 2003 (File No. 333-108170), as amended).

4.4	Form of Series B Preferred Stock Certificate of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on January 12, 2004).

4.5	Form of Warrant to Purchase Common Stock of Redback Networks Inc., issued to TCV IV, L.P. and TCV IV Strategic Partners, L.P. on the Closing Date (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on January 12, 2004).

4.6	Investor Rights Agreement, dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on January 12, 2004).

4.7	Securities Purchase Agreement, dated January 2, 2003, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 12, 2004).

4.8(1)	Form of $5.00 Warrant to Purchase Common Stock of Redback Networks Inc.

4.9(1)	Form of $9.50 Warrant to Purchase Common Stock of Redback Networks Inc.

10.1	Employment Agreement between Redback Networks Inc. and Kevin A. DeNuccio, dated August 17, 2001 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2001).

10.2	Redback Networks Inc. 1999 Stock Incentive Plan Notice of Restricted Stock Award to Kevin A. DeNuccio dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.3	Employment Agreement between Redback Networks Inc. and Georges Antoun, dated August 22, 2001 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.4	Employment Agreement between Redback Networks Inc. and Joel Arnold, dated December 17, 2001 (which is incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.5	Employment Agreement between Redback Networks Inc. and Thomas L. Cronan III dated January 15, 2003 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

Exhibit Number	Description

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

10.7	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Exhibit (a)(7) of the Registrant’s Tender Offer Statement on Schedule TO, filed on September 6, 2001 (File No. 005-57129), as amended).

10.8	Redback Networks Inc. 1999 Directors’ Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 filed February 2, 2000 (File No. 333-95947), as amended).

10.9	Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-4 filed on February 2, 2000 (File No. 333-95947), as amended).

10.10(1)	Lease by and between CTC Associates II, LP and the Registrant, dated as of January 2, 2004.

10.11	Manufacturing Services Letter Agreement between Redback Networks Inc. and Jabil Circuit, Inc dated September 14, 2000 (which is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.12	Financing Agreement, dated as of November 12, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2003).

10.13(1)	Amendment Number One, dated December 3, 2003, to Financing Agreement by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under.

10.14(1)	Termination letter relating to Financing Agreement, dated as of November 12, 2003 and amended December 3, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under.

10.15(1)	Letter of Credit issued by Silicon Valley Bank on behalf of the Registrant, dated January 5, 2004.

10.16(1)	Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 10, 2004.

12.1(1)	Computation of the ratio of earnings to fixed charges.

21.1(1)	List of Subsidiaries.

23.1(1)	Consent of Independent Accountants.

31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith.

(b) Reports on Form 8-K

On October 2, 2003, the Registrant filed a Current Report on Form 8-K (Item 9 - Regulation FD Disclosure) to report that the Registrant received notice of the filing of a complaint against the Registrant by one of its landlords, CarrAmerica Realty Corporation, in Santa Clara County Superior Court seeking to accelerate approximately $2.6 million in rent payments, and other incidental damages. (The information in this report was furnished and was not deemed filed under applicable rules and regulations).

On October 15, 2003, the Registrant filed a Current Report on Form 8-K (Item 12 – Results of Operations and Financial Conditions) to report the announcement of certain financial results for the third fiscal quarter of 2003. (The information in this report was furnished and was not deemed filed under applicable rules and regulations).

On October 22, 2003, the Registrant filed a Current Report on Form 8-K (Item 5 – Other Events and Regulation FD Disclosure) to report (i) the announcement that it had entered into a commitment letter with an affiliate of Cerberus Partners, L.P. to obtain a Senior Secured Credit Facility for up to $30 million and (ii) information relating to its Nasdaq National Market listing status.

On November 4, 2003, the Registrant filed a Current Report on Form 8-K (Item 3 – Bankruptcy or Receivership; Item 5—Other Events) to report (i) the filing and announcement by the Registrant of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. bankruptcy court for the District of Delaware and (ii) that the minimum tender offer condition of the Registrant’s previously announced exchange offer was not satisfied.

On November 10, 2003, the Registrant filed a Current Report on Form 8-K (Item 9 - Regulation FD Disclosure) to report the announcement that the bankruptcy court had established a December 19, 2003 confirmation hearing for approval of the Registrant’s plan of reorganization. (The information in this report was furnished and was not deemed filed under applicable rules and regulations).

On November 17, 2003, the Registrant filed a Current Report on Form 8-K (Item 5 – Other Events) to report information relating to its Nasdaq National Market listing status.

On December 22, 2003, the Registrant filed a Current Report on Form 8-K (Items 3 and 5 – Bankruptcy or Receivership; Other Events) to report the announcement that the bankruptcy court for the District of Delaware had confirmed the Registrant’s plan of reorganization.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBACK NETWORKS INC. (REGISTRANT)

By:	/s/ Kevin A. DeNuccio

Kevin A. DeNuccio Director, Chief Executive Officer and President

March 15, 2004

Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ KEVIN A. DENUCCIO Kevin A. DeNuccio	Director, Chief Executive Officer and President	March 15, 2004

/S/ THOMAS L. CRONAN III Thomas L. Cronan III	Chief Financial Officer, Senior Vice President Of Finance and Administration (Principal Financial and Accounting Officer)	March 15, 2004

/S/ ROY D. BEHREN Roy D. Behren	Director	March 15, 2004

/S/ JOHN L. DREW John L. Drew	Director	March 15, 2004

/S/ DAVID C. FRIEZO David C. Friezo	Director	March 15, 2004

/S/ PAUL GIORDANO Paul Giordano	Director, Chairman of the Board	March 15, 2004

/S/ WILLIAM H. KURTZ William H. Kurtz	Director	March 15, 2004

/S/ DONALD J. LISTWIN Donald J. Listwin	Director	March 15, 2004