Form 10-Q
period 2004-03-31
REDBACK NETWORKS INC
filed 2004-05-10
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares outstanding of the Registrant’s Common Stock as of May 3, 2004 was 51,841,403 shares.

REDBACK NETWORKS INC.

FORM 10-Q

March 31, 2004

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2004, January 2, 2004, and December 31, 2003 (unaudited)	3

	Condensed Consolidated Statements of Operations for the period from January 3, 2004 through March 31, 2004, the period from January 1, 2004 through January 2, 2004, and the three months ended March 31, 2003 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the period from January 3, 2004 through March 31, 2004, the period from January 1, 2004 through January 2, 2004, and the three months ended March 31, 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 2.	Changes in Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits and Reports of Form 8-K	46

Signatures		50

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	March 31, 2004	January 2, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$42,029	$20,519	$20,519
Restricted cash and investments	955	955	955
Accounts receivable, less allowances of $0, $0 and $1,987	17,144	12,529	12,529
Inventories	5,638	6,376	6,376
Other current assets	7,205	5,044	6,043

Total current assets	72,971	45,423	46,422
Property and equipment, net	19,062	19,952	28,149
Goodwill	147,657	147,657	431,742
Other intangible assets, net	74,247	76,900	463
Other assets	3,890	969	2,816

Total assets	$317,827	$290,901	$509,592

Current liabilities:
Borrowings and capital lease obligations, current	$20	$335	$335
Accounts payable	18,099	19,285	19,285
Accrued liabilities	20,470	24,114	22,575
Deferred revenue	11,422	7,167	7,167

Total current liabilities	50,011	50,901	49,362
Other long-term liabilities	1,445	—	—

Total liabilities not subject to compromise	51,456	50,901	49,362
Liabilities subject to compromise (Note 9)	—	—	564,336

Total liabilities	51,456	50,901	613,698

Commitments and contingencies (Note 16)

Preferred Stock: $0.0001 par value; 10,000 shares authorized, 652 shares issued and outstanding	46,837	—	—

Stockholders’ equity (deficit):
Common Stock: $0.0001 par value; 750,001, 750,000, and 750,000 shares authorized, respectively; 51,818, 183,009 and 183,009 shares issued and outstanding, respectively	275,354	240,000	5,376,547
Deferred stock-based compensation	(22,664)	—	(902)
Notes receivable from stockholders	—	—	(15)
Accumulated other comprehensive loss	(137)	—	(26,096)
Accumulated deficit	(33,019)	—	(5,453,640)

Total stockholders’ equity (deficit)	219,534	240,000	(104,106)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$317,827	$290,901	$509,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	January 3 Through March 31, 2004	January 1 Through January 2, 2004	Three Months ended March 31, 2003
Product revenue	$25,480	$—	$22,920
Related party product revenue	—	—	1,769
Service revenue	4,686	—	4,801

Total revenue	30,166	—	29,490

Product cost of revenue (1)	11,968	—	12,572
Service cost of revenue (1)	1,846	—	3,339
Amortization	2,728	—	1,632

Total cost of revenue	16,542	—	17,543

Gross profit	13,624	—	11,947

Operating expenses:
Research and development (1)	11,912	—	18,551
Selling, general and administrative (1)	9,767	—	13,495
Reorganization items	2,787	—	—
Amortization of intangible assets	—	—	83
Stock-based compensation	5,287	—	363

Total operating expenses	29,753	—	32,492

Loss from operations	(16,129)	—	(20,545)

Other expense, net:
Interest and other income (expense), net	(15)	—	890
Interest expense	(54)	—	(5,213)
Release of restructuring liability upon termination of leases	—	71,164	—
Fresh-start adjustments	—	(218,691)	—
Induced conversion charge	—	(335,809)	—

Other expense, net	(69)	(483,336)	(4,323)

Loss before reorganization items	(16,198)	(483,336)	(24,868)
Reorganization items	—	(1,539)	—

Net loss before deemed dividend and accretion on preferred stock	(16,198)	(484,875)	(24,868)
Deemed dividend and accretion on preferred stock	(16,821)	—	—

Net loss attributable to common stockholders	$(33,019)	$(484,875)	$(24,868)

Net loss attributable to common stockholders per share—basic and diluted	$(0.64)	$(2.65)	$(0.14)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	51,373	183,009	179,695

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$358	$—	$—
Research and development	2,359	—	209
Selling, general and administrative	2,570	—	154

Total	$5,287	$—	$363

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Successor	Predecessor
	January 3 Through March 31,	January 1 Through January 2,	Three Months Ended March 31,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend and accretion on preferred stock	$(16,198)	$(484,875)	$(24,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of restructuring liability upon termination of leases	—	(71,164)	—
Fresh-start accounting adjustments	—	218,691	—
Induced conversion charge	—	335,809	—
Depreciation	2,310	—	9,279
Amortization of other intangible assets	2,653	—	1,716
Amortization of the fair value of warrants	479	—	—
Loss on disposal of property and equipment	20	—	—
Amortization of deferred swap gain	—	—	1,130
Stock-based compensation	5,287	—	363
Changes in assets and liabilities:
Accounts receivable, net	(4,615)	—	(2,006)
Inventories	(31)	—	(1,338)
Other assets	(295)	—	3,225
Accounts payable	(2,726)	—	(6,099)
Accrued liabilities	(333)	1,539	4,163
Deferred revenue	4,255	—	2,331
Other long-term liabilities	1,445	—	(1,654)

Net cash (used in) provided by operating activities	(7,749)	—	(13,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(647)	—	(1,466)
Purchases of short-term investments	—	—	(6,480)
Sales of short-term investments	—	—	33,240
Changes in restricted cash	—	—	(2,805)

Net cash (used in) provided by investing activities	(647)	—	22,489

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	146	—	62
Repurchases of Common Stock	—	—	(145)
Proceeds from issuance of redeemable convertible Preferred Stock	30,016	—	—
Proceeds from exercise of warrants	59	—	—
Principal payments on capital lease obligations and borrowings	(315)	—	(412)
Proceeds from bank borrowings, net	—	—	1,000

Net cash provided by financing activities	29,906	—	505

Net increase in cash and cash equivalents	21,510	—	9,236
Cash and cash equivalents at beginning of period	20,519	20,519	22,995

Cash and cash equivalents at end of period	$42,029	$20,519	$32,231

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$54	$—	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of the Company and Summary of Significant Accounting Policies:

Based on worldwide market share by revenue for the Internet access and infrastructure segment, Redback Networks Inc. (Redback or the Company) is a leading provider of advanced telecommunications networking equipment. Redback enables carriers and service providers to deploy high-speed access and services to the Internet and corporate networks. Redback’s product lines, which consist of the SMS™ family of subscriber management systems and the SmartEdge® router and service gateway systems, combine networking hardware and software. These product families are designed to enable Redback’s customers to create regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the audited financial statements included in the Company’s 2003 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results for the entire fiscal year. Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company (sometimes referred to in this quarterly report as the Successor Company) adopted fresh-start reporting as defined in Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants (AICPA). In accordance with fresh-start reporting, the reorganization value of the Company was allocated to the emerging entity’s specific tangible and identified assets. Excess reorganization value, after this allocation, was reported as “reorganization value in excess of amounts allocable to identifiable intangible assets.” As a result of the adoption of such fresh-start reporting, the Company’s post-emergence financial statements of the Successor Company will not be comparable with the financial statements of the Company prior to its emergence from bankruptcy (sometimes referred to in this quarterly report as the Predecessor Company), including the historical financial statements included in this quarterly report. (See Notes 2 and 3 of the Notes to the condensed consolidated financial statements for further discussion).

Liquidity

To date, the Company has funded its operations largely through the issuance of debt and equity securities. However, the Company has incurred substantial losses and negative cash flows from operations since inception. For the period from January 3, 2004 through March 31, 2004, the Company incurred a loss from operations of $16.1 million and negative cash flows from operations of $7.7 million. Management expects operating losses and negative cash flows to continue for at least the next 6 to 12 months. Management believes that its current cash and cash equivalent balances of $42.0 million are sufficient to meet its working capital requirements for at least the next 12 months. However, failure to generate sufficient revenue, potentially raising additional capital, or reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended longer term business objectives. In addition, revenue generated from the sale of its products and services may not increase to a level that exceeds its operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company may continue to incur negative cash flow from operations.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Significant estimates made in preparing these condensed consolidated financial statements include restructuring reserves, allowances for doubtful accounts receivable and sales returns, warranty reserves, asset and investment impairments, net realizable value for inventories, and income tax valuation allowances. Actual results could differ from those estimates.

Warranty reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty are as follows (in thousands):

Warranty Reserves
Beginning balance at December 31, 2002 (Predecessor)	$2,304
Charges to costs and expenses	373
Warranty expenditures	(399)

Ending balance at March 31, 2003 (Predecessor)	$2,278

Beginning balance at December 31, 2003 (Predecessor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	—

Ending balance at January 2, 2004 (Predecessor)	$2,122

Beginning balance at January 2, 2004 (Successor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	(100)

Ending balance at March 31, 2004 (Successor)	$2,022

Significant Customers

During the period from January 3, 2004 through March 31, 2004, four customers accounted for 25%, 12%, 11%, and 10% of the Company’s total revenue. During the three months ended March 31, 2003, two customers accounted for 25% and 10% of the Company’s total revenue. Customers include both end-user customers and distributors. At March 31, 2004 five customers accounted for 16%, 13%, 12%, 11% and 10% of total accounts receivable. At March 31, 2003, four customers accounted for 13%, 12%, 11% and 10% of total accounts receivable.

Redeemable Convertible Preferred Stock

The carrying value of redeemable convertible Preferred Stock is adjusted by quarterly accretions for dividends payable, so that the carrying amount will equal the redemption amount at the earliest redemption date. These adjustments will be effected through charges against accumulated deficit.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss attributable to common stockholders and basic and diluted net loss attributable to common stockholders per share as if the fair value based method had been applied to all awards. For the period from January 3, 2004 through March 31, 2004, the period from January 1, 2004 through January 2, 2004, and the three months ended March 31, 2003, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Successor January 3, 2004 through March 31, 2004	Predecessor January 1 2004 through January 2, 2004	Predecessor Three months ended March 31, 2003
Net loss attributable to common stockholders:
As reported	$(33,019)	$(484,875)	$(24,868)
Add: Stock-based compensation expense included in reported net loss	5,287	—	363
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(7,178)	—	(8,683)

Pro forma	$(34,910)	$(484,875)	$(33,188)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.64)	$(2.65)	$(0.14)

Pro forma	$(0.68)	$(2.65)	$(0.18)

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, (EITF 03-06). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2—Emergence from Chapter 11 and the Plan of Reorganization

On November 3, 2003, the Company voluntarily filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed with the United States Bankruptcy Court for the District of Delaware and the Company submitted with the petition a prepackaged plan of reorganization (sometimes referred to in this quarterly report as the Plan). The petition affected only the Company’s U.S. corporate parent and did not include any of its subsidiaries.

The Plan was confirmed by the bankruptcy court on December 22, 2003 and provided for, among other things:

•	the cancellation of all of the Company’s outstanding Convertible Notes due in 2007 (referred to in this quarterly report as the Convertible Notes), in exchange for shares of the Company’s common stock;

•	the issuance of warrants exercisable for the Company’s common stock to the Company’s stockholders;

•	an approximate 73.39:1 reverse stock split of shares of the Company’s common stock; and

•	an increase in the number of shares reserved for issuance under the Company’s 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan;

•	the rejection of the Company’s domestic leases; and

•	the cancellation of all existing stock options and warrants.

The Company received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations as set forth in the relevant orders, which included the claims of specific trade creditors to a specified amount and employee wages and benefits in the ordinary course of business.

On January 2, 2004, the Company emerged from bankruptcy pursuant to the terms of the Plan.

As part of the Plan, the Company issued to the stockholders prior to the effectiveness of the Plan warrants exercisable for approximately 2.6 million shares of the Company’s common stock at an exercise price of $5.00 per share and warrants exercisable for approximately 2.8 million shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants have an exercise period of 7 years. The fair value of the warrants,

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which was recorded as an additional induced conversion charge in the statement of operations for the period from January 1, 2004 through January 2, 2004, is $21.6 million as determined by the Company, through established valuation techniques and based on a valuation performed by an independent third party.

In accordance with Statement of Accounting Standards (SFAS) No. 84, Induced Conversions of Convertible Debt, an amendment of Accounting Principles Board Opinion No. 26, the Company is required to recognize an expense equal to the fair value of all securities or the reconsideration transferred to the holders of Convertible Notes in the Plan in excess of the fair value of securities issuable pursuant to the original conversion terms. In accordance with the original conversion terms of the Convertible Notes, the fair value of common stock issuable upon conversion was approximately $221,000 as of January 2, 2004, based on an estimated entity valuation of $420.0 million, as compared to the fair value of common stock issued under the Plan of approximately $314.4 million, resulting in an induced conversion charge of approximately $314.2 million. The Company has used an estimated entity value of $420.0 million as the basis for determining the fair value of common stock issuable upon the exchange of notes, as determined through established valuation techniques and based on valuations performed by an independent third party.

Reorganization Items

Reorganization costs of $2.8 million and $1.5 million in the period from January 3, 2004 through March 31, 2004 and in the period from January 1, 2004 through January 2, 2004, respectively, included fees to professionals related to our financial restructuring, including Chapter 11 bankruptcy proceedings.

Note 3—Fresh-Start Reporting

The Company emerged from bankruptcy on the effective date of the Plan, January 2, 2004. Thus, in accordance with SOP 90-7, the reorganized Successor Company adopted fresh-start reporting effective January 2, 2004. Fresh-start reporting requires the recording of assets and liabilities at fair value, and stockholders’ equity based on the reorganization value.

SOP 90-7 requires the Company to establish a reorganization value upon the adoption of fresh-start reporting. The Company has used an equity value of $240.0 million as the basis for determining the value of stockholder’s equity following reorganization. Stockholders’ equity was valued based on the enterprise valuation (reflecting the value of the restructured debt and equity) agreed to between the Company and all classes of its creditors. The enterprise value was determined by the Company through established valuation techniques and based on a valuation performed by an independent third party. The reorganization value of $290 million, as determined by the combination of the equity value and liabilities, was then used as the basis for allocating amongst the Company’s identifiable assets in accordance with SOP 90-7.

As a result of the adoption of fresh-start reporting, the Company’s post-emergence Successor Company condensed consolidated financial statements are not comparable with its pre-emergence Predecessor Company condensed consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s emergence from the Chapter 11 bankruptcy proceeding and the adoption of fresh-start reporting resulted in the following adjustments to the Company’s unaudited condensed consolidated balance sheet as of January 2, 2004 (in thousands):

	Predecessor January 2, 2004	Reorganization and Fresh-start reporting adjustments			Successor January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,519	$—			$20,519
Restricted cash and investments	955	—			955
Accounts receivable, net	12,529	—			12,529
Inventories	6,376	—			6,376
Other current assets	6,043	(999)	(B	)	5,044

Total current assets	46,422	(999)			45,423
Property and equipment, net	28,149	(8,197)	(B	)	19,952
Goodwill	431,742	(431,742)	(B	)	—
Reorganization value in excess of amounts allocable to identifiable assets	—	147,657	(B	)	147,657
Other intangible assets, net	463	(463)	(B	)	76,900
		58,300	(B	)
		18,600	(B	)
Other assets	2,816	(1,847)	(B	)	969

Total assets	$509,592	$(218,691)			$290,901

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$335	$—			$335
Accounts payable	19,285	—			19,285
Accrued liabilities	22,575	1,539	(C	)	24,114
Deferred revenue	7,167	—			7,167

Total current liabilities	49,362	1,539			50,901

Total liabilities not subject to compromise	49,362	1,539			50,901
Liabilities subject to compromise	564,336	(2,257)	(B	)	—
		(490,915)	(D	)
		(71,164)	(A	)

Total liabilities	613,698	(562,797)			50,901
Stockholder’s equity (deficit):
Common stock	5,376,547	(5,963,271)	(B	)	240,000
		490,915	(D	)
		335,809	(E	)
Deferred stock-based compensation	(902)	902	(B	)	—
Notes receivable from stockholders	(15)	15	(B	)	—
Accumulated other comprehensive loss	(26,096)	26,096	(B	)	—
Accumulated deficit	(5,453,640)	71,164	(A	)	—
		5,719,824	(B	)
		(1,539)	(C	)
		(335,809)	(E	)

Total stockholders’ equity (deficit):	(104,106)	344,106			240,000

Total liabilities and stockholders’ equity (deficit)	$509,592	$(218,691)			$290,901

(A)	To reflect a reduction of lease deposits of $8.1 million, reversal of operating lease-related restructuring charges of $75.2 million, and a reversal of deferred rent and other lease related liabilities of $4.1 million.
(B)

To reflect the recast of the Company’s balance sheet using current fair market values under fresh-start accounting. This recasted balance sheet is based on the equity value of $240.0 million, combined with additional assumptions regarding

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair values of property and equipment, additional liabilities associated with the bankruptcy proceedings, reduction of lease liabilities, and the recording of identifiable intangible assets (core technology and product technology) determined through established valuation techniques and based on valuations performed by an independent third party (in thousands):

Predecessor January 2, 2004
Current assets	$45,423
Property and equipment	19,952
Reorganization value in excess of amounts allocable to identifiable assets	147,657
Core technology	58,300
Product technology	18,600
Other assets	969
Current liabilities	(50,901)

Stockholder’s equity	$240,000

As a result of recasting the balance sheet based on the reorganization value, the carrying values of the Predecessor Company’s goodwill, intangible and other assets, and property and equipment were reduced, recognizing fresh-start adjustments of $218.7 million in the statement of operations for the period from January 1, 2004 through January 2, 2004.

(C)	To reflect the additional Plan and restructuring expenses related primarily to professional fees of $1.5 million.
(D)	To reflect the impact of the exchange of the Convertible Notes for common stock of $490.9 million as an increase in common stock, $484.4 million as a reduction of Convertible Notes, $7.1 million to reverse the unamortized balance of the note issuance costs and the reversal of accrued interest of $13.7 million.
(E)	In accordance with Statement of Accounting Standards (SFAS) No. 84, Induced Conversions of Convertible Debt, an amendment of Accounting Principles Board Opinion No. 26, the Company is required to recognize an expense equal to the fair value of all securities or the reconsideration transferred to the holders of Convertible Notes in the Plan in excess of the fair value of securities issuable pursuant to the original conversion terms. In accordance with the original conversion terms of the Convertible Notes, the fair value of common stock issuable upon conversion was approximately $221,000 as of January 2, 2004, based on an estimated entity valuation of $420.0 million, as compared to the fair value of common stock issued under the Plan of approximately $314.4 million, resulting in an induced conversion charge of approximately $314.2 million recorded in the statement of operations for the period from January 1, 2004 through January 2, 2004. The Company has used an equity value of $240.0 million as the basis for determining the value of stockholders’ equity following reorganization. Stockholders’ equity was valued based on the enterprise valuation (reflecting the value of the restructured debt and equity) agreed to between the Company and all classes of its creditors. As part of the Plan, the Company issued to the stockholders, prior to the effectiveness of the Plan, warrants exercisable for approximately 2.6 million shares of the Company’s common stock at an exercise price of $5.00 per share and warrants exercisable for approximately 2.8 million shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants have an exercise period of 7 years. The fair value of the warrants, which was recorded as an additional induced conversion charge in the statement of operations for the period from January 1, 2004 through January 2, 2004, was approximately $21.6 million as determined by the Company through established valuation techniques and based on a valuation performed by an independent third party.

Note 4—Goodwill and Other Intangible Assets

In accordance with the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the net carrying value of goodwill must be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. The Company expects to perform an annual impairment test in the fourth quarter of every year. The Company performed an annual impairment test of goodwill as of May 31, 2003 and upon the filing of the Plan with the bankruptcy court on November 3, 2003, and determined that no impairment charged was required. The Company could be required to record impairment charges in the future. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Company’s Chapter 11 exit from bankruptcy under the Plan, the goodwill and other intangible asset balances at December 31, 2003, of $431.7 million and $463,000, respectively, have been eliminated as of January 2, 2004. (See Note 3 of the Notes to the condensed consolidated financial statements for further discussion). Upon the adoption of fresh-start reporting as of January 2, 2004, the Company recorded $147.7 million for the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7, which is reported as goodwill. Upon adoption of fresh-start reporting, the Company also recorded other intangible assets in the amount of $76.9 million, which includes developed core and product technology which is being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 9 years.

The following is a summary of intangible assets, net (in thousands):

	Successor March 31, 2004	Predecessor December 31, 2003
Intangible assets, net
Existing technology	$76,900	$25,673
Non-compete agreements	—	10,400

	76,900	36,073
Less: Accumulated amortization	(2,653)	(35,610)

	$74,247	$463

In the period from January 3, 2004 through March 31, 2004 and for the three months ended March 31, 2003, amortization of intangible assets was $2.7 million and $1.7 million, respectively.

The Company expects amortization expense on intangible assets to be $8.0 million for the remainder of fiscal 2004 assuming no future impairments of these intangible assets or additions as a result of business combinations.

Note 5—Related Party Transactions:

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of the Company’s common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which was included in other non-current assets for the Predecessor Company, was being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three months ended March 31, 2003, revenue was reduced by $369,000 for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member of the Company’s board of directors. However, this right terminated because Nokia’s ownership of the Company’s common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia was reflected as “related party” in the three months ended March 31, 2003, since Nokia was a related party from May 2002 to August 2003. Related party revenue from Nokia was approximately $1.8 million during the three months ended March 31, 2003.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Restructuring Charges

Pursuant to the Plan, all of the Company’s lease obligations terminated upon exit from bankruptcy. Consequently, the fair value of the lease restructuring charges have been eliminated as of January 2, 2004 resulting in a net gain on the release of restructuring liability upon termination of leases of $71.2 million during the period from January 1, 2004 through January 2, 2004. (See Note 3 of the Notes to the condensed consolidated financial statements for further discussion).

Consolidation of facilities. During 2001, the Company recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on the restructured facilities included in the Company’s 2001 estimates was $21.8 million as of December 31, 2003.

During June 2003, the Company’s restructuring charges included a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. Expected sublease income related to the additional San Jose facility included in the Company’s estimate was $4.3 million at December 31, 2003. The Company recorded a charge for the write-off of leasehold improvements related to this facility of $6.3 million.

Workforce reduction. During April 2003, the Company restructured its operations through a reduction in its workforce. The research and development functions were primarily affected by the reduction. The 42 affected employees received severance and other benefits pursuant to the Company’s benefits program. The Company recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with SFAS No. 146.

The movements of the Company’s 2001 restructuring reserves are summarized as follows (in thousands):

Consolidation of Excess Facilities
Restructuring accruals at December 31, 2003 (Predecessor)	$60,106
Fresh-start reporting adjustments	(60,106)

Restructuring accruals at January 2, 2004 (Predecessor)	$—

The movements of the Company’s 2003 restructuring reserves are summarized as follows (in thousands):

Consolidation of Excess Facilities
Restructuring accruals at December 31, 2003 (Predecessor)	$15,066
Fresh-start reporting adjustments	(15,066)

Restructuring accruals at January 2, 2004 (Predecessor)	$—

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes:

The Company recorded no income tax provision or benefit for the periods January 3, 2004 through March 31, 2004, January 1, 2004 through January 2, 2004, and the year ended December 31, 2003, as the Company has reported net losses since inception and has provided a full valuation allowance on its net deferred tax assets. The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before taxes as follows:

	Successor January 3, 2004 through March 31, 2004	Predecessor
		January 1, 2004 through January 2, 2004	The year ended December 31, 2003
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(5.7)	(5.7)	(5.7)
Fresh start adjustment	—	17.7%	—
Induced conversion charge	—	28.2%	—
Release of restructuring liability upon termination of leases	—	22.3%	—
Exclusion of release of restructuring liabilities upon termination of leases	—	(22.3)%	—
Change in valuation allowance	9.9%	(5.2)%	40.3%
Amortization of stock-based compensation	6.5%	—	—
Beneficial conversion charge	20.8%	—	—
Reorganization items	3.4%	—	—
Other	0.1%	—	0.4%

Provision for income taxes	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Successor January 3, 2004 through March 31, 2004	Predecessor
		January 1, 2004 through January 2, 2004	The year ended December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$346,159	$342,576	$441,065
Tax credit carryforwards	24,592	24,592	24,592
Reserves and accruals	21,328	20,806	48,103

	392,079	387,974	513,760
Valuation allowance	(361,411)	(356,225)	(513,156)

	30,668	31,749	604

Deferred tax liabilities:
Intangible assets	(30,668)	(31,749)	(604)

	(30,668)	(31,749)	(604)

Net deferred tax assets	$—	$—	$—

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets such that a full valuation allowance has been recorded.

At March 31, 2004, the Company’s net operating loss (NOL) carry forwards for federal and state income tax purposes were approximately $867 million and $565 million, respectively, after reductions relating to Chapter 11 bankruptcy filing (see discussion below). If not utilized, the federal NOL carry forwards will begin to expire in 2011, and the state NOL carry forwards will begin to expire in 2004. At March 31, 2004, the Company’s federal, state and foreign tax credit carry forwards for income tax purposes are approximately $8 million, $12 million and $5 million, respectively. If not utilized, these tax credit carry forwards will begin to expire in 2011.

Included within the deferred tax asset for NOL of $351 million is approximately $203 million in tax-affected deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of the loss from the exercise of employee stock options will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

As a result of the Chapter 11 bankruptcy filing, the Company did not recognize taxable income from cancellation of indebtedness (COD). COD income is equal to the value of stock issued in exchange for the debt less the “adjusted issue price” of the notes. The “adjusted issue price” of the notes is the sum of the issue price (i.e., the initial offering price to the public) and all of the original issue discount (OID) includible in income less any payment previously made on the notes, other than a payment of “qualified stated interest.” OID is a form of interest equal to the excess of a debt security’s stated redemption price at maturity over its issue price. “Qualified stated interest” is stated interest that is unconditionally payable in cash or property (other than debt instruments of the issuer) at least annually over the term of the instrument at a single fixed rate.

The Company has approximated that the amount of COD income not recognized for tax purposes will be $260 million. However, the Company is required to reduce certain of its tax attributes to the extent COD income is excluded from taxable income. The tax attributes are subject to reduction in the following order:

•	NOLs and NOL carryovers;

•	the general business credit and credit carryover;

•	the minimum tax credit and credit carryover;

•	capital losses and capital loss carryovers;

•	the tax basis of depreciable and nondepreciable assets, but not in an amount greater than the excess of the aggregate tax basis of the property held by the Company immediately after the discharge over the aggregate of our liabilities immediately after the discharge; and

•	foreign tax credits and credit carryovers.

Accordingly, the Company has reduced its federal and state NOLs by $260 million and $130 million, respectively.

The issuance of common stock in the exchange resulted in an “ownership change” of the Company for tax purposes. Ownership changes normally limit or eliminate the use of tax attributes, including NOLs, available after the change. However, the operation and effect of Section 382 of the Code is different when a company undergoes an ownership change as a part of a bankruptcy proceeding. Under Section 382(l)(5) of the Code, the Company’s ability to utilize its pre-exchange NOLs is not limited. However, several other limitations do apply to the Company under Section 382(l)(5), including (a) the NOLs are calculated without taking into account deductions for interest paid or accrued in the portion of the current tax year (of the exchange) and all other tax

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ending during the three-year period prior to the current tax year with respect to the exchange, and (b) if the Company undergoes another ownership change within two years after the exchange, the Section 382 limitation with respect to that ownership change is zero. Additionally, there are several requirements for the Company to be eligible for Section 382(l)(5) treatment of the ownership change. For example, stock exchanged in satisfaction of indebtedness to certain creditors who have held such indebtedness for less than 18 months would not qualify for Section 382(l)(5) treatment. Instead, Section 382(l)(6) states that if Section 382(l)(5) does not apply, the stock value for purposes of computing the annual limitation is the lesser of the values determined under the following tests:

•	the stock value immediately after the ownership change, valuing any stock issued in connection with the ownership change at an amount not exceeding the cash and value of any property (including the debt) received by the company in consideration for the issuance of such stock, and;

•	the asset value immediately before the ownership change, determined without regard to liabilities.

At this time, the Company has not determined whether Section 382(l)(5) or (l)(6) applies to the debt exchange. Accordingly, the amount of any limitation in the utilization of tax attributes, including NOLs is not known.

Note 8—Balance Sheet Components (in thousands):

	Successor March 31, 2004	Predecessor December 31, 2003
Inventories
Raw materials and work in process	$1,274	$1,678
Finished assemblies	4,364	4,698

	$5,638	$6,376

Property and equipment, net
Machinery and computer equipment	$12,591	$89,810
Software	3,659	23,382
Leasehold improvements	4,446	8,637
Spares	2,124	11,394
Furniture and fixtures	1,154	4,727

	23,974	137,950
Less: Accumulated depreciation and amortization	(4,912)	(109,801)

	$19,062	$28,149

Other assets
Fair value of lease related warrants	$3,032	$—
Deposits and other	858	2,816

	$3,890	$2,816

Accrued liabilities
Accrued compensation	$5,054	$5,303
Accrued inventory related commitments	2,283	2,283
Accrued warranty allowance	2,022	2,122
Accrued sales return allowance	4,935	4,935
Other	6,176	7,932

	$20,470	$22,575

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Liabilities Subject to Compromise:

Liabilities included in the consolidated balance sheet at December 31, 2003 were subject to compromise under the terms of the Plan, are summarized as follows:

Convertible Note claim	$490,915
Restructuring lease claims	71,164
General unsecured claims	2,257

Total liabilities subject to compromise	$564,336

In accordance with SOP 90-7, a significant portion of the Company’s outstanding debt, related accrued interest, lease restructuring accruals, and pre-petition accounts payable were classified as liabilities subject to compromise at December 31, 2003. In connection with the Company’s Chapter 11 exit from bankruptcy under the Plan, these liabilities have been eliminated as of January 2, 2004, resulting in a release of restructuring liability upon termination of leases of $71.2 million during the period from January 1, 2004 through January 2, 2004. (See Note 3 of the Notes to the consolidated financial statements for further discussion).

Note 10—Convertible Notes and Other Borrowings:

During March 2000, the Company issued $500.0 million of 5% Convertible Subordinated Notes, or the Convertible Notes, due in April 2007 raising net proceeds of approximately $486.4 million. The Convertible Notes were governed by an indenture, dated as of March 29, 2000 or the Indenture. The Convertible Notes were subordinated to all existing and future senior debt and effectively to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes were convertible into shares of common stock at any time before the maturity date, Interest was payable semiannually. In October 2001, the Company repurchased approximately $22.5 million of the Convertible Notes and recognized a gain of approximately $10.4 million, which was included in other income. In December 2002, the Company purchased $10.0 million in aggregate principal of its Convertible Notes. The Company issued approximately 3.6 million shares of its common stock valued at approximately $2.7 million. The Company applied the provisions of SFAS No. 84 to its convertible debt for the equity exchange transaction completed during the fourth quarter of 2002. The value of securities issuable pursuant to the original conversion privileges was approximately $40,000. As a result, the Company recorded induced conversion expenses of approximately $2.7 million in connection with this transaction, which is included in other expense.

The Company did not make the interest payment on the Convertible Notes that was due on October 1, 2003. Under the terms of the Indenture, the continued failure to pay interest constituted an event of default as of October 31, 2003. Accordingly, the accompanying condensed consolidated balance sheet as of December 31, 2003 reflects the classification of the Convertible Notes in liabilities subject to compromise. Pursuant to the Company’s Plan, on the effective date of the Plan, which was January 2, 2004, holders of the Convertible Notes received an aggregate of 47,500,000 shares of common stock of the Company in exchange for all outstanding indebtedness represented by the Convertible Notes, including the accrued and unpaid interest. (See Notes 2 and 3 of the Notes to the condensed consolidated financial statements for further discussion.)

On November 12, 2003, the Company executed a definitive agreement to obtain a debtor-in-possession revolving credit facility, or the DIP facility, with Abelco Finance LLC for up to an amount of $25.0 million. The DIP facility had a term of one year and bore interest at JPMorgan Chase Bank’s prime rate plus 3.5%. On November 5, 2003, the bankruptcy court issued an interim approval of the DIP facility, which allowed the Company to draw on the DIP facility in an amount not to exceed $15.7 million. On November 12, 2003, the

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s existing cash collateralized letter of credit was treated as issued under the Company’s DIP facility, and the cash collateral that had been securing that letter of credit was released to the Company. As a result, the cash that previously collateralized the letter of credit was no longer restricted. On December 17, 2003 the bankruptcy court issued final approval of the DIP facility which allowed the Company to draw down on the remaining $9.3 million, if necessary, and as permitted under the DIP facility. The DIP facility was secured by substantially all of the assets of the Company and was subject to restrictive covenants and reporting requirements. The Company did not draw down on the remaining $9.3 million and the DIP facility was terminated upon the Company’s exit from bankruptcy on January 2, 2004.

On March 10, 2004, the Company entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on June 30, 2005. The agreement provides that borrowings under the facility would be secured by substantially all of the Company’s assets. The proceeds of the line of credit will be used to maintain a letter of credit with Jabil Circuit Inc., the Company’s contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. The Company is required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, payment of additional fees, and additional conditions set forth in the agreement for continued availability. As of March 31, 2004, there were no borrowed amounts outstanding under the agreement and the Company was in compliance with the covenants of this facility.

Note 11—Redeemable Convertible Preferred Stock:

In January 2004, the Company issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of the Company’s Series B Convertible Preferred Stock (sometimes referred to in this quarterly report as the Preferred Stock) and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. The warrants have a term of seven years. Each share of Preferred Stock is convertible into ten shares of the Company’s common stock, subject to adjustment for certain events such as stock splits and dividends. In addition, the Preferred Stock will automatically convert into shares of common stock after one year if the common stock trades at a minimum price of $13.81 for 90 consecutive days. The holders of the Preferred Stock have the right to vote with the common stockholders or as a separate class depending on the circumstances. In the event of a sale, liquidation, or dissolution of the Company, the holders of Preferred Stock are entitled to be paid an amount in cash equal to the original price and all accrued or unpaid dividends. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at the Company’s option, subject to certain conditions. If the Company declares a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of the Company’s common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through March 31, 2004. In addition, the Company recorded $150,000 for the 2% semi-annual dividend on the Preferred Stock in the period from January 3, 2004 through March 31, 2004 which is included in the fair value of redeemable convertible preferred stock.

Note 12—Stock-based Compensation:

All of the outstanding stock options as of December 31, 2003 were cancelled in January 2004 in connection with the Company’s exit from Chapter 11 bankruptcy. Options held by employees in the Predecessor Company as of January 2, 2004, that were (i) below market (as defined in the Plan) were cancelled in connection with the

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan) were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them. Options were then granted to substantially all employees on January 3, 2004, at an exercise price of $4.60 per share. The options vest over a three-year period. A deferred compensation charge totaling $28.2 million was recorded in the period from January 3, 2004 through March 31, 2004 and will be amortized over the vesting period of the options under an acceleration method. For the period from January 3, 2004 through March 31, 2004, amortization of deferred stock compensation was $5.3 million.

Note 13—Accounting for Derivative Financial Instruments:

Foreign Currency Exchange Rate Risk

At March 31, 2004, the Company held net foreign currency forward contracts to hedge its future cash outflows to its subsidiaries with an aggregate face value of approximately $2.2 million to mitigate future payments in Euros and British pounds related to funding requirements for its subsidiaries. The Company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in interest and other income, net, and have not been material in any of the periods presented. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

Note 14—Comprehensive Loss:

Total comprehensive loss includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive loss consists of net unrealized gain (loss) on investments and cumulative translation adjustments. For the period from January 3, 2004 through March 31, 2004, January 1, 2004 through January 2, 2004, and the three months ended March 31, 2003, total comprehensive loss was $33.2 million, $484.9 million, and $24.9 million, respectively. The change in accumulated other comprehensive loss is as follows (in thousands):

	Unrealized gains (losses) on investments	Cumulative Translation adjustments	Accumulated Other Comprehensive loss
Balances at December 31, 2003 (Predecessor)	$(2)	$(26,094)	$(26,096)
Fresh-start adjustments	2	26,094	26,096

Balances at January 2, 2004 (Predecessor)	—	—	—
Changes during the period from January 3, 2004 through March 31, 2004	20	(157)	(137)

Balances at March 31, 2004 (Successor)	$20	$(157)	$(137)

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Net Loss Attributable to Common Stockholders per Share:

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Successor January 3 through March 31, 2004	Predecessor Three months ended March 31, 2003
Numerator:
Net loss attributable to common stockholders	$(33,019)	$(24,868)

Denominator:
Weighted average common shares outstanding	51,373	179,695
Weighted average unvested common shares subject to repurchase	—	—

Denominator for basic and diluted calculations	51,373	179,695

Loss per share—basic and diluted	$(0.64)	$(0.14)

As fully described in Note 12 in the Notes to the condensed consolidated financial statements, all of the outstanding stock options as of December 31, 2003 were cancelled on January 2, 2004 in connection with the Company’s exit from bankruptcy.

The following equity instruments have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Successor January 3 through March 31, 2004	Predecessor Three months ended March 31, 2003
Options to purchase common stock at exercise price of $4.60 and $5.56 per share, respectively	8,814	32,400
Common stock issuable upon conversion of promissory notes at conversion price of $190.73 per share	—	2,504
Warrants to purchase common stock at exercise price of $4.34 per share	—	136
Warrants to purchase common stock at exercise price of $5.00 per share	4,934	—
Warrants to purchase common stock at exercise price of $9.00 per share	3,444	—

Total	17,192	35,040

Additionally, warrants issued on May 21, 2002 to Nokia to purchase approximately 14.2 million shares of common stock have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive for the three months ended March 31, 2003. The warrants terminated on August 5, 2003.

Note 16—Commitments and Contingencies

Inventory Commitments

In addition to amounts accrued in the condensed consolidated financial statements, the Company had future commitments to purchase inventory of approximately $13.3 million as of March 31, 2004.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2012 and 2004, respectively. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for the period from January 3, 2004 through March 31, 2004 and the three months ended March 31, 2003 was $820,000 and $2.5 million, respectively.

Gross future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
March 31,
2004	$20	$964
2005	—	1,398
2006	—	1,154
2007 and thereafter	—	—

Total minimum lease payments	$20	$3,516

Less: Amount representing interest	—

Present value of capital lease obligations, all current	$20

Legal Proceedings

On January 16, 2004, certain of the Company’s current and former officers and directors were named as defendants in a putative shareholder derivative complaint filed in the Superior Court of the State of California for the County of San Mateo. The complaint, captioned Pamela Plotkin, Derivatively on Behalf of Redback Networks, Inc., v. Kevin A. DeNuccio, et al. purported to allege violations of California Corporations Code § 25402, breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets by the various defendants in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaint sought damages in an unspecified amount, equitable relief, restitution and costs, purportedly on behalf of the Company. On April 19, 2004, the plaintiff voluntarily filed with the court a request for dismissal of the derivative case (without prejudice) which was entered by the court on April 20, 2004.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of the Company’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaints seek damages in an unspecified amount. Motions for appointment of lead counsel were heard on April 12, 2004. The court has not yet issued a ruling on the appointment of lead plaintiff or lead counsel. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the complaints.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As previously disclosed, on November 3, 2003, the Company voluntarily filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed with the United States bankruptcy court for the District of Delaware. The Company filed its schedules and statement of financial affairs with the bankruptcy court on or about November 5, 2003. The schedules identify certain creditors who may hold claims against the Company. In addition, certain parties have filed in the bankruptcy court proofs of claim against the Company. These proofs of claim are reflected in the claims register maintained by the Altman Group, Debtor’s bankruptcy court-appointed claims and balloting agent. The bankruptcy court fixed December 8, 2003 as the deadline for all creditors (excluding “Governmental Units,” as that term is defined in the Bankruptcy Code) to file proofs of claim against the Company. The bar date by which Governmental Units must file proofs of claim, if any, against the Company is May 6, 2004. The Company is currently examining the claims asserted against it in its Chapter 11 case. Claims that are deemed allowed pursuant to the plan of reorganization, which was approved by the bankruptcy court on December 19, 2003, were treated in accordance with the provisions thereof. To the extent that the Company disputes any of the claims asserted against it, the Company may file an objection to such claim consistent with the procedures set forth in the plan of reorganization or with any order entered by the bankruptcy court. The Company may file an objection to any claim with the bankruptcy court not later than the later of (a) ninety (90) days after the date on which the plan of reorganization became effective (i.e. January 2, 2004) or (b) sixty (60) days after a proof of claim is filed with the bankruptcy court. The petition affected only the Company’s U.S. corporate parent and did not include any of its subsidiaries.

The Company has examined the claims asserted against it in its Chapter 11 case. Claims that are deemed allowed pursuant to the plan of reorganization were treated in accordance with the provisions thereof. To the extent that the Company disputed any of the claims asserted against it, the Company filed an objection to such claims on March 31, 2004. In the event any claimants oppose the relief requested by the Company, the bankruptcy court may schedule a hearing to adjudicate the allowance of such claims.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Segment Information:

The Company’s products are grouped into two product lines: SMS and SmartEdge product lines. The SMS product line includes the SMS 500, SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. The SmartEdge product line includes the SmartEdge 800 and the SmartEdge 400 products, both of which are available as either a Router or a Service Gateway.

SMS product line contributed revenue of $15.8 million and $22.9 million for the period from January 3, 2004 to March 31, 2004 and the three months ended March 31, 2003, respectively. SmartEdge product line contributed revenue of $9.7 million and $2.2 million for the period from January 3, 2004 to March 31, 2004 and three months ended March 31, 2003, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for fiscal year ended December 31, 2003 and notes thereto included in our Annual Report on Form 10-K as well as the unaudited condensed financial statements and accompanying notes included herein. Historical results and percentage relationships set forth in these unaudited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our estimated revenue for the remainder of 2004; our expected gross margins for the remainder of 2004; future R&D and SG&A expenses; interest income and the cash requirement for interest expense; our estimated future capital expenditures; and our belief that cash and cash equivalents will be sufficient to fund our operations through at lease the next 12 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

create end-to-end regional and national networks that support major broadband access technologies, as well as the new services that these high-speed connections support.

Recent Developments

The following is a summary of significant events and transactions in the three months ended March 31, 2004. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

•	On January 2, 2004 we emerged from Chapter 11 bankruptcy. In connection with our exit from bankruptcy we adopted fresh-start reporting under Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. (See Notes 2 and 3 in the Notes to the condensed consolidated financial statements for a discussion of our emergence from bankruptcy and our adoption of fresh-start reporting).

•	In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock (Preferred Stock) and warrants to purchase 1,629,373 shares of our common stock at an exercise price of $5.00 per share. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of our common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 to March 31, 2004. In addition, we recorded $150,000 for a 2% semi-annual dividend on the Preferred Stock in the period from January 3, 2004 through March 31, 2004.

•	On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on June 30, 2005. The agreement provides that borrowings under the facility are secured by substantially all of our assets. The proceeds of the line of credit will be used to maintain an $8.0 million letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required.

Period Comparisons

Our results of operations after January 2, 2004 and our consolidated balance sheet at March 31, 2004 are not comparable to the results of operations prior to January 2, 2004 and the historical balance sheet at December 31, 2003 due to our adoption of fresh-start reporting upon our emergence from bankruptcy. However, such differences in our results of operations relates primarily to depreciation of property, plant and equipment, amortization of other intangible assets, interest expense and reorganization expenses. Additionally, these differences in our balance sheets relate primarily to property, plant, and equipment, intangible and other assets, goodwill, lease related restructuring accruals, and the conversion of our Convertible Notes to common stock. Certain amounts, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared the three month periods ended March 31, 2004 and to the similar periods in 2003. Operating results for 2004 are presented on a combined basis covering our Predecessor Company operating results for the period from January 1, 2004 through January 2, 2004 and our Successor Company operating results following emergence from bankruptcy for the period from January 3, 2004 through March 31, 2004.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Three months ended
	March 31, 2004	% change	March 31, 2003
Statement of Operations Data:
Product revenue	$25,480	11%	$22,920
Related party product revenue	—	(100)%	1,769
Service revenue	4,686	(2)%	4,801

Total revenue	30,166	2%	29,490
Product cost of revenue	11,968	3%	12,572
Service cost of revenue	1,846	(44)%	3,339
Amortization	2,728		1,632

Total cost of revenue	16,542	(6)%	17,543

Gross profit	13,624	14%	11,947

Operating expenses:
Research and development	11,912	(36)%	18,551
Selling, general and administrative	9,767	(28)%	13,495
Reorganization items	2,787	100%	—
Amortization of intangible assets	—	(100)%	83
Stock-based compensation	5,287	1356%	363

Total operating expenses	29,753	(8)%	32,492

Loss from operations	(16,129)	21%	(20,545)
Other expense, net:
Interest and other income (expense), net	(15)	(116)%	890
Interest expense	(54)	99%	(5,213)
Release of restructuring liability upon termination of leases	71,164	100%	—
Fresh-start adjustments	(218,691)	(100)%	—
Induced conversion charge	(335,809)	(100)%	—

Total other expense, net	(483,405)	(11082)%	(4,323)

Net loss before reorganization items	(499,534)	(1909)%	(24,868)
Reorganization items	(1,539)	(100)%	—

Loss before deemed dividend and accretion on preferred stock	(501,073)	(1915)%	(24,868)
Deemed dividend and accretion on preferred stock	(16,821)	(100)%	—

Net loss attributable to common shareholders	$(517,894)	(1983)%	$(24,868)

Net Revenue

Our net revenue increased 2% to $30.2 million in the three months ended March 31, 2004 from $29.5 million in the prior year comparative period. During the three months ended March 31, 2004, there was a 3% increase in our product revenue to $25.5 million from $24.7 million from the prior year comparative period. This increase was primarily due to an increase in unit volume of shipments.

During the three months ended March 31, 2004, our SMS revenue decreased 31% to $15.8 million from $22.9 million during the prior year comparative period. This decrease was due to a 38% decrease in the unit volume of shipments offset by pricing and product configuration increases. During the three months ended March 31, 2004, our SmartEdge revenue increased 341% to $9.7 million from $2.2 million during the prior year comparative period. This increase was primarily due to a 443% increase in the unit volume of shipments.

Service revenue decreased 2% from $4.8 million in the three months ended March 31, 2003 to $4.7 million in the three months ended March 31, 2004. Substantially all of our service revenues related to revenues from maintenance contracts. The decrease in service revenue in the three months ended March 31, 2004 is in part a result of a delay in timing of certain of our support contract renewals in the first quarter of 2004.

Our ability to project revenue is very limited. We are planning our business on the assumption that our sales will continue to grow in the remaining nine months of 2004. We assume revenue will continue to grow in 2004 due to (i) increased customer confidence in purchasing our products as a result of our emergence from bankruptcy, (ii) the stability of our SMS platform, (iii) growing acceptance of our SmartEdge business and (iv) increased use and widespread adoption of broadband access services.

Cost of Revenue; Gross Profit

Gross profit margin improved from 41% in the three months ended March 31, 2003 to 45% in the three months ended March 31, 2004. The improvement is primarily a result of a decrease in depreciation of $1.1 million and other manufacturing overhead costs of $300,000 offset by an increase in developed technology amortization expense of $1.1 million. (See Note 4 in the Notes to the condensed consolidated financial statements for further discussion regarding amortization of intangibles.)

We recorded charges for excess and obsolete inventory in the three months ended March 31, 2004 and March 31, 2003 of $447,000 and $480,000, respectively. During the three months ended March 31, 2004 we also recognized a gain of $163,000 from the sale of inventory as scrap. The 2004 excess and obsolete inventory charge resulted from inventory that was determined to be unrepairable. The 2003 excess and obsolete inventory charge resulted from reductions in forecasted revenue and reactions to market conditions. The charges resulted from the comparison of on hand, on order and committed inventories to various factors including reductions in our anticipated demand.

For the three months ended March 31, 2004, our manufacturing and customer support organization expenses were reduced from the same period in 2003 due primarily to lower depreciation expense as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting and the lower level of other manufacturing overhead costs in 2004. We believe that the current manufacturing and customer support organizations are sufficient to support the Company’s current level of business.

On a forward-looking basis, we are planning our business based on the assumption that our gross profit margin will increase from the 45% gross margin reported in the period from January 3, 2004 through March 31, 2004 due to (i) a significant product cost reduction from the renegotiation of our supply contract with our contract manufacturer achieved in the second quarter of 2003 and further cost reductions in 2004 from future negotiations with our contract manufacturer and (ii) the ability to spread our fixed overhead costs over a higher assumed product sales volume. Going forward, we expect to maintain the current product cost levels even if sales volume were not to increase. We are expecting to further negotiate pricing with our contract manufacturer in the second quarter of 2004. At this time, it is not possible to anticipate or quantify savings, if any, relating to future negotiations. However, gross profit could be lower in the remaining nine months of 2004, subject to a number of factors including but not limited to:

•	Lower revenue than planned if our SMS business does not remain stable or if our SmartEdge router revenue is lower than projected.

•	Higher charges from our contract manufacturer as it realizes lower economies of scale, if price levels of parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts. We do not currently anticipate a reduction in orders that would result in lower economies of scale for our contract manufacturer or parts shortages that could lead to higher pricing. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distribution partners. A shortage of a key component such as the strategic integrated circuits used by various manufacturers would be a risk to our business.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed. Most of our internal manufacturing operating costs, such as salaries for our operations and service department and amortization of intangibles, are fixed costs that are relatively independent of the volume of our business. If our business volume decreases, our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit.

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

•	Increased competition for our products or services, which may affect pricing.

•	Sales of a greater number of our products that have a lower gross profit margin associated with them.

Operating Expenses

Research and Development

Our research and development (R&D) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures decreased 36% to $11.9 million for the three months ended March 31, 2004 from $18.6 million in the prior year comparative period, and represented 39% and 63% of net revenue in the three months ended March 31, 2004 and 2003, respectively. The decrease in our R&D expenses is primarily due to a decrease in amortization and depreciation as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting, a decrease in prototype spending, equipment related expenses, and a decrease in salary and related costs consistent with the decrease in our R&D headcount. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in realignment or reductions in R&D resources or a change in the mix of skills of our staff.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 28% to $9.8 million for the three months ended March 31, 2004 from $13.5 million in the prior year comparative period, and represented 32% and 46% of net revenue in the three months ended March 31, 2004 and 2003, respectively. The decrease in our SG&A expenditures is primarily due to the decrease in salary and related costs consistent with the decrease in our SG&A headcount from 171 at March 31, 2003 to 154 at March 31, 2004, and a decrease in amortization and depreciation as a result of the reduction in the fair value of fixed assets upon adoption of fresh start accounting, equipment related expenses, professional services including relocation, recruiting, training and conferences, and a decrease in our sales-related travel expenditures consistent with decreased revenue. Operating lease expenses decreased $1.7 million primarily as a result of the termination of our leases in bankruptcy and negotiation of a new lease agreement following the emergence from bankruptcy. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue.

Restructuring Charges

Pursuant to the Plan, all of our lease obligations terminated upon exit from bankruptcy. Consequently, the fair value of the lease restructuring charges have been eliminated as of January 2, 2004 resulting in a net gain on the release of restructuring liability upon the termination of leases of $71.2 million during the period from January 1, 2004 through January 2, 2004. (See Note 3 of the Notes to the condensed consolidated financial statements for further discussion).

Consolidation of facilities.    During 2001, we recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. Expected sublease income on the restructured facilities included in our 2001 estimates was $21.8 million as of December 31, 2003.

During June 2003, our restructuring charges included a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. Expected sublease income related to the additional San Jose facility included in our estimates was $4.3 million at December 31, 2003. We recorded a charge for the write-off of leasehold improvements related to this facility of $6.3 million.

Workforce reduction.    During April 2003, we restructured our operations and reduced our workforce. The research and development functions were primarily affected by the reduction. The 42 affected employees received severance and other benefits pursuant to our benefits program. We recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with SFAS No. 146.

The movements of our 2001 restructuring reserves are summarized as follows (in thousands):

Consolidation of Excess Facilities
Restructuring accruals at December 31, 2003 (Predecessor)	$60,106
Fresh-start reporting adjustments	(60,106)

Restructuring accruals at March 31, 2004 (Successor)	$—

The movements of our 2003 restructuring reserves are summarized as follows (in thousands):

Consolidation of Excess Facilities
Restructuring accruals at December 31, 2003 (Predecessor)	$15,066
Fresh-start reporting adjustments	(15,066)

Restructuring accruals at March 31, 2004 (Successor)	$—

Amortization of Intangible Assets

Amortization of intangible assets was $83,000 in the three months ended March 31, 2003. There was no amortization of intangible assets recorded in operating expenses in the three months ended March 31, 2004 due primarily to the elimination of Predecessor Company intangibles upon the adoption of fresh-start reporting. (See further discussion in Note 3 to the condensed consolidated financial statements). Total amortization expense for the three months ended March 31, 2004 was approximately $2.7 million, primarily relating to core technology and product technology intangible assets recorded upon adoption of fresh-start accounting, which was recorded in cost of revenue. Total amortization expense for the three months ended March 31, 2003 was approximately $1.7 million, of which $1.6 million was recorded in cost of revenue.

Stock-Based Compensation

Stock-based compensation increased $4.9 million to $5.3 million in the three months ended March 31, 2004 from $363,000 in the prior year comparative period. The increase in stock-based compensation expense in the current year period can be attributed to a deferred compensation charge totaling $28.2 million which was recorded for stock options issued to employees on January 3, 2004, and is being amortized over the vesting period of the options under an accelerated method.

Interest and Other Income (Expense), net

Interest and other income includes the following (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Realized gain from investments	$—	$429
Net foreign currency gain (loss)	43	(453)
Release of restructuring liability upon termination of leases	71,164	—
Fresh-start reporting adjustments	(218,691)	—
Induced conversion charges	(335,809)	—
Interest income	158	1,014
Other income (expense)	(216)	(100)

Total interest and other income (expense), net	$(483,351)	$890

Interest and other income, net decreased $484.2 million from income of $890,000 for the three months ended March 31, 2003 to an expense of $483.4 million for the three months ended March 31, 2004. The change in interest income was due primarily to lower applicable interest rates and the decrease in our invested funds from $100.9 million at March 31, 2003 to $43.0 million at March 31, 2004. The release of restructuring liability upon termination of leases, fresh-start reporting adjustments, and induced conversion charges of $483.3 million were recorded in connection with our exit from Chapter 11 bankruptcy and the adoption of fresh-start reporting. (See Notes 2 and 3 in the Notes to the condensed consolidated financial statements for further discussion.)

We expect interest income to decrease as a result of the expected use of our cash to fund operations.

Interest Expense

Interest expense decreased from $5.2 million in the three months ended March 31, 2003 to $54,000 in the three months ended March 31, 2004. Interest expense was primarily attributable to our outstanding Convertible Notes issued in 2000. The decrease in interest expense from the prior year comparative period is due primarily to the cancellation of the Convertible Notes on January 2, 2004 upon our emergence from Chapter 11 bankruptcy proceedings in accordance with the Plan.

On a forward-looking basis, we anticipate that there will be no significant cash requirement for interest expense.

Reorganization Items

In the three months ended March 31, 2004 we incurred reorganization costs of $4.3 million for professional fees related to the financial restructuring and emergence from bankruptcy.

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

Deemed Dividend and Accretion on Preferred Stock

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred

Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of the Company’s common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through March 31, 2004. In addition, we recorded $150,000 for the 2% semi-annual dividend on the Preferred Stock in the period from January 3, 2004 through March 31, 2004 which is included in the fair value of redeemable convertible preferred stock.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2004 consisted of approximately $43.0 million in cash, cash equivalents, and restricted cash. The primary contributors to the increase of this balance from $21.5 million at December 31, 2003 was the sale of our Preferred Stock to TCV totaling approximately $30.0 million, offset by cash used in operating activities of $7.7 million. Purchases of property and equipment totaled approximately $647,000, and approximately $315,000 was paid on capital lease obligations and borrowings during the three months ended March 31, 2004.

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

Cash used in operating activities was $7.7 million for the three months ended March 31, 2004, compared to $13.8 million in the three months ended March 31, 2003. Cash used in operating activities in the three months ended March 31, 2004 resulted primarily from our net loss before deemed dividend and accretion on preferred stock of $501.1 million, a release of restructuring liability upon termination of leases of $71.2 million, offset by fresh start accounting adjustments of $218.7 million, an induced conversion charge of $335.8 million, depreciation of $2.3 million, amortization of intangibles of $2.6 million, amortization of the fair value of warrants issued in connection with a lease agreement of $479,000, stock compensation expense of $5.3 million, and working capital changes of approximately $761,000. Cash used in operating activities in the three months ended March 31, 2003 resulted primarily from our net loss of $24.9 million, offset by depreciation and amortization of $12.1 million.

Our primary source of operating cash flow is the collection of accounts receivable arising from sales of products to our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount and the geographic mix of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We endeavor to pay our vendors and service providers in accordance with the invoice terms and conditions. The timing of cash payments in future periods may be impacted by the nature of accounts payable arrangements.

Cash used in investing activities was $647,000 for the three months ended March 31, 2004, compared to cash provided by investing activities of $22.5 million in the three months ended March 31, 2003. Cash used in investing activities in the three months ended March 31, 2004 was due primarily to purchases of property and equipment. Cash provided by investing activities in the three months ended March 31, 2003 was due primarily to the net sale of short-term investments of $26.8 million offset by and changes in restricted cash of approximately $2.8 million and purchases of property and equipment of $1.5 million.

Cash provided by financing activities was $29.9 million for the three months ended March 31, 2004, compared to $505,000 in the three months ended March 31, 2003. Cash provided by financing activities in the three months ended March 31, 2004 was primarily due to proceeds from the issuance of Preferred Stock of approximately $30.0 million, issuance of common stock of $146,000, and exercise of warrants of $59,000, offset by principal payments on capital lease obligations and borrowings of $315,000. Cash provided by financing activities in the three months ended March 31, 2003 was primarily due to proceeds from borrowings on our line of credit of $1.0 million, offset by approximately $412,000 for principal payments under capital lease obligations and other borrowings.

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

On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on June 30, 2005. The agreement provides that borrowings under the facility would be secured by substantially all of our assets. The proceeds of the line of credit will be used to maintain a letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. We are required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, additional payment of fees, and additional conditions set forth in the agreement for continued availability. As of March 31, 2004, there were no borrowings outstanding under the agreement and there was an $8.0 million letter of credit outstanding. We were in compliance with the covenants of this facility at March 31, 2004.

We expect our total 2004 capital expenditures to be approximately $8.0 million.

On a forward-looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements through at least the next 12 months. However, within the next 12 months, we may be required to raise additional capital, or could elect to raise capital, if certain events occur, including, but not limited to:

•	We fail to meet our revenue or collection targets and continue to incur negative cash flow and significant losses.

•	Our business increases significantly and we require additional working capital.

•	We believe it to be in our best interests to hold more working capital.

•	There is an unfavorable final outcome on the resolution of pending litigation.

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

In addition, we have significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	Remainder of 2004-2006	After 2006	Total
Lease payments due on properties we occupy	$4	$—	$4
Accounts payable to contract manufacturers for inventory on hand	$8	$—	$8
Payments contracted for IT systems hosting	$3	$—	$3

In addition, we have purchase commitments with our contract manufacturer in the normal course of operations totaling $13.3 million as of March 31, 2004.

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of our common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which was included in other non-current assets of the Predecessor Company, was being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three months ended March 31, 2003 revenue was reduced by approximately $369,000 for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member of our board of directors. However, this right terminated because Nokia’s ownership of the Company’s common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia was reflected as related party transactions in the three months ended March 31, 2003 since Nokia was a related party from May 2002 to August 2003. Revenue from Nokia was approximately $1.8 million during the three months ended March 31, 2003.

We also issued to Nokia a Common Stock Purchase Warrant granting Nokia a right to purchase up to an aggregate of approximately 31.9 million additional shares of common stock at an exercise price equal to the closing price of our common stock on the date of exercise. On August 5, 2003, the Common Stock Purchase Warrant was terminated.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 as they apply to mandatory redeemable noncontrolling interests. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this Statement did not have a material impact on our consolidated financial statements.

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

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, (EITF 03-06). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this Statement is not expected to have a material impact on our consolidated financial statements.

RISK FACTORS

Even though we recently emerged from Chapter 11 Bankruptcy reorganization, we expect to continue to incur net operating losses in the near future.

To date, we have not been profitable. We incurred net losses of approximately $517.9 million in the three months ended March 31, 2004, $118.8 million during fiscal year 2003, $186.9 million during fiscal year 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we will continue to expend substantial funds in the remainder of fiscal year 2004. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of March 31, 2004, we had cash, cash equivalents, and restricted cash of approximately $43.0 million, of which $1.0 million was restricted related to restructuring expenses up from $22.9 million of cash and restricted cash as of December 31, 2003.

On November 3, 2003, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. We emerged from bankruptcy on the effective date of the Plan, January 2, 2004. Even after our emergence from bankruptcy, we will continue to incur losses. Although we believe that our future operating cash flows will be sufficient to finance our operating requirements for at lease over the next 12 months, our limited availability of funds along with our continued loss from operations restricts our ability to expand or significantly increase our re-investment in our business and makes us more vulnerable to industry downturns. This may also place us at a competitive disadvantage.

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

Our operating plan is subject to great uncertainty because we have limited visibility into our business prospects and difficulty predicting the amount and timing of our revenue. Specifically, the sales cycle is difficult to predict with respect to our SmartEdge router products due to our customers’ and potential customers’ needs fully to evaluate these products and compare them to competitive products. The difficulty in predicting the sales cycle is aggravated by the fact that we have a limited backlog of orders continuing into the second quarter 2004.

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

Our product line expanded when we began shipping our SmartEdge router in the fourth quarter of 2001. In addition, we have introduced new technologies in 2002 and 2003. In the fourth quarter of 2002 we introduced new technology for the SMS 10000 platform, the SMS 10000 SL product. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the third quarter of 2003, we introduced the SMS 1800 SL product and the NetOp™ Policy Manager products. The growth of our business is dependent on customer acceptance of these new products. If sales of these products do not meet our 2004 operating plan expectations, our operating results, financial condition or business prospects may be negatively impacted.

There are a limited number of potential customers for our products and the loss of any of our key customers would likely significantly reduce our revenues.

Our customers include both end-user customers and resellers. During the three months ended March 31, 2004, revenue from product purchases by SBC Communications, Telindus, Alcatel, and Nokia accounted for approximately 25%, 12%, 11% and 10% of our revenue, respectively. During the three months ended March 31, 2003, revenue from product purchases by NEC and British Telecom accounted for approximately 25% and 10% of our revenue, respectively. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. The loss of any of our key customers could likely significantly reduce our revenues.

A small number of stockholders own a large percentage of our common stock and could significantly influence all matters requiring stockholder approval.

Based on SEC filings reporting stock ownership, two stockholders individually own over 10% of our issued and outstanding common stock with Creedon Keller & Partners, Inc. owning approximately 17%, and FMR Corp. owning approximately 10%. In addition, entities affiliated with Technology Crossover Ventures own Series B Convertible Preferred Stock that has the right to vote on all matters together with our common stock. These shares of Preferred Stock represent approximately 11% of our outstanding common stock on an as-converted basis. In the event some or all of these stockholders vote together they would be able to significantly influence all matters requiring approval by our stockholders, including new financing, the election of directors and the approval of mergers or other business combination transactions. To the extent that the interests of these stockholders are different than those of other stockholders, important company decisions may not reflect the interests of all stockholders.

Our future success depends in large part on sales to companies in the telecommunications sector, and these companies continue to remain cautious with respect to new purchases.

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

We have become increasingly reliant on sales to international customers during the last two years. During the period from January 3, 2004 through March 31, 2004 and the years ended December 31, 2003, 2002 and 2001 we derived approximately 62%, 62%, 50% and 37%, respectively, of our revenue from sales to international customers. Our growing international presence exposes us to risks including:

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

A number of our customers are evaluating our next generation products which may lead to an extended evaluation period or a decision to use a competitor’s products and this may have a material adverse effect on our business.

A significant number of our customers are in the process of evaluating our SmartEdge platform and new software releases for use in their next generation networks. These evaluations are often lengthy and may cause delays in purchasing decisions. There is no guarantee that customers will select our products at all. Redback may incur significant costs and resources during the evaluation process. Due to the competitive nature of these evaluations, we may be forced to provide significant price concessions or commit to onerous contract terms to win the business and this may negatively impact our revenue and cost structure.

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

We filed objections to certain disputed proof of claims. Although we have resolved many of these objections, approximately $4.8 million currently remain in dispute, which may result in additional liabilities if such claims are ultimately allowed by the bankruptcy court. We intend to continue to dispute those proof of claims filed in the bankruptcy case to the extent that we believe such claims to have been either improperly filed with the bankruptcy court, or filed in amounts in excess of the true liability reflected in such claims. We cannot predict the outcome of such disputes and there may be an unfavorable outcome of such disputes and there may be an unfavorable outcome which may result in a greater equity distribution of up to approximately 425,000 common shares than originally contemplated to the extent that these disputed claims are ultimately allowed by the bankruptcy court. In addition, the cost of litigating the allowance of such claims may be greater than we anticipated.

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

We currently depend on a single contract manufacturer, Jabil Circuit Inc. with whom we do not have a long-term supply contract, and the loss of any manufacturing capacity could materially and adversely affect our sales and operating results.

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

As of March 31, 2004, we have filed over 100 patent applications in the United States, over 25 international patents, and have been granted 9 U.S. patents. The patent applications may not result in the issuance of any additional patents. Any patent that is issued might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

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

Since 2002, we have been a defendant in a securities class action litigation, which is still pending, although it is subject to a pending settlement which may be covered by insurance. In addition, in recent months, certain or our current and former executive officers and board members have become the subject of several purported class action and stockholder derivative lawsuits. These complaints allege, among other things, that the named defendants breached their fiduciary duties to us and failed to disclose information relating to transactions we entered into with Qwest Communications. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. Although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits by way of settlement, indemnification obligations or otherwise, the size of any such payments, unless covered by insurance or recovered from third parties, could seriously harm our financial condition.

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

SmartEdge router competitive pressures may result in price reductions, reduced profit margins and lost market share, which would materially adversely affect our business, results of operations and financial condition. In addition, some of our competitors are large public companies that have greater name recognition, broader product offerings, more extensive customer bases, more established customer support and professional services organizations, and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products, and they can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. Our competitors with large market capitalization or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. As a result of the foregoing, we may be unable to maintain a competitive position against our competitors, which could result in a decrease in sales, earnings, and cash generation.

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

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations to our reported results of operations.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to the Financial Accounting Standards Board guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

If we fail to match production with product demand, we may need to incur additional costs and liabilities to meet such demand.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $447,000, $914,000, $34.4 million, and $142.6 million in the period from January 3, 2004 to March 31, 2004, and in the fiscal periods 2003, 2002 and 2001, respectively. The 2004, 2003 and 2002 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions and from inventory that was determined to be unrepairable. During the period from January 3, 2004 through March 31, 2004, we also recognized a gain of $163,000 from the sale of inventory as scrap. The 2001 excess inventory resulted from purchases that we made directly or that were committed on our behalf by our contract manufacturers to meet demand that was anticipated in 2001, before we experienced a sudden and significant decrease in our forecasted revenue. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

Our business may suffer slower growth due to further government regulation of the communications industry.

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

We have adopted anti-takeover measures that could prevent a change in our control.

In 2001, we adopted a stockholder rights plan which has been subsequently amended. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management.

Item 2.    Properties

Redback leases all of its facilities as of May 3, 2004. Redback’s principal long-term leases on a post-bankruptcy basis are as follows:

	Square Footage
Location	Occupied	Use for Occupied Facilities
San Jose, CA	99,870	Principal administrative, sales, marketing and research and development facilities
Vancouver, BC	20,573	Research and development

Total	120,443

In addition to our facilities in California and British Columbia, Canada, we have international offices in the Netherlands, France, the United Kingdom, Germany, Spain, the People’s Republic of China, Hong Kong, Japan, Korea, Taiwan and Singapore.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

During the quarter ended June 30, 2002, we entered into two interest rate swap agreements with aggregate notional amounts of $477.5 million to hedge changes in the fair value of our 5% Convertible Notes, attributable to changes in LIBOR, by swapping 5% fixed interest payments for variable interest payments based on the 3-month LIBOR plus 40 basis points. During the three months ended September 30, 2002, we terminated our two interest rate swap agreements realizing cash proceeds of approximately $20.3 million including accrued interest receivable. The gain of $17.4 million was being amortized as an offset to interest expense over the remaining term of our 5% Convertible Notes. We also entered into a new swap agreement in August 2002 with a notional amount of $477.5 million by swapping 5% fixed interest payments for variable interest payments based on 3-month LIBOR plus 145 basis points. In October 2002, we terminated the new interest rate swap agreement realizing cash proceeds of approximately $5.1 million, including accrued interest receivable. The gain of $4.4 million was amortized as an offset to interest expense over the remaining term of our 5% Convertible Notes. The gains were included in Convertible Notes on the balance sheet. We did not re-enter into a new swap agreement given the volatility in interest rates at the time. The swaps resulted in interest expense savings of approximately $2.9 million for the year ended December 31, 2002. Upon our emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the Convertible Notes were cancelled.

As of March 31, 2004, we maintained cash, cash equivalents, and restricted cash of $43.0 million, of which $42.0 million was unrestricted. We also had capital leases with fixed and variable interest rates with principal amounts totaling $20,000. If interest rates were to change by 10%, interest income or expense would not increase significantly.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At March 31, 2004 and December 31, 2003, our primary net foreign currency exposures were in Canadian dollars, Euros, Australian dollars, Singaporean dollars, Taiwanese dollars, and British pounds. At March 31, 2004 we held foreign exchange forward purchase contracts for Euros and British pounds totaling $2.2 million. At December 31, 2003, we did not hold any foreign exchange contracts. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe and substantially all of our sales transactions are made in U.S. dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of March 31, 2004, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or statement of cash flows.

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

There has been no change in our internal controls over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth above under Note 16—Commitments and Contingencies contained in the Notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.    Changes in Securities and Use of Proceeds.

In January 2004, the Company issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of (i) 651,749 shares of the Company’s Series B Convertible Preferred Stock and (ii) warrants to purchase 1,629,373 shares of the Company’s common stock at an exercise price of $5.00 per share. Each share of Series B Convertible Preferred Stock is convertible into ten shares of common stock, subject to adjustment for stock splits, dividends and the like. The net proceeds from the sale of the securities will be used by the Company for working capital and general corporate purposes.

The shares of Series B Preferred Stock and warrants were issued to the investors in a transaction exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated under such Act. Each of the investors are “accredited investors” within the meaning of Regulation D, and a Form D with respect to the transaction was timely filed with the Securities and Exchange Commission. The shares of Series B Preferred Stock and warrants, and the shares of common stock issuable upon the conversion and exercise, respectively, of such securities, may not be offered or sold in the United States, except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act. The Company has agreed to file, and to obtain and maintain the effectiveness of, a registration statement covering resales of the common stock underlying the Series B Preferred Stock and the warrants.

Item 3.    Defaults upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description

2.1	Prepackaged Plan of Reorganization of Redback Networks, Inc. dated November 3, 2003 (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

2.2	Order Confirming Prepackaged Plan of Reorganization of Redback Networks Inc. under Chapter 11 of the Bankruptcy Code (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-K filed on March 15, 2004).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on May 15, 2001).

3.3	Certificate of Designation of the Series B Convertible Preferred Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.1	Rights Agreement, dated as of June 12, 2001, as amended on May 21, 2002, October 2, 2003 and January 5, 2004, between Redback Networks Inc., and US Stock Transfer Corporation, as Rights Agent (which is incorporated herein by reference to (i) Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2001; (ii) Exhibit 4.2 of the Registrant’s Form 8-A/A filed on May 31, 2002; (iii) Exhibit 4.3 of the Registrant’s Form 8-A/A filed on October 2, 2003; and (iv) Exhibit 4.4 of the Registrant’s Form 8-A/A filed on January 12, 2004).

4.2	Investor’s Rights Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2002).

4.3	Form of Redback Networks Inc. Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.10 of the Registrant’s Form S-4 filed on August 22, 2003 (File No. 333-108170), as amended).

4.4	Form of Series B Preferred Stock Certificate of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.5	Form of Warrant to Purchase Common Stock of Redback Networks Inc., issued to TCV IV, L.P. and TCV IV Strategic Partners, L.P. on the Closing Date (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.6	Investor Rights Agreement, dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

Exhibit Number	Description

4.7	Securities Purchase Agreement, dated January 2, 2003, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.8(1)	Form of $5.00 Warrant to Purchase Common Stock of Redback Networks Inc.

4.9(1)	Form of $9.50 Warrant to Purchase Common Stock of Redback Networks Inc.

10.1	Employment Agreement between Redback Networks Inc. and Kevin A. DeNuccio, dated August 17, 2001 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2001).

10.2	Redback Networks Inc. 1999 Stock Incentive Plan Notice of Restricted Stock Award to Kevin A. DeNuccio dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.3(1)	Employment Agreement between Redback Networks Inc. and Georges Antoun, dated August 22, 2001 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002) and amendment thereto dated January 3, 2004 (filed herein).

10.4(1)	Employment Agreement between Redback Networks Inc. and Joel Arnold, dated December 17, 2001 (which is incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002) and amendment thereto dated January 3, 2004 (filed herein).

10.5	Employment Agreement between Redback Networks Inc. and Thomas L. Cronan III dated January 15, 2003 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

10.7	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Exhibit (a)(7) of the Registrant’s Tender Offer Statement on Schedule TO, filed on September 6, 2001 (File No. 005-57129), as amended).

10.8	Redback Networks Inc. 1999 Directors’ Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 filed February 2, 2000 (File No. 333-95947), as amended).

10.9	Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-4 filed on February 2, 2000 (File No. 333-95947), as amended).

10.10	Lease by and between CTC Associates II, LP and the Registrant, dated as of January 1, 2004 (which is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 15, 2004).

10.11	Manufacturing Services Letter Agreement between Redback Networks Inc. and Jabil Circuit Inc. dated September 14, 2000 (which is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.12	Financing Agreement, dated as of November 12, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2003).

Exhibit Number		Description

10.13		Amendment Number One, dated December 3, 2003, to Financing Agreement by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 15, 2004).

10.14		Termination letter relating to Financing Agreement, dated as of November 12, 2003 and amended December 3, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 15, 2004).

10.15		Letter of Credit issued by Silicon Valley Bank on behalf of the Registrant, dated January 5, 2004 (which is incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 15, 2004).

10.16		Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 10,2004 (which is incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K filed on March 15, 2004).

10.17	(1)	Settlement Agreement, dated February 11, 2004, between Redback Networks Inc. and Chanin Capital Partners, LLC.

10.18	(1)	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Roy D. Behren.

10.19	(1)	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Martin A. Kaplan.

10.20	(1)	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and William H. Kurtz.

31.1	(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith.

(b) Reports on Form 8-K.

On January 6, 2004, the Registrant filed a Current Report on Form 8-K (Item 5—Other Events; Item 7—Financial Statements and Exhibits) to report the announcement of the Registrant’s completion of a private placement of equity securities.

On January 6, 2004, the Registrant filed a Current Report on Form 8-K (Item 3—Bankruptcy or Receivership; Item 7—Financial Statements and Exhibits) to report the announcement that the Registrant’s plan of reorganization became effective by its terms and the Registrant emerged from bankruptcy at 6:00 p.m. Pacific time on January 2, 2004.

On January 6, 2004 the Registrant filed a Current Report on Form 8-K (Item 7—Financial Statements and Exhibits; Item 9—Regulation FD Disclosure) to report certain financial information under the prepackaged plan of reorganization as of November 20, 2003. (The information in this report was furnished and was not deemed filed under applicable rules and regulations).

On January 8, 2004, the Registrant filed an Amendment No. 1 to a Current Report on Form 8-K/A (Item 5—Other Events; Item 7—Financial Statements and Exhibits) to file certain documents relating to the Registrant’s private placement of equity securities.

On January 21, 2004 the Registrant filed a Current Report on Form 8-K (Item 7—Financial Statements and Exhibits; Item 12—Results of Operations and Financial Condition) to report the announcement of its financial results for the quarter and year ended December 31, 2003. (The information in this report was furnished and was not deemed filed under applicable rules and regulations.)

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

Date: May 10, 2004