Form 10-Q
period 2001-09-30
REDBACK NETWORKS INC
filed 2004-05-25
CIK 1081290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2001 was 158,235,497 shares, including shares issuable in exchange for our subsidiary's exchangeable shares.

REDBACK NETWORKS INC.

FORM 10-Q
September 30, 2001

2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REDBACK NETWORKS INC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$64,869	$31,237
Short-term investments	181,828	402,432
Accounts receivable, net	33,207	96,377
Inventories	64,336	17,207
Other current assets	23,371	23,754

Total current assets	367,611	571,007

Property and equipment, net	102,763	73,677
Goodwill and other intangibles, net	499,880	4,091,152
Other assets	26,068	34,688

Total assets	$996,322	$4,770,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	81,161	64,040
Accrued liabilities	117,527	41,200
Deferred revenue	10,936	11,080

Total current liabilities	209,624	116,320
Convertible subordinated notes	500,000	500,000
Other long-term liabilities	52,864	5,057

Total liabilities	762,488	621,377

Stockholders' equity:
Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized; none issued and outstanding	–	–
Common Stock, par value $0.0001 per share; 750,000 shares authorized; 158,235 and 153,731 shares issued and outstanding, respectively	5,324,528	5,255,261

Deferred stock compensation	(18,971)	(66,114)
Notes receivable from stockholders	(56)	(1,422)
Accumulated other comprehensive loss	(22,961)	(8,685)
Accumulated deficit	(5,048,706)	(1,029,893)

Total stockholders’ equity	233,834	4,149,147

Total liabilities and stockholders’ equity	$996,322	$4,770,524

See accompanying Notes to Condensed Consolidated Financial Statements.

3
[RETURN TO TABLE OF CONTENTS]

REDBACK NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000

Net revenues	$37,001	$80,558	$187,365	$163,449
Cost of revenues	69,837	32,924	254,222	56,073

Gross profit (loss)	(32,836)	47,634	(66,857)	107,376

Operating expenses:
Research and development (excluding stock compensation of $3,069, $1,789, $33,237 and $2,177, respectively)	26,605	22,639	84,109	58,561
Selling, general and administrative (excluding stock compensation of $1,301, $3,046, $17,859 and $3,707, respectively)	34,713	23,732	92,272	53,584
Impairment of goodwill	2,689,857	–	2,689,857	–
Restructuring charges	53,379	–	80,529	–
Amortization of intangible assets	314,406	280,493	943,789	630,727
In-process research and development	–	25,100	–	40,400
Stock compensation expense	4,370	4,835	51,096	5,884

Total operating expenses	3,123,330	356,799	3,941,652	789,156

Loss from operations	(3,156,166)	(309,165)	(4,008,509)	(681,780)
Interest and other income, net	4,736	8,785	10,219	17,319
Interest expense	(6,803)	(7,714)	(20,523)	(15,530)

Net loss	$(3,158,233)	$(308,094)	$(4,018,813)	$(679,991)

Basic and diluted net loss per share	$(21.71)	$(2.50)	$(28.45)	$(6.16)

Shares used in computing basic and diluted net loss per share	145,475	123,478	141,250	110,403

See accompanying Notes to Condensed Consolidated Financial Statements.

4
[RETURN TO TABLE OF CONTENTS]

REDBACK NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,018,813)	$(679,991)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	27,464	8,499
Amortization of goodwill and other intangibles	943,789	632,702
Stock compensation expense	51,096	5,884
Impairment of goodwill	2,689,857	—
Impairment of minority investments	11,379	—
In-process research and development	—	40,400
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	63,170	(43,849)
Inventory	(47,129)	(6,330)
Other current assets	436	(14,587)
Other assets	(4,548)	(15,226)
Accounts payable	17,052	35,391
Accrued liabilities	77,887	31,447
Deferred revenue	(144)	8,692
Other long-term liabilities	50,518	2,716

Net cash provided by (used in) operating activities	(137,986)	5,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(54,346)	(35,462)
Purchases of short-term investments	(513,752)	(539,497)
Sales of short-term investments	734,193	165,346
Other investments	—	(16,395)
Acquisition, net of cash acquired	1,603	(17,241)

Net cash provided by (used in) investing activities	167,698	(443,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes	—	486,443
Proceeds from the issuance of common stock, net	10,852	19,183
Principal payments under capital lease obligations and borrowings	(6,932)	(26,999)

Net cash provided by financing activities	3,920	478,627

Net increase in cash and cash equivalents	33,632	41,126
Cash and cash equivalents at beginning of period	31,237	13,888

Cash and cash equivalents at end of period	$64,869	$55,014

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,506	$739

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:
Issuance of Common Stock in acquisitions	$55,273	$5,102,013

See accompanying Notes to Condensed Consolidated Financial Statements.

5
[RETURN TO TABLE OF CONTENTS]

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.

Description of Business

Redback Networks Inc. (the "Company " or "Redback ") is a leading provider of solutions for next-generation metro broadband and optical networks. Redback's products, which consist of the Subscriber Management System and SmartEdgeTM product families, combine powerful, purpose-built networking hardware and software. These products are designed to enable carriers and service providers to build and operate next-generation metro broadband and optical networks. When deployed, these solutions deliver superior performance and scalability, reduce operational costs, and expedite the management and deployment of new services within metro networks.

2.	Summary of Significant Accounting Policies

        Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These statements should be read in conjunction with the audited financial statements included in the Company's 2000 Annual Report on Form 10-K and the unaudited financial statements included in the Company's 2001 first and second quarter filings on Form 10-Q. Results for interim periods are not necessarily indicative of results for the entire fiscal year. The Company has one reportable segment.

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

        Fiscal Calendar

The Company reports on a fiscal basis using a thirteen-week quarter with fiscal months, quarters, and years ending on Saturday.

6
[RETURN TO TABLE OF CONTENTS]

3.	Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
Net loss	$(3,158,233)	$(308,094)	$(4,018,813)	$(679,991)

Basic and diluted:
Weighted-average shares of common stock outstanding	155,103	148,201	154,417	133,146
Less weighted-average shares subject to repurchase	(9,628)	(24,723)	(13,167)	(22,743)

Weighted-average shares used in computing basic and diluted net loss per share	145,475	123,478	141,250	110,403

Basic and diluted net loss per share	$(21.71)	$(2.50)	$(28.45)	$(6.16)

For the three and nine month periods ended September 30, 2001, options to purchase 27,752,550 and 19,895,037 shares of Common Stock at an average exercise price of $5.27 and $18.04 per share, convertible promissory notes convertible into 2,621,500 and 2,621,500 shares of Common Stock and warrants to purchase 374,083 and 374,083 shares of Common Stock at an average exercise price of $2.11 and $2.11 per share, respectively, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

For the three and nine month periods ended September 30, 2000, options to purchase 24,922,150 and 22,403,130 shares of Common Stock at an average exercise price of $42.20 and $31.24 per share, respectively, convertible promissory notes convertible into 2,621,500 shares of Common Stock and warrants to purchase 440,570 shares of Common Stock at an average exercise price of $2.38 per share for both periods, have not been included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

4.

Acquisitions

        Merlin

On September 6, 2001, Redback closed the acquisition of Merlin Systems Corporation ( "Merlin "). In connection with the acquisition, Redback issued 3.5 million shares of its common stock and options and warrants in exchange for all outstanding shares of its common stock. The Company accounted for the acquisition as a purchase. The consolidated financial statements include the results of operations of Merlin commencing on September 7, 2001. Pro forma financial results are not presented as Merlin results of operations are not considered material to the Company's results of operations.

The purchase price, including costs directly related to the acquisition, was approximately $55.8 million. The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets acquired	$3,860
Non compete agreement	400
Goodwill	59,271
Deferred stock compensation	668
Liabilities assumed	(8,426)

Total purchase price	$55,773

Amounts allocated to the non compete agreement are being amortized over an estimated useful life of two years. Amounts allocated to goodwill are not being amortized pursuant to the provision of SFAS No. 142, "Goodwill and Other Intangible Assets ".

7
[RETURN TO TABLE OF CONTENTS]

                   Siara

On March 8, 2000, Redback and Siara Systems, Inc. ( "Siara ") completed their merger. In connection with the merger, Redback issued 57,388,818 shares of its common stock and options and warrants to purchase 5,295,038 shares of its common stock. Approximately $4.5 billion of goodwill and other intangibles were recorded as part of the purchase price allocation. (See Note 5.)

                   Abatis

On September 28, 2000, Redback closed the acquisition of Abatis Systems Corporation ( "Abatis "). In connection with the acquisition, Redback issued 1,632,978 shares of its common stock, a subsidiary of Redback issued 2,440,526 exchangeable shares, which holders may exchange for shares of Redback common stock on a one-for-one basis at any time, and Redback issued options to purchase 1,162,188 shares of Redback common stock. Redback has included the exchangeable shares in the number of common shares issued and outstanding. The Company recorded as part of the purchase price allocation approximately $606 million for goodwill and other intangibles and $63 million in deferred compensation. (See Note 5.)

5.

Selected Balance Sheet Data

	September 30, 2001	December 31, 2000
	(In thousands)

Inventory
Raw materials and WIP	$13,024	$7,453
Finished goods	51,312	9,754

Inventory	$64,336	$17,207

During the three and nine months ended September 30, 2001, the Company recorded provisions for inventory and related claims and commitments in excess of projected demand of $42.4 million and $131 million, respectively, which were recorded in cost of sales. These inventory charges were due to a sudden and significant decrease in the forecasted revenue and were calculated based on inventory levels in excess of forecasted demand for the products. Approximately $39.5 million of this charge is recorded in accrued liabilities for expected losses on inventory purchase commitments and claims.

	September 30, 2001	December 31, 2000
	(In thousands)
Goodwill and other intangibles assets, net
Goodwill	$465,626	$4,974,316
Existing technology	23,912	25,842
Workforce	30,282	30,700
Non compete agreements	10,400	10,000

	530,220	5,040,858
Accumulated amortization	(30,340)	(949,706)

Goodwill and other intangibles assets, net	$499,880	$4,091,152

8
[RETURN TO TABLE OF CONTENTS]

As a result of the recent sustained decline in the Company's market capitalization and the uncertain near term outlook for the Company, the Company conducted an assessment of its long-lived assets and recorded an impairment charge of $2.7 billion related to goodwill during the third quarter of 2001.

	September 30, 2001	December 31, 2000
Accrued liabilities
Accrued compensation	$11,497	$19,694
Accrued interest payable	12,500	6,250
Restructuring, current	23,543	—
Accrued inventory related commitments and claims	39,531	—
Other	30,456	15,256

Accrued liabilities	$117,527	$41,200

	September 30, 2001	December 31, 2000
	(In thousands)
Other long term liabilities
Capital lease and other borrowings, long-term	$2,259	$2,421
Long-term restructuring reserve	48,208	—
Other	2,397	2,636

Accrued liabilities	$52,864	$5,057

6.	Investments

The Company's practice is to buy foreign currency forward contracts to mitigate material exposures related to intercompany balances, such that gains and losses on these contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in "Other Income ", and have not been material in any of the periods presented. At September 30, 2001, there were no material foreign exchange exposures, and the Company held no outstanding foreign currency forward contracts.

The Company recorded an impairment charge of $11.4 million for certain of its minority investments during the nine months ended September 30, 2001. The impairments were due to a sustained decline in the market values of such companies. The investments now have a carrying value of $1.6 million at September 30, 2001.

9
[RETURN TO TABLE OF CONTENTS]

7.

Borrowings and Commitments

During March 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (the "Convertible Notes ") due in April 2007 raising net proceeds of approximately $486 million. The Convertible Notes are subordinated to all existing and future senior debt and to all indebtedness and other liabilities of the Company's subsidiaries. The Convertible Notes are convertible into shares of Redback Common Stock at any time before the close of business on the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $190.73 per share. On or after the third business day after April 1, 2003, the Company has the right at any time to redeem some or all of the notes at the redemption price plus accrued interest. However, the notes will not be redeemed on or after the third business day after April 1, 2003 and before April 1, 2005 unless the closing price for the Company's common stock exceeds 140% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the notice of redemption. Each holder of the Convertible Notes may convert their notes prior to redemption or repurchase. Interest is payable semiannually. The Company paid approximately $14 million for debt issuance costs related to the Convertible Notes, which is being amortized to interest expense over the term of the notes using the effective interest method. The Convertible Notes are redeemable at their face value in an acquisition or merger of the Company.

8.

Other Comprehensive Loss

Other comprehensive loss for the nine months ended September 30, 2001 primarily consisted of foreign currency translation losses of $14.1 million. Other comprehensive loss for the three months ended September 30, 2001 consisted of foreign currency translation losses of $12.9 million and an unrealized gain on investments of $2.3 million.

9.

Restructuring

Consolidation of facilities

During the nine months ended September 30, 2001, the Company recorded a $76.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate is based on current comparable rates for leases and anticipated dates that these properties are subleased. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.

Work force reductions

In April and October 2001, the Company announced plans to reduce its workforce by a total of approximately 325 people. The Company recorded a charge of $3.9 million for these termination benefits in the second quarter of 2001 and expects to record a charge of approximately $4.0 million for severance benefits in the fourth quarter of 2001. In addition, the Company recorded non-cash stock compensation expense of $10.8 million during the three months ended June 30, 2001 related to the acceleration of vesting of options held by certain terminated employees.

The company 's restructuring related reserves are summarized as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Accrual at September 30, 2001

Workforce reduction	$3,903	$0	$3,903	$0
Excess facilities charges	76,629	0	4,875	71,754
Total	$80,529	$0	$8,775	$71,754

The restructuring accrual is included on the balance sheet in accrued liabilities and other long-term liabilities. Amounts related to the consolidation of facilities will be paid over the related lease terms through June 2012.

10
[RETURN TO TABLE OF CONTENTS]

10.	Legal Proceedings

Between July 3, 2001 and July 29, 2001, several securities class action complaints were filed against the Company 's lead underwriters for its initial public offering, the Company and two of the Company's former officers and directors in the United States District Court for the Southern District of New York. The complaints allege that the Company's lead underwriters, the Company and the other named defendants violated federal securities laws by making material false and misleading statements in the Company's prospectus incorporated in its registration statement on Form S-1 filed with the SEC in May 1999. The complaints are generally related to the alleged receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock in the Company's initial public offering. The complaints are currently in the process of being consolidated into a single action. The Company believes that the claims against it are without merit and intends to defend against the complaints vigorously.

11.	Stock Programs

Stock rights plan

On June 12, 2001, the Board of Directors approved a dividend distribution of one Preferred Share Purchase Right (a "Right ") on each outstanding share of its Common Stock. The Rights become exercisable, at an initial exercise price of $83.28, if a person or group acquires 15 percent or more, or announces a tender offer for 15 percent or more, of the Common Stock. Each Right entitles its holder to purchase a number of shares of Common Stock having a market value at that time of twice the Right's exercise price. Rights held by the Acquiring Person will become void. If the Company is acquired in a merger or other business combination transaction after a person acquires 15 percent or more of the Company's Common Stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. The Company may redeem the Rights at $.0001 per Right at any time. The dividend was distributed on July 15, 2001 to shareholders of record on June 27, 2001. The Rights will expire in ten years

11
[RETURN TO TABLE OF CONTENTS]

Salary for stock option exchange program

On July 30, 2001 the Company announced a plan to reduce the salaries of its executives and certain other employees who elect to participate by 10%-25% in exchange for stock options issued under terms pursuant to the program. The salary reduction will be effective between August 16, 2001 and March 31, 2002. The number of options issued is determined by dividing the salary reduction amount by an amount equal to two thirds of the market price of the company 's stock at the date of the grant. The exercise price of the options will be one third of that market price. Employees leaving the company voluntarily before August 16, 2002 will forfeit the options and will not receive reimbursement of the salary reduction. The Company recorded deferred stock compensation of approximate $873 thousand, representing the difference between the exercise price of the options and the fair market value of the Company 's stock on the date the options were granted. The deferred stock compensation is being amortized to expense over the one year vesting period.

Voluntary stock option replacement program

On August 8, 2001, the Board of Directors approved a voluntary stock option replacement program in which eligible employees were offered the opportunity to replace certain outstanding stock options to purchase shares of the Company's common stock that were granted before August 1, 2001 and which had an exercise price of more than $6.50 per share with new non-qualified stock options to be granted under the Company's 1999 Stock Incentive Plan, as amended. Members of the board of directors were not eligible to participate in the program. The Company commenced the offer on September 6, 2001 and the offer expired on October 12, 2001. The new options were granted on October 15, 2001. The number of shares subject to the new options granted to each eligible participating employee was determined according to the exercise price of the new options tendered. Subject to any adjustments for stock splits, stock dividends and similar events (and rounded down to the nearest whole number), the replacement ratios were as follows: (i) an old option to purchase stock with an exercise price of $40.00 per share or less was replaced with a new option for the same number of shares; (ii) an old option to purchase stock with an exercise price between $40.01 per share and $80.00 per share was replaced with a new option equal to one (1) share for every five (5) shares covered by the old option; and (iii) an old option to purchase stock with an exercise price above $80.00 per share was replaced with a new option equal to one (1) share for every ten (10) shares covered by the old option. For executive officers who participated in the offer, the exercise price of the new options is $4.17 per share, and for non-executive officer employees who participated in the offer; the exercise price of the new options is $3.60 per share. In addition, the term of each new option is for a maximum of five (5 years, and the vesting start date for each new option is August 8, 2001. The type of vesting schedule (i.e. 48 month, 12 month, etc.) of each new option is the same type as that of the old option it replaced.

Pursuant to the terms and conditions of the offer, a total of 737 eligible optionees participated in the program. We accepted for cancellation options to purchase 21,132,820 shares of our common stock, and granted new options to purchase 14,205,557 shares of our common stock. The program results in variable accounting treatment for all of the options subject to the offer upon the closing of the offer, as well as for certain options granted in the six month periods prior to and following the exchange. The related stock compensation expense will fluctuate based on a number of factors including changes in quoted prices for the Company's Common Stock and actual vesting exercises, forfeitures and cancellations.

12.	New Accounting Pronouncements

In July 2001, the FASB issued SFAS 141 and SFAS 142, which eliminates amortization of goodwill and requires an impairment-only approach. In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ".

The Company will adopt SFAS 142 and SFAS144. It is not practical to determine the impact these standards will have on future periods. Amortization of goodwill for the three and nine months ended September 30, 2001 was $310.6 million and $931.8 million, respectively.

13.	Subsequent Events

Subsequent to September 30, 2001, the Company has purchased approximately $22.5 million of the Convertible Subordinated debentures originally issued in March 2000 (See Note 7), realizing a gain of approximately $10.8 million, which will be recognized in Q4 2001. The Company may from time to time purchase additional convertible notes if they become available on terms considered favorable to the Company.

On October 9, the Company was served with notice that Arrow Electronics had commenced an action against the Company, seeking damages in excess of $54 million relating to inventory procured and manufactured on behalf of the Company. The Company believes that a substantial portion of the inventory covered by the claim is defective and unusable. The Company intends to contest the claim and management believes that the likely amount of any settlement or judgment will not be materially different from amounts the Company has reserved and accrued as of September 30, 2001. However, there can be no assurance that the ultimate settlement or judgment will not be materially different than the amounts estimated by the Company.

On November 12, 2001, the Company 's Board of Directors elected Don Listwin, President and Chief Executive Officer of Openwave Systems Inc. as a Director of the company. He will serve on the Board of Directors until the next annual meeting.

12
[RETURN TO TABLE OF CONTENTS]

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding Redback's "expectations ", "beliefs ", "hopes ", "intentions ", "strategies ", "estimates ", "projections " or the like. Such statements are based on management's current expectations, and Redback cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of the risk factors we have identified as material risks discussed in this Form 10-Q and other documents we file with the Securities and Exchange Commission, including our most recent reports on Form 8-K and Form 10-K, and any amendments thereto.

    General

Redback Networks Inc. (the "Company " or "Redback ") is a leading provider of solutions for next-generation metro broadband and optical networks. Redback's products, which consist of the Subscriber Management System and SmartEdgeTM product families, combine powerful, purpose-built networking hardware and software. These products are designed to enable carriers and service providers to build and operate next-generation metro broadband and optical networks. When deployed, these solutions deliver superior performance and scalability, reduce operational costs, and expedite the management and deployment of new services within metro networks.

We sell our products through a direct sales force, resellers and distribution partners. Our products are used by many of the largest carriers and service providers worldwide. We anticipate that a small number of customers will continue to account for a majority of our revenues.

On September 6, 2001, Redback closed the acquisition of Merlin. In connection with the acquisition of Merlin, Redback issued 3.5 million shares of its common stock and options and warrants in exchange for all outstanding shares of Merlin 's common stock and options and warrants. See further discussion regarding the merger in Note 4 to the Condensed Consolidated Financial Statements.

    Results Of Operations

Net Revenues

Net revenues for the nine months ended September 30, 2001 increased 15% to $187.4 million from $163.4 million for the same nine months in the prior year. The increase was primarily a result of increased unit sales of the existing SMS product family as well as sales for our SmartEdge 800.

Our net revenues decreased 54% to $37.0 million for the three months ended September 30, 2001 from $80.6 million over the same three months in the prior year and revenues have declined sequentially, from $115 million in Q4 2000 to $91 million in Q1 2001, and $59 million in Q2 2001 as our customers have reduced their capital spending in response to current market conditions. The Company expects revenue to remain relatively flat in the fourth quarter of 2001 compared to the third quarter of 2001. However, there can be no assurance that we will be able to reach these revenue levels. If we are unable to increase revenues in future quarters, our net losses will continue.

13
[RETURN TO TABLE OF CONTENTS]

Cost of Revenues; Gross Margin

Our cost of revenues increased to $69.8 million for the three months ended September 30, 2001 from $32.9 million for the same period in the prior year. Cost of revenue for the nine months ended September 30, 2001 increased to $254.2 million from $56.1 million for the same period in the prior year. Gross margin was a negative 89% for the three months ended September 30, 2001 compared to 59% for the same period in the prior year. Gross margin for the nine months ended September 30, 2001 was a negative 36% compared to 66% for the same period in the prior year. The negative margins in these periods can be largely attributed to charges for excess inventories and purchase commitments and claims totaling approximately $42.4 million and $131 million during three and nine months ended September 30, 2001, respectively. The remaining decrease in gross margin can be attributed to a shift in product mix from the higher margin, SMS products, to the lower margin, SmartEdge product. In addition, margins were affected by competition for market share in international markets. The Company's gross margin will fluctuate in the future based on several factors, which include our ability to:

1)	Control the mix of sales between our SMS and SmartEdge product families,
2)	Introduce competitive product enhancements and upgrades,
3)	Introduce new products,
4)	Control inventory costs, and manage inventory levels,
5)	Maintain current price levels in an increasingly competitive environment, and
6)	Manage product transitions.

Operating Expenses

Research and development expenditures increased in the three and nine months ended September 30, 2001 to $26.6 million from $22.6 million, and to $84.1 million from $58.6 million for the same periods in the prior year. This increased investment was primarily attributable to the development of the SmartEdge product family and an overall increase in development personnel focusing on new products and existing product enhancements in part due to acquisitions. We expense research and development expenses as incurred. Because the market for our products is characterized by rapidly changing technology, industry standards and customer demands, our research and development expenses are expected to continue to be significant expenses in future periods.

Selling, general and administrative expenditures increased in the three and nine months ended September 30, 2001 to $34.7 million from $23.7 million, and to $92.3 million from $53.6 million for the same periods in the prior year. This increase was mainly due to the hiring of additional sales and administrative personnel in part due to acquisitions. Additional marketing expenses were also incurred to promote our new and existing products. We currently anticipate that selling, general, and administrative spending will remain substantially flat while we manage our spending through the current revenue downturn.

As a result of a sustained decline in our business and reduced forecasts for future periods, we performed an impairment review of our goodwill and other intangible assets in the third quarter of 2001. Based on a discounted cash flow analysis, we recorded an impairment charge of $2.7 billion related to goodwill during the third quarter of 2001. This reduction resulted from the recent sustained decline in our market capitalization and the uncertain near term outlook for our business, consistent with the telecommunications industry.

For the nine months ended September 30, 2001, the Company incurred a $76.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate is based on current comparable rates for leases in the respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate. In addition, in April and October 2001, the Company announced plans to reduce its workforce by approximately 325 people. The Company recorded a charge of $3.9 million for termination benefits in the second quarter of 2001 and expects to record a charge of approximately $4.0 million for these benefits in the fourth quarter of 2001.

14
[RETURN TO TABLE OF CONTENTS]

The company’s restructuring related reserves are summarized as follows (in thousands):

	Total Charges	Noncash Charges	Cash Payments	Restructuring Accrual at September 30, 2001

Workforce reduction	$3,903	$0	$3,903	$—
Consolidation of excess facilities and other charges	76,629	0	4,875	71,754
Total	$80,529	$0	$8,775	$71,754

The restructuring accrual is included on the balance sheet in accrued liabilities and other long-term liabilities. Amounts related to the consolidation of facilities will be paid over the related lease terms through June 2012.

Amortization of intangible assets increased in the three and nine months ended September 30, 2001 to $314.4 million from $280.5 million, and to $943.8 million from $630.7 million for the same periods in the prior year due to amortization of goodwill and other intangible assets related to the merger with Siara Systems in March 2000 and the acquisition of Abatis in September 2000. As a result of the impairment of goodwill recorded in the third quarter of 2001, amortization expense in the fourth quarter of 2001 will be approximately $50 million. Beginning January 1, 2002, we will no longer amortize goodwill in accordance with SFAS 142.

Stock compensation expense decreased in the three months ended September 30, 2001 to $4.4 million from $4.8 million for the same period in the prior year. The decrease in stock compensation was due to the termination of employees prior to their vesting in certain options. Stock compensation expense increased in the nine months ended September 30, 2001 to $51.1 million from $5.9 million for the same period in the prior year. The increase in stock compensation can be attributed to the assumption of stock option grants in connection with acquisition activity, stock option grants made below fair market value to certain key employees, and additional compensation recorded in the second quarter of fiscal 2001 for the acceleration of stock option vesting for certain terminated employees. In addition, the Company recorded non-cash stock compensation expense of $10.8 million during the three months ended June 30, 2001 related to the acceleration of vesting of options held by certain terminated employees. In future periods, we will record variable stock compensation expense which may fluctuate significantly from period to period, as a result of the voluntary stock option replacement program.

Net interest and other income decreased to $4.7 million for the three months ended September 30, 2001 from a $8.8 million for the same period in the prior year due primarily to the interest earned on smaller invested cash and investment balances coupled with overall lower interest rates. Interest and other income decreased to $10.2 million for the nine months ended September 30, 2001 from $17.3 million for the same period in the prior year. This was caused by lower average invested cash balances in the current year period and by the impairment of certain of the company ’s minority investments totaling $11.4 million in second quarter and third quarters of 2001. The impairments were due to a sustained decline in the market values of such companies. The investments now have a carrying value of $1.6 million at the September 30, 2001.

Interest expense decreased in the three months ended September 30, 2001 to $6.8 million from $7.7 million for the same period in the prior year due primarily to lower average borrowing and capital lease obligations in the current year. Interest expense increased in the nine months ended September 30, 2001 to $20.5 million from $15.5 million for the same period in the prior year due primarily to interest expense arising from our $500 million offering of convertible subordinated notes issued in March 2000.

No provisions for income taxes have been recorded, as the Company has incurred net losses since inception.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity as of September 30, 2001 consisted of approximately $246.7 million in cash, cash equivalents and short-term investments. Since our inception, we have financed our operations through both private and public sales of debt and equity securities, bank borrowings and equipment lease financing.

15
[RETURN TO TABLE OF CONTENTS]

During the nine months ended September 30, 2001, we used approximately $138.0 million in operating activities, as compared to the same period in the prior year where we generated $5.7 million from operating activities. In the nine months ended September 30, 2001, cash was used to fund increased inventory, partially offset by increased collection in accounts receivable, an increase in accounts payable and an increase in accrued liabilities. Our net accounts receivable balance decreased from $96 million at December 31, 2000 to $33 million at September 30, 2001, with our "Days Sales Outstanding " (DSO's) increasing from 75 days at June 30, 2001 to 82 days at September 30, 2001.

Investments in property and equipment increased to $54.3 million in the nine months ended September 30, 2001 from $35.5 million in the same period in 2000. This increase consisted primarily of purchases of machinery and equipment for our research and development organization, software and other related implementation costs associated with our new internal business systems applications, and our new facilities. We expect our capital expenditures to remain a significant use of cash. The timing and amount of future capital expenditures will depend primarily on our future growth.

We believe that our existing cash and investment balances and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements for the next twelve months and for the foreseeable future thereafter. However, additional capital may need to be raised if (i) revenues grow rapidly which would require increased cash investments in accounts receivable and inventories, (ii) revenues and cash flow from operations are less than what we predict, or (iii) unexpected events require us to do so. The availability of additional capital is dependent on a number of factors including current market conditions and our financial condition, so additional capital may not be available at all, or may only be available on terms unfavorable to us, when we need it. Any additional issuance of equity or equity-related securities may be dilutive to our stockholders

16
[RETURN TO TABLE OF CONTENTS]

Risk Factors

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

  Our business is difficult to evaluate because we have a limited operating history

We were founded in August 1996 and began shipping products in material quantities in the second quarter of 1998. You should consider the risks and difficulties frequently encountered by companies like us that are developing and selling products for new and rapidly evolving markets. Our ability to sell products and services, and the level of success, if any, we achieve, depends, among other things, on the level of demand for broadband access services, a relatively new and rapidly evolving market, and the resurgence of capital spending by the broadband service providers. Our business strategy may be unsuccessful and we may not successfully address the risks we face.

  We have a history of losses and expect to incur future losses

We incurred net losses of approximately $3.2 billion for the three months ending September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $5.0 billion. We have incurred significant net losses in the past and expect to continue to incur significant net losses in the future.

To date, we have funded our operations from both private and public sales of equity securities and notes, from bank borrowings and by means of equipment lease financing. We expect to continue to incur significant product development, sales and marketing, and general and administrative expenses. As a result, we must generate significant revenues to achieve profitability. Revenue has declined significantly in recent quarters and we cannot predict when market growth will return, nor the impact of this future growth to our revenue outlook. Further, we cannot be certain that we can attain profitability on a quarterly or annual basis in the future.

  A further decline in the demand for broadband access services would seriously harm our sales and operating results

Sales of our products depend on the increased use and widespread adoption of broadband access services, and the ability of our customers to market and sell broadband access services. Our sales over the recent quarters have been adversely affected by a slow down in capital spending by broadband access service providers. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our sales, customers or business. We believe that, in light of these events, some businesses may further curtail or eliminate capital spending on broadband access services. If capital spending in our markets declines, it may be necessary for us to gain significant market share from our competitors in order to achieve our financial goals and achieve profitability.

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

security;
reliability;
bandwidth;
congestion;
cost;
ease of access; and
quality of service.

    Even if these issues are resolved, the market for products that provides broadband access to the Internet and to corporate networks could still fail to develop, or develop at a slower pace than anticipated. Although sales to the broadband service provider market have grown historically, this market is characterized by large and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that broadband service providers are affected by regulatory, business and economic conditions and climate. Additionally, the general downturn in the

17
[RETURN TO TABLE OF CONTENTS]

domestic and international economic growth has negatively affected and will continue to negatively affect the growth of the broadband access market and sales to broadband service providers as customers of ours and potential customers reduce network spending and otherwise curtail expansion opportunities.

Our quarterly operating results have fluctuated and are expected to continue to fluctuate significantly, which could cause the price of our securities to be volatile or to decline

The concerns we discuss under "Risk Factors " are likely to cause quarterly fluctuations in revenues and operating results. Additionally, our quarterly operating results are likely to be affected by other factors. These factors include the timing of significant sales to large customers, our ability to control expenses and the timing differences between when we incur expenses and when we realize benefits, if any, from such expenditures. A high percentage of our expenses, including those related to engineering, sales and marketing, research and development, and general administrative functions, are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results are likely to be materially adversely affected. In the future, we may increase our operating expenses to expand our engineering and sales and marketing operations, broaden our customer support capabilities, develop new distribution channels, fund increased levels of research and development and build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, our business, results of operations and financial condition could be materially adversely affected.

Because we rely on patent, trademark, trade secret and copyright laws both to protect our proprietary technology and to protect us against claims from others, any expenses associated with any litigation, including litigation involving our intellectual property would also affect our quarterly operating results.

Due to these and other factors discussed in this "Risk Factors " section, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock and convertible notes would likely decrease.

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

Our sales would suffer if one or more of our key customers substantially reduced its orders for our products

In each of the periods presented, we have had at least one customer that accounted for 10% or more of our total revenue in the quarter. In the nine months ended September 30, 2001, Qwest Communications and Verizon Communications accounted for 22% and 16% of our total revenue, respectively. For the twelve months ended December 31, 2000, sales to Qwest Communications and Genuity accounted for 15% and 10% of our total revenue, respectively. We anticipate that a small number of customers will continue to account for a majority of our quarterly revenue. However, we do not have any contracts or other agreements that guarantee continued sales to these or any other customers. As we have experienced in the recent quarters, if our customers may alter their purchasing habits, encounter a shortage of capital or reevaluate their need for our products or purchase competing products. If we fail to receive a large order in any period, our business, results of operations and financial condition would be materially adversely affected due to shortfall in revenues. Because we sell primarily to major corporate customers, our business also depends on general economic and business conditions that are likely to affect these customers.

18
[RETURN TO TABLE OF CONTENTS]

Our operating results may suffer due to risks associated with mergers and acquisitions generally

We expect to explore strategic acquisition and expansion opportunities. The networking industry includes numerous relatively small companies which will need to merge, or be acquired in order to survive. We are not currently engaged in any significant merger discussions, but if we do not participate in this consolidation, either as an acquirer or as a target company, we may find it difficult to compete against the resulting larger competitors. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the tangible net assets of the acquired businesses. As a result, we would be required to record material goodwill and other intangible assets that would result in significant amortization or impairment charges in future periods, such as the $2.7 billion goodwill impairment we recorded in the third quarter of 2001. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Further, we must successfully combine the acquired businesses. We may not be able to integrate the technologies and operations quickly and smoothly enough to ensure an accretive transaction. In the event that our integration does not go smoothly, serious harm to our business, financial condition and business prospects may result. Integrating acquired businesses entails significant diversion of management's time and attention. The integration of technology, products and services may require the partial or wholesale conversion or redesign of some or all of our technologies, products and services or those of the acquired business. In addition, we may be required to spend additional time or money on integration that would otherwise have been spent on developing our business and services or other matters.

As a result of the recent sustained decline in the Company 's market capitalization and the uncertain near term outlook, the Company recorded an impairment charge of $2.7 billion related to goodwill from acquisition during the third quarter of 2001. If such factors continue, we may be required to provide further impairment charges against our goodwill and other intangible assets, which approximated $499.9 million at September 30, 2001. These reviews could result in a significant charge to earnings in the period any impairment is determined.

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

In the past, securities class action litigation has often been brought against companies, in particular following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management 's attention and resources, which could seriously harm its business.

Our gross margin may continue to decline

Our gross margin may continue to decline in the future due to several factors. These factors include our ability to control the mix of sales between these products, our ability to maintain current price levels and lower selling prices on higher volume customer purchases. Gross margin will also likely fluctuate depending on our ability to introduce new products, competitive product enhancements and upgrades and our ability to control inventory costs. If we do not introduce new products with a higher margin, and are required to sell current products at a higher discount to remain competitive, our gross margin will decline. Repositioning of products to meet current market requirements places them under competitive pressure and may result in reduced margins.

Our operating results will suffer if we fail to commercialize new product lines

The SMS and SmartEdge families of products are the only products that we currently sell. We cannot be certain these products or any future products will achieve widespread market acceptance. Our inability to timely and successfully introduce new products and enhancements such as our SE router, or the failure of these new products or enhancements to achieve market acceptance, could materially adversely affect our operating results, financial condition or business prospects.

19
[RETURN TO TABLE OF CONTENTS]

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

If our products do not anticipate and meet specific customer requirements and demands, our sales and operating results would be adversely affected

Many of our customers require product features and capabilities that our products may not have. The requirement that we add features to our products in order to achieve a sale may result in a longer sales cycle, increased research and development expenses and reduced margins on our products. To achieve market acceptance for our products, we must effectively and timely anticipate and adapt to customer requirements and offer products and services that meet customer demands. There can be no assurance that we will be able to provide a product that will satisfy customer demands, or that the standards we choose to develop will position our products to compete with others on the market. Our failure to develop products or offer services that satisfy customer requirements would materially adversely affect our sales, operating results, financial condition and business prospects because customers will not place orders with us.

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

Any failure to remain competitive in our industry would impair our operating results and business prospects by reducing our ability to attract customers

We may be unable to compete successfully with current or future competitors. Currently, competition in our market is intense. The broadband access markets we are targeting are new and rapidly evolving and we expect these markets to be highly competitive in the future. In addition, we expect new competitors to emerge in the broadband access market as that market evolves due to technological innovation and regulatory changes. We face actual and potential competition from public and private companies providing various kinds of equipment that allows our customers to provide networking services to their customers. For instance, Cisco, the leading provider of routers, also offers products that compete directly with our products, and provides a comprehensive range of other access systems. In addition, new "start-up " companies continue to announce their plans to develop "next generation " products that would compete directly with our products.

We expect companies that offer access concentrators, which are devices used to gather together high-speed Internet users, and routers to incorporate some subscriber management functionality into their products. These companies include Cisco, Nortel Networks

20
[RETURN TO TABLE OF CONTENTS]

and Lucent Technologies. In addition, there are several other companies that provide subscriber management features in access concentrators or routing platforms.

Many of our principal competitors, including Alcatel, Cisco, Fujitsu, Lucent Technologies, Nortel Networks, Siemens through its Unisphere division, Juniper Networks, and some companies that may compete with us in the future, are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. Any of these acquisitions could give the acquiring competitor a strategic advantage that may disrupt our marketing and sales efforts.

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

Interruptions affecting our contract manufacturers or suppliers could disrupt production, compromise our product quality and adversely affect our sales

We currently use a limited number of third party manufacturers to assemble, test and ship our products and are actively working to reduce the limited number further. We may not be able to effectively manage our relationship with these manufacturers and such manufacturers may not meet our future requirements for timely delivery. Any interruption in the operations of our contract manufacturers would adversely affect our ability to meet our scheduled product deliveries to our customers. This could cause the loss of existing or potential customers and could materially adversely affect our sales and operating results.

In addition, the products that these manufacturers build for us may be insufficient in quality or in quantity to meet our needs or the needs of our customers. These manufacturers may not meet the technological, delivery, or cost requirements of our current products or any future products that we may develop and introduce. The inability of our contract manufacturers in the future to provide us with adequate supplies of high-quality products, or the loss of our contract manufacturers in the future, would cause a delay in our ability to fulfill customer orders while another manufacturers begins production and would have a material adverse effect on our sales and operating results.

We currently purchase several key components used in our products from single or limited sources of supply and solely rely on Jabil Circuits for contract manufacturing services and non key component procurements. IBM is the foundry for a number of our application specific integrated circuits or ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our manufacturers may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability to us of these components. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive.

21
[RETURN TO TABLE OF CONTENTS]

Our business is subject to the risks of earthquakes and other catastrophic events

Our corporate headquarter, including most of our research and development operations, is located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, could materially adversely affect our sales and operating results. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could materially adversely affect our sales and operating results.

Interruptions in delivery of power could disrupt normal business operations and adversely affect our delivery schedules

Our corporate headquarters, a portion of our research and development activities, other business operations and a certain number of our suppliers and manufacturers are located in California. In 2001, California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts. " If these blackouts resume, they could cause disruptions to our operations and the operations of our suppliers, manufacturers and customers. Any significant or extended power outages could disrupt our business operations. Unexpected power disruptions could result in loss of data and interruption of development efforts. Extended power outages would adversely affect our ability to meet scheduled product deliveries to our customers and could materially adversely affect our sales and operating results.

As a result of the continuing shortage of power in California, our costs of power in California may rise significantly, which may increase our operating expenses and those of our customers.

If we fail to match production with product demand, we may need to incur additional costs

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, or if any components become obsolete between order and delivery time, we may have excess or inadequate inventory of materials and components. Excess inventory could materially adversely affect our operating results due to increased storage or obsolescence costs. Through September 30, 2001, the Company recorded inventory write-downs that totaled $131 million for inventory and related claims and commitments in excess of projected demand.

In order to meet our inventory needs in the future, we may also incur expedite fees charged by our suppliers, which could materially adversely affect our product margins.

If we fail to attract or retain employees or properly manage our growth, we may not be able to timely develop, sell or support our products

We have expanded our operations rapidly since our inception. The number of our employees increased from inception in August 1996 to approximately 1,200 on September 30, 2000. On September 30, 2001, the number of our employees was 1,012.

Our future performance depends on our continuing ability to attract and retain highly qualified technical and managerial personnel in this volatile environment. Our ability to continue to attract and retain highly skilled personnel is a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. Employees who have been with the Company prior to the IPO are most likely to leave for new challenges and opportunities. The loss of the services of key personnel or the inability to continue to attract, assimilate or retain qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

If we become subject to employment related claims, we could incur substantial costs in defending against these claims

Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have received in the past, and may receive in the future, claims of this kind as we seek to hire qualified personnel and those claims may result in material litigation. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of their merits. In addition, defending ourselves from such claims could divert the attention of our management away from our operations. We may need to bring actions against other companies if they engage in unfair hiring practices of our employees.

Our business may suffer slower or less growth due to further government regulation of the communications industry

22
[RETURN TO TABLE OF CONTENTS]

The jurisdiction of the Federal Communications Commission, "FCC ", extends to the communications industry, to our customers and to the products and services that our customers sell. Future FCC regulations, or regulations established by other regulatory bodies, may slow or end the growth of the broadband access services industry. Regulation of our customers may materially harm our business and financial condition. For example, FCC regulatory policies that affect the availability of data and Internet services may impede our customers' penetration into broadband access markets. In addition, international regulatory bodies are beginning to adopt standards for the communications industry. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would materially harm our business, results of operations and financial condition.

Our expansion to international markets will involve new risks

For the nine months ended September 30, 2001 we derived 49% of our revenues from sales to customers outside the United States. For the years ended December 31, 1998, 1999 and 2000, we derived approximately 15%, 7%, and 29%, respectively, of our revenues from sales to customers outside the United States. Our ability to achieve future success will depend in part on the expansion of our international sales and operations. Our international presence exposes us to foreign market risks, including, among others, foreign currency fluctuations, language and cultural barriers, unexpected regulatory requirements and protectionist laws, and political, legal and economic instability in foreign markets. Specifically, we have identified the following risks:

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

23
[RETURN TO TABLE OF CONTENTS]

The Company has in the past and may in the future receive letter or other claims that our products infringe upon their proprietary rights. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves or our customers, manufacturers or suppliers against alleged infringement of intellectual property rights. Many patents have been issued in the United States and throughout the world relating to many aspects of networking technology. We could incur substantial costs to prosecute or defend this litigation. In addition, intellectual property litigation could force us to do one or more of the following:

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

We have insufficient cash flow to meet our debt service obligations

We have substantial amounts of outstanding indebtedness, primarily our convertible notes. We also may obtain additional long-term debt and working capital lines of credit. As a result of this indebtedness, our principal and interest payment obligations are significant. Currently, our earnings are insufficient to cover our anticipated debt service obligations. There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due.

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

24
[RETURN TO TABLE OF CONTENTS]

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

  Hostile-takeover measures could prevent takeover or acquisition of our company

We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting business combinations without the approval of the holders of substantially all of our outstanding voting stock, which could limit the price that some investors might pay for shares of our common stock. In addition, in June, 2001, the board of directors adopted a shareholder rights plan which grants significant rights to common shareholders under certain conditions if the Company is acquired. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of our business.

  If we fail to rent out already committed excess office space, our financial condition will be seriously harmed

We are committed to long-term leases for approximately eight hundred thousand square feet of office space, of which we occupy approximately two hundred and fifty thousand square feet, and we are attempting to rent out the remainder of the available space. A substantial amount of the space is available for rent at current market rates that are significantly less than the lease rates we are paying, due to the current depressed state of the real estate market. In addition, the lease agreements involve a substantial committed cash outflow, whereas substantially all of the property is either available for rent, or rented to "start-up " companies, which have uncertain longer-term outlooks. This real estate is a substantial use of our cash resources and will continue to be a use of cash for the foreseeable future.

   Item 3. Qualitative and Quantitative Disclosures about Market Risk

As of September 30, 2001, we maintained cash and cash equivalents and short-term investments of $246.7 million. We also have long-term debt with fixed interest rates totaling $500.0 million. If interest rates were to decrease by 10% of current market rate, our interest income would decrease by approximately $1.2 million.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001 we commenced using foreign exchange contracts to hedge significant inter company account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in "Other Income ", and have not been material in any of the periods presented. At September 30, 2001, there were no material foreign exchange exposures, and the Company held no outstanding foreign currency forward contracts. Our policy is not to use hedges or other derivative financial instruments for speculative purposes.

25
[RETURN TO TABLE OF CONTENTS]

A sensitivity analysis assuming a hypothetical 10% movement in foreign exchange rates applied to our hedging contracts and underlying balances being hedged throughout 2001 indicated that these market movements would not have a material effect on our business, operating results, or financial condition. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges. Foreign currency rate fluctuations can impact the U.S. dollar translation of our foreign operations in our consolidated financial statements. In 2000 and 1999, these fluctuations have not been material to our operating results. Separate from our financial hedging activities, material changes in foreign exchange rates, interest rates, and, to a lesser extent, commodity prices could cause significant changes in our operating costs.

Impairment of investments in non-publicly traded companies is assessed quarterly based upon the investee company's business prospects, financial condition, subsequent private financings, liquidity and comparable public company market values. If we determine an impairment is necessary, the cost basis of the investment will be written down and the amount of the write down will be reflected as a charge to earnings in accordance with generally accepted accounting principles. The Company recorded an impairment charge of $11.4 million for certain of its minority investments during the nine months ended September 30, 2001. The impairments were based on the uncertain near term outlook for the investments, and the reduced market capitalization of similar public companies. The investments now have a carrying value of $1.6 million at September 30, 2001.

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

On October 9,the Company was served with notice that Arrow Electronics had commenced an action against the Company, seeking damages in excess of $54 million relating to inventory procured and manufactured on behalf of the Company. The Company believes that a substantial portion of the inventory covered by the claim is defective and unusable. The Company intends to contest the claim and management believes that the likely amount of any settlement or judgment will not be materially different from amounts the Company has reserved and accrued as of September 30, 2001. However, there can be no assurance that the ultimate settlement or judgment will not be materially different than the amounts estimated by the Company.

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

26
[RETURN TO TABLE OF CONTENTS]

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description

10.1	Employment Agreement between Redback Networks, Inc. and Kevin A. DeNuccio

(b) Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on July 13, 2001 to announce its second quarter 2001 results.

A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on September 7, 2001 to announce the appointment of its new Chief Executive Officer/President/Director.

A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on September 12, 2001 to announce the acquisition of Merlin Systems, Inc.

A current report on Form 8-K was filed with the Securities and Exchange Commission by Redback on September 27, 2001 to announce that it expects lower third quarter 2001 results.

REDBACK NETWORKS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDBACK NETWORKS INC.

Date: August 9, 2001	By: /s/ Dennis P. Wolf
Dennis P. Wolf
Senior Vice President of Finance and
Administration, Chief Financial Officer and
Corporate Secretary (Duly Authorized Officer
and Principal Financial and Accounting Officer)

27
[RETURN TO TABLE OF CONTENTS]

Corporate Secretary (Duly Autorized Officer
and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement between Redback Networks, Inc. and Kevin A. DeNuccio

28
[RETURN TO TABLE OF CONTENTS]