Form 10-Q
period 2004-06-30
REDBACK NETWORKS INC
filed 2004-08-09
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock as of August 3, 2004 was 52,479,276 shares.

REDBACK NETWORKS INC.

FORM 10-Q

June 30, 2004

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2004, January 2, 2004, and December 31, 2003 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Operations for the period from January 3, 2004 through June 30, 2004, the period from January 1, 2004 through January 2, 2004, and the six months ended June 30, 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the period from January 3, 2004 through June 30, 2004, the period from January 1, 2004 through January 2, 2004, and the six months ended June 30, 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits and Reports on Form 8-K	46

Signatures		50

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	June 30, 2004	January 2, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$44,351	$20,519	$20,519
Restricted cash and investments	—	955	955
Accounts receivable, less allowances of $0, $0 and $1,987	17,063	12,529	12,529
Inventories	6,245	6,376	6,376
Other current assets	6,500	5,044	6,043

Total current assets	74,159	45,423	46,422
Property and equipment, net	18,328	19,952	28,149
Goodwill	147,657	147,657	431,742
Other intangible assets, net	71,594	76,900	463
Other assets	3,327	969	2,816

Total assets	$315,065	$290,901	$509,592

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$—	$335	$335
Accounts payable	17,586	19,285	19,285
Accrued liabilities	20,637	24,114	22,575
Deferred revenue	12,407	7,167	7,167

Total current liabilities	50,630	50,901	49,362
Other long-term liabilities	1,947	—	—

Total liabilities not subject to compromise	52,577	50,901	49,362
Liabilities subject to compromise (Note 9)	—	—	564,336

Total liabilities	52,577	50,901	613,698

Commitments and contingencies (Note 16)

Preferred Stock: $0.0001 par value; 10,000 shares authorized, 652 shares issued and outstanding	46,987	—	—

Stockholders’ equity (deficit):
Common Stock: $0.0001 par value; 750,001, 750,000, and 750,000 shares authorized, respectively; 52,422, 183,009 and 183,009 shares issued and outstanding, respectively	275,818	240,000	5,376,547
Deferred stock-based compensation	(16,558)	—	(902)
Notes receivable from stockholders	—	—	(15)
Accumulated other comprehensive loss	(88)	—	(26,096)
Accumulated deficit	(43,671)	—	(5,453,640)

Total stockholders’ equity (deficit)	215,501	240,000	(104,106)

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$315,065	$290,901	$509,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Product revenue	$25,808	$15,825
Related party product revenue	—	916
Service revenue	6,507	5,493

Total revenue	32,315	22,234
Product cost of revenue (1)	9,635	9,660
Service cost of revenue (1)	2,287	3,056
Amortization	2,728	606

Total cost of revenue	14,650	13,322

Gross profit	17,665	8,912

Operating expenses:
Research and development (1)	12,086	16,829
Selling, general and administrative (1)	10,762	14,185
Restructuring charges	—	23,494
Amortization of intangible assets	—	50
Stock-based compensation	5,201	287

Total operating expenses	28,049	54,845

Loss from operations	(10,384)	(45,933)

Other expense, net:
Interest and other income (expense), net	(118)	36
Interest expense	—	(5,130)

Other expense, net	(118)	(5,094)

Net loss before deemed dividend and accretion on preferred stock	(10,502)	(51,027)
Deemed dividend and accretion on preferred stock	(150)	—

Net loss attributable to common stockholders	$(10,652)	$(51,027)

Net loss attributable to common stockholders per share—basic and diluted	$(0.20)	$(0.28)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	52,148	180,786

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$349	$—
Research and development	2,236	159
Selling, general and administrative	2,616	128

Total	$5,201	$287

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	January 3 Through June 30,	January 1 Through January 2,	Six Months ended June 30,
	2004	2004	2003
Product revenue	$51,288	$—	$38,745
Related party product revenue	—	—	2,685
Service revenue	11,193	—	10,294

Total revenue	62,481	—	51,724

Product cost of revenue (1)	21,603	—	22,232
Service cost of revenue (1)	4,133	—	6,395
Amortization	5,456	—	2,238

Total cost of revenue	31,192	—	30,865

Gross profit	31,289	—	20,859

Operating expenses:
Research and development (1)	23,998	—	35,380
Selling, general and administrative (1)	20,529	—	27,680
Reorganization items	2,787	—	—
Restructuring charges	—	—	23,494
Amortization of intangible assets	—	—	133
Stock-based compensation	10,488	—	650

Total operating expenses	57,802	—	87,337

Loss from operations	(26,513)	—	(66,478)

Other expense, net:
Interest and other income (expense), net	(132)	—	926
Interest expense	(55)	—	(10,343)
Release of restructuring liability upon termination of leases	—	71,164	—
Fresh-start adjustments	—	(218,691)	—
Induced conversion charge	—	(335,809)	—

Other expense, net	(187)	(483,336)	(9,417)

Loss before reorganization items	(26,700)	(483,336)	(75,895)
Reorganization items	—	(1,539)	—

Net loss before deemed dividend and accretion on preferred stock	(26,700)	(484,875)	(75,895)
Deemed dividend and accretion on preferred stock	(16,971)	—	—

Net loss attributable to common stockholders	$(43,671)	$(484,875)	$(75,895)

Net loss attributable to common stockholders per share—basic and diluted	$(0.84)	$(2.65)	$(0.42)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	51,761	183,009	180,243

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$707	$—	$—
Research and development	4,595	—	368
Selling, general and administrative	5,186	—	282

Total	$10,488	$—	$650

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	January 3 Through June 30,	January 1 Through January 2,	Six Months Ended June 30,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend and accretion on preferred stock	$(26,700)	$(484,875)	$(75,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of restructuring liability upon termination of leases	—	(71,164)	—
Fresh-start accounting adjustments	—	218,691	—
Induced conversion charge	—	335,809	—
Depreciation	4,780	—	19,341
Amortization of other intangible assets	5,306	—	2,372
Amortization of the fair value of warrants	960	—	—
Loss on disposal of property and equipment	20	—	—
Amortization of deferred swap gain	—	—	(2,272)
Impairment of minority investments	—	—	336
Stock-based compensation	10,488	—	650
Impairment of property and equipment	—	—	6,785
Changes in assets and liabilities:
Accounts receivable, net	(4,534)	—	(4,376)
Inventories	(1,782)	—	(1,223)
Other assets	566	—	1,831
Accounts payable	(3,240)	—	(4,090)
Accrued liabilities	460	1,539	(1,112)
Deferred revenue	5,240	—	2,292
Other long-term liabilities	1,947	—	10,690

Net cash used in operating activities	(6,489)	—	(44,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,262)	—	(3,825)
Purchases of short-term investments	—	—	(7,476)
Sales of short-term investments	—	—	44,028
Changes in restricted cash, net	478	—	(2,805)

Net cash (used in) provided by investing activities	(784)	—	29,922

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	1,360	—	537
Repurchases of Common Stock	—	—	(140)
Proceeds from issuance of redeemable convertible Preferred Stock	30,016	—	—
Proceeds from exercise of warrants	64	—	—
Principal payments on capital lease obligations and borrowings	(335)	—	(920)
Proceeds from stockholder notes receivable	—	—	12
Proceeds from bank borrowings, net	—	—	1,000

Net cash provided by financing activities	31,105	—	489

Net increase (decrease) in cash and cash equivalents	23,832	—	(14,260)
Cash and cash equivalents at beginning of period	20,519	20,519	22,995

Cash and cash equivalents at end of period	$44,351	$20,519	$8,735

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$55	$—	$12,054

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

Liquidity

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company has funded its operations largely through the issuance of equity securities and cash collected from operations. For the period from January 3 through June 30, 2004, the Company incurred a loss from operations of $26.5 million and negative cash flows from operations of $6.5 million. Management expects operating losses to continue for at least the next 6 to 12 months. Management believes that its current cash and cash equivalent balances of $44.4 million are sufficient to meet its working capital requirements for at least the next 12 months. However, failure to generate sufficient revenue, potentially raising additional capital, or reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended longer term business objectives. In addition, revenue generated from the sale of its products and services may not increase to a level that exceeds its operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company may incur negative cash flow from operations.

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

Warranty reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on management analysis. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty are as follows (in thousands):

Warranty Reserves
Beginning balance at December 31, 2002 (Predecessor)	$2,304
Charges to costs and expenses	373
Warranty expenditures	(729)

Ending balance at June 30, 2003 (Predecessor)	$1,948

Beginning balance at December 31, 2003 (Predecessor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	—

Ending balance at January 2, 2004 (Predecessor)	$2,122

Beginning balance at January 2, 2004 (Successor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	(100)

Ending balance at June 30, 2004 (Successor)	$2,022

Significant Customers

During the three months ended June 30, 2004, one customer accounted for 31% of the Company’s total revenue. During the three months ended June 30, 2003, one customer accounted for 12% of the Company’s total revenue. During the six months ended June 30, 2004, one customer accounted for 28% of the Company’s total revenue. During the six months ended June 30, 2003, one customer accounted for 14% of the Company’s total revenue. Customers include both end-user customers and distributors. At June 30, 2004 three customers accounted for 26%, 13%, and 10% of total accounts receivable. At June 30, 2003, four customers accounted for 18%, 14%, 13% and 11% of total accounts receivable.

Redeemable Convertible Preferred Stock

The carrying value of redeemable convertible Preferred Stock is adjusted by quarterly accretions for dividends payable, so that the carrying amount will equal the redemption amount at the earliest redemption date. These adjustments will be effected through charges against accumulated deficit. For the period from January 3 through June 30, 2004, the Company recorded $300,000 for the 2% semi-annual dividend on the Preferred Stock. On July 8, 2004, the Company’s Board of Directors determined not to declare a dividend for the period from January 3 through June 30, 2004.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss attributable to common stockholders and basic and diluted net loss attributable to common stockholders per share as if the fair value based method had been applied to all awards. For the three months ended June 30, 2004 and 2003, the period from January 1, 2004 through January 2, 2004, and the period from January 3 through June 30, 2004, and the six months ended June 30, 2003, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Successor Three Months Ended June 30, 2004	Predecessor Three months ended June 30, 2003	Successor January 3 Through June 30, 2004	Predecessor January 1 2004 through January 2, 2004	Predecessor Six months ended June 30, 2003
Net loss attributable to common stockholders:
As reported	$(10,652)	$(51,027)	$(43,671)	$(484,875)	$(75,895)
Add: Stock-based compensation expense included in reported net loss	5,201	287	10,488	—	650
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(7,054)	(6,015)	(14,233)	—	(14,698)

Pro forma	$(12,505)	$(56,755)	$(47,416)	$(484,875)	$(89,943)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.20)	$(0.28)	$(0.84)	$(2.65)	$(0.42)

Pro forma	$(0.24)	$(0.31)	$(0.92)	$(2.65)	$(0.50)

Recent Accounting Pronouncements

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Emergence from Chapter 11 and the Plan of Reorganization

On November 3, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. The petition was filed with the United States bankruptcy court for the District of Delaware and the Company submitted with the petition a prepackaged plan of reorganization (sometimes referred to in this quarterly report as the Plan). The petition was filed solely with respect to the Company and did not include any of its subsidiaries.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization Items

The Company did not incur reorganization costs during the three months ended June 30, 2004 and the three months ended June 30, 2003. For the period from January 3, 2004 through June 30, 2004, and the period from January 1, 2004 through January 2, 2004 reorganization costs was $2.8 million and $1.5 million, respectively. All of the reorganization costs of $2.8 million were incurred in the period from January 3, through March 31, 2004. Reorganization costs included fees to professionals related to the Company’s financial restructuring, including Chapter 11 bankruptcy proceedings. The Company did not incur reorganization costs during the six months ended June 30, 2003.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the Company’s emergence from the Chapter 11 bankruptcy proceedings and the adoption of fresh-start reporting resulted in the following adjustments to the Company’s unaudited condensed consolidated balance sheet as of January 2, 2004 (in thousands):

	Predecessor January 2, 2004	Reorganization and Fresh-start reporting adjustments			Successor January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,519	$—			$20,519
Restricted cash and investments	955	—			955
Accounts receivable, net	12,529	—			12,529
Inventories	6,376	—			6,376
Other current assets	6,043	(999)	(B	)	5,044

Total current assets	46,422	(999)			45,423
Property and equipment, net	28,149	(8,197)	(B	)	19,952
Goodwill	431,742	(431,742)	(B	)	—
Reorganization value in excess of amounts allocable to identifiable assets	—	147,657	(B	)	147,657
Other intangible assets, net	463	(463)	(B	)	76,900
		58,300	(B	)
		18,600	(B	)
Other assets	2,816	(1,847)	(B	)	969

Total assets	$509,592	$(218,691)			$290,901

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$335	$—			$335
Accounts payable	19,285	—			19,285
Accrued liabilities	22,575	1,539	(C	)	24,114
Deferred revenue	7,167	—			7,167

Total current liabilities	49,362	1,539			50,901

Total liabilities not subject to compromise	49,362	1,539			50,901
Liabilities subject to compromise	564,336	(2,257)	(B	)	—
		(490,915)	(D	)
		(71,164)	(A	)

Total liabilities	613,698	(562,797)			50,901
Stockholder’s equity (deficit):
Common stock	5,376,547	(5,963,271)	(B	)	240,000
		490,915	(D	)
		335,809	(E	)
Deferred stock-based compensation	(902)	902	(B	)	—
Notes receivable from stockholders	(15)	15	(B	)	—
Accumulated other comprehensive loss	(26,096)	26,096	(B	)	—
Accumulated deficit	(5,453,640)	71,164	(A	)	—
		5,719,824	(B	)
		(1,539)	(C	)
		(335,809)	(E	)

Total stockholders’ equity (deficit):	(104,106)	344,106			240,000

Total liabilities and stockholders’ equity (deficit)	$509,592	$(218,691)			$290,901

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(A)	To reflect a reduction of lease deposits of $8.1 million, reversal of operating lease-related restructuring charges of $75.2 million, and a reversal of deferred rent and other lease related liabilities of $4.1 million.
(B)	To reflect the recast of the Company’s balance sheet using current fair market values under fresh-start accounting. This recasted balance sheet is based on the equity value of $240.0 million, combined with additional assumptions regarding fair values of property and equipment, additional liabilities associated with the bankruptcy proceedings, reduction of lease liabilities, and the recording of identifiable intangible assets (core technology and product technology) determined through established valuation techniques and based on valuations performed by an independent third party (in thousands):

Predecessor January 2, 2004
Current assets	$45,423
Property and equipment	19,952
Reorganization value in excess of amounts allocable to identifiable assets	147,657
Core technology	58,300
Product technology	18,600
Other assets	969
Current liabilities	(50,901)

Stockholder’s equity	$240,000

As a result of recasting the balance sheet based on the reorganization value, the carrying values of the Predecessor Company’s goodwill, intangible and other assets, and property and equipment were reduced, recognizing fresh-start adjustments of $218.7 million in the statement of operations for the period from January 1, 2004 through January 2, 2004.

(C)	To reflect the additional Plan and restructuring expenses related primarily to professional fees of $1.5 million.
(D)	To reflect the impact of the exchange of the Convertible Notes for common stock of $490.9 million as an increase in common stock, $484.4 million as a reduction of Convertible Notes, $7.1 million to reverse the unamortized balance of the note issuance costs and the reversal of accrued interest of $13.7 million.
(E)	In accordance with Statement of Accounting Standards (SFAS) No. 84, Induced Conversions of Convertible Debt, an amendment of Accounting Principles Board Opinion No. 26, the Company is required to recognize an expense equal to the fair value of all securities or the consideration transferred to the holders of Convertible Notes in the Plan in excess of the fair value of securities issuable pursuant to the original conversion terms. In accordance with the original conversion terms of the Convertible Notes, the fair value of common stock issuable upon conversion was approximately $221,000 as of January 2, 2004, based on an estimated entity valuation of $420.0 million, as compared to the fair value of common stock issued under the Plan of approximately $314.4 million, resulting in an induced conversion charge of approximately $314.2 million recorded in the statement of operations for the period from January 1, 2004 through January 2, 2004. The Company has used an equity value of $240.0 million as the basis for determining the value of stockholders’ equity following reorganization. Stockholders’ equity was valued based on the enterprise valuation (reflecting the value of the restructured debt and equity) agreed to between the Company and all classes of its creditors. As part of the Plan, the Company issued to the stockholders, prior to the effectiveness of the Plan, warrants exercisable for approximately 2.6 million shares of the Company’s common stock at an exercise price of $5.00 per share and warrants exercisable for approximately 2.8 million shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants have an exercise period of 7 years. The fair value of the warrants, which was recorded as an additional induced conversion charge in the statement of operations for the period from January 1, 2004 through January 2, 2004, was approximately $21.6 million as determined by the Company through established valuation techniques and based on a valuation performed by an independent third party.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill as of May 31, 2003 and upon the filing of the Plan with the bankruptcy court on November 3, 2003, and determined that no impairment charged was required. The Company could be required to record impairment charges in the future. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

As a result of the Plan becoming effective on January 2, 2004, the goodwill and other intangible asset balances at December 31, 2003, of $431.7 million and $463,000, respectively, have been eliminated as of January 2, 2004. (See Note 3 of the Notes to the condensed consolidated financial statements for further discussion). Upon the adoption of fresh-start reporting as of January 2, 2004, the Company recorded $147.7 million for the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7, which is reported as goodwill. Upon adoption of fresh-start reporting, the Company also recorded other intangible assets in the amount of $76.9 million, which includes developed core and product technology which is being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 9 years.

The following is a summary of intangible assets, net (in thousands):

	Successor June 30, 2004	Predecessor December 31, 2003
Intangible assets, net
Existing technology	$76,900	$25,673
Non-compete agreements	—	10,400

	76,900	36,073
Less: Accumulated amortization	(5,306)	(35,610)

	$71,594	$463

The amortization of intangible assets for the three months ended June 30, 2004 and 2003 was $2.7 million and $0.7 million, respectively. In the period from January 3, 2004 through June 30, 2004 and for the six months ended June 30, 2003, amortization of intangible assets was $5.3 million and $2.4 million, respectively.

The Company expects amortization expense on intangible assets to be $5.3 million for the remainder of fiscal 2004 assuming no future impairments of these intangible assets or additions as a result of business combinations.

Note 5—Related Party Transactions:

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of the Company’s common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which was included in other non-current assets for the Predecessor Company, was being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three and six months ended June 30, 2003, revenue was reduced by approximately $369,000 and $738,000, respectively for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement,

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nokia previously had the right to designate one member of the Company’s board of directors. However, this right terminated because Nokia’s ownership of the Company’s common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia was reflected as “related party” in the three and six months ended June 30, 2003, since Nokia was a related party from May 2002 to August 2003. Related party revenue from Nokia was approximately $0.9 million and $2.7 million during the three and six months ended June 30, 2003.

Note 6—Restructuring Charges

Pursuant to the Plan, all of the Company’s lease obligations terminated upon emergence from bankruptcy. Consequently, the fair value of the lease restructuring charges have been eliminated as of January 2, 2004 resulting in a net gain on the release of restructuring liability upon termination of leases of $71.2 million during the period from January 1, 2004 through January 2, 2004. (See Note 3 of the Notes to the condensed consolidated financial statements for further discussion).

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Income Taxes

The Company recorded no income tax provision or benefit for the periods January 3, 2004 through June 30, 2004, January 1, 2004 through January 2, 2004, and the year ended December 31, 2003, as the Company has reported net losses since inception and has provided a full valuation allowance on its net deferred tax assets. The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before taxes as follows:

	Successor	Predecessor
	January 3, 2004 through June 30, 2004	January 1, 2004 through January 2, 2004	The year ended December 31, 2003
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(5.7)	(5.7)	(5.7)
Fresh start adjustment	—	17.7	—
Induced conversion charge	—	28.2	—
Release of restructuring liability upon termination of leases	—	22.3	—
Exclusion of release of restructuring liabilities upon termination of leases	—	(22.3)	—
Change in valuation allowance	12.4	(5.2)	40.3
Amortization of stock-based compensation	9.8	—	—
Beneficial conversion charge	15.8	—	—
Reorganization items	2.6	—	—
Other	0.1	—	0.4

Provision for income taxes	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Successor	Predecessor
	January 3, 2004 through June 30, 2004	January 1, 2004 through January 2, 2004	The year ended December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$350,128	$342,576	$441,065
Tax credit carryforwards	24,592	24,592	24,592
Reserves and accruals	18,920	20,806	48,103

	393,640	387,974	513,760
Valuation allowance	(364,054)	(356,225)	(513,156)

	29,586	31,749	604

Deferred tax liabilities:
Intangible assets	(29,586)	(31,749)	(604)

	(29,586)	(31,749)	(604)

Net deferred tax assets	$—	$—	$—

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets such that a full valuation allowance has been recorded.

At June 30, 2004, the Company’s net operating loss (NOL) carry forwards for federal and state income tax purposes were approximately $878 million and $568 million, respectively, after reductions relating to Chapter 11 bankruptcy filing (see discussion below). If not utilized, the federal NOL carry forwards will begin to expire in 2011, and the state NOL carry forwards will begin to expire in 2004. At June 30, 2004, the Company’s federal, state and foreign tax credit carry forwards for income tax purposes are approximately $8 million, $12 million and $4 million, respectively. If not utilized, these tax credit carry forwards will begin to expire in 2011.

Included within the deferred tax asset for NOL of $350 million is approximately $203 million in tax-effected deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of the loss from the exercise of employee stock options will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

As a result of the Chapter 11 bankruptcy proceeding, the Company did not recognize taxable income from cancellation of indebtedness (COD). COD income is equal to the value of stock issued in exchange for the debt less the “adjusted issue price” of the notes. The “adjusted issue price” of the notes is the sum of the issue price (i.e., the initial offering price to the public) and all of the original issue discount (OID) includible in income less any payment previously made on the notes, other than a payment of “qualified stated interest.” OID is a form of interest equal to the excess of a debt security’s stated redemption price at maturity over its issue price. “Qualified stated interest” is stated interest that is unconditionally payable in cash or property (other than debt instruments of the issuer) at least annually over the term of the instrument at a single fixed rate.

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

The issuance of common stock in the exchange resulted in an “ownership change” of the Company for tax purposes. Ownership changes normally limit or eliminate the use of tax attributes, including NOLs, available after the change. However, the operation and effect of Section 382 of the Code is different when a company undergoes an ownership change as a part of a bankruptcy proceeding. Under Section 382(l)(5) of the Code, the Company’s ability to utilize its pre-exchange NOLs is not limited. However, several other limitations do apply to

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company under Section 382(l)(5), including (a) the NOLs are calculated without taking into account deductions for interest paid or accrued in the portion of the current tax year (of the exchange) and all other tax years ending during the three-year period prior to the current tax year with respect to the exchange, and (b) if the Company undergoes another ownership change within two years after the exchange, the Section 382 limitation with respect to that ownership change is zero. Additionally, there are several requirements for the Company to be eligible for Section 382(l)(5) treatment of the ownership change. For example, stock exchanged in satisfaction of indebtedness to certain creditors who have held such indebtedness for less than 18 months would not qualify for Section 382(l)(5) treatment. Instead, Section 382(l)(6) states that if Section 382(l)(5) does not apply, the stock value for purposes of computing the annual limitation is the lesser of the values determined under the following tests:

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

Note 8—Balance Sheet Components (in thousands):

	Successor June 30, 2004	Predecessor December 31, 2003
Inventories
Raw materials and work in process	$1,650	$1,678
Finished assemblies	4,595	4,698

	$6,245	$6,376

Property and equipment, net
Machinery and computer equipment	$13,789	$89,810
Software	3,681	23,382
Leasehold improvements	4,455	8,637
Spares	2,611	11,394
Furniture and fixtures	1,148	4,727

	25,684	137,950
Less: Accumulated depreciation and amortization	(7,356)	(109,801)

	$18,328	$28,149

Other assets
Fair value of lease related warrants	$2,554	$—
Deposits and other	773	2,816

	$3,327	$2,816

Accrued liabilities
Accrued compensation	$4,814	$5,303
Accrued inventory related commitments	2,283	2,283
Accrued warranty allowance	2,022	2,122
Accrued sales return allowance	4,935	4,935
Other	6,583	7,932

	$20,637	$22,575

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

In accordance with SOP 90-7, a significant portion of the Company’s outstanding debt, related accrued interest, lease restructuring accruals, and pre-petition accounts payable were classified as liabilities subject to compromise at December 31, 2003. As a result of the Plan becoming effective on January 2, 2004, these liabilities have been eliminated as of January 2, 2004, resulting in a release of restructuring liability upon termination of leases of $71.2 million during the period from January 1, 2004 through January 2, 2004. (See Note 3 of the Notes to the consolidated financial statements for further discussion).

Note 10—Other Borrowings:

On March 10, 2004, the Company entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on June 30, 2005. On June 24, 2004 and July 30, 2004, the Company amended certain provisions of the $20.0 million asset based credit facility with Silicon Valley Bank. The agreement provides that borrowings under the facility will be formula based including eligible receivables and an overadvance facility of $ 6.0 million and would be secured by substantially all of the Company’s assets. The line of credit will be used to maintain a letter of credit with Jabil Circuit Inc., the Company’s contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. The Company is required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, payment of additional fees, and any additional conditions set forth in the agreement for continued availability. As of June 30, 2004, total availability was $11.4 million of which $8.0 million was used to secure the letter of credit with Jabil Circuit Inc. and no additional amounts were borrowed under this facility. As of June 30, 2004, the Company was in compliance with the financial covenants under the loan agreement.

Note 11—Redeemable Convertible Preferred Stock:

In January 2004, the Company issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of the Company’s Series B Convertible Preferred Stock (sometimes referred to in this quarterly report as the Preferred Stock) and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. The warrants have a term of seven years. Each share of Preferred Stock is convertible into ten shares of the Company’s common stock, subject to adjustment for certain events such as stock splits and dividends. In addition, the Preferred Stock will automatically convert into shares of common stock after one year if the common stock trades at a minimum price of $13.81 for 90 consecutive days. The holders of the Preferred Stock have the right to vote with the common stockholders or as a separate class depending on the circumstances. In the event of a sale, liquidation, or dissolution of the Company, the holders of Preferred Stock are entitled to be paid an amount in cash equal to the original price and all accrued or unpaid dividends. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at the Company’s option, subject to certain conditions. If the Company declares a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of the Company’s common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through June 30, 2004. In addition, the Company recorded $150,000 for the 2% semi-annual dividend on the Preferred Stock for the three months ended June 30, 2004, which is included in the fair value of redeemable convertible preferred stock. For the period from January 3 through June 30, 2004, the Company recorded $300,000 for the 2% semi-annual dividend on the Preferred Stock. On July 8, 2004, the Company’s Board of Directors determined not to declare a dividend for the period from January 3 through June 30, 2004.

Note 12—Stock-based Compensation:

All of the outstanding stock options as of December 31, 2003 were cancelled in January 2004 in connection with the Company’s emergence from Chapter 11 bankruptcy. Options held by employees in the Predecessor Company as of January 2, 2004, that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan) were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them. Options were then granted to substantially all employees on January 3, 2004, at an exercise price of $4.60 per share. The options vest over a three-year period. A deferred compensation charge totaling $28.2 million was recorded in the period from January 3, 2004 through June 30, 2004 and will be amortized over the vesting period of the options under an acceleration method. For the period from January 3, 2004 through June 30, 2004, amortization of deferred stock compensation was $10.5 million.

Note 13—Accounting for Derivative Financial Instruments:

Foreign Currency Exchange Rate Risk

At June 30, 2004, the Company held net foreign currency forward contracts to hedge its future cash outflows to its subsidiaries with an aggregate face value of approximately $1.5 million to mitigate future payments in Euros and British pounds related to funding requirements for its subsidiaries. The Company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in interest and other income, net, and have not been material in any of the periods presented. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Comprehensive Loss:

Total comprehensive loss includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive loss consists of net unrealized gain (loss) on investments and cumulative translation adjustments. For the three months ended June 30, 2004 and 2003, total comprehensive loss was $10.6 million and $50.8 million, respectively. For the period from January 3 through June 30, 2004, January 1, 2004 through January 2, 2004, and the six months ended June 30, 2003, total comprehensive loss was $43.8 million, $484.9 million, and $75.7 million, respectively. The change in accumulated other comprehensive loss is as follows (in thousands):

	Unrealized gains (losses) on investments	Cumulative Translation adjustments	Accumulated Other Comprehensive loss
Balances at December 31, 2003 (Predecessor)	$(2)	$(26,094)	$(26,096)
Fresh-start adjustments	2	26,094	26,096

Balances at January 2, 2004 (Predecessor)	—	—	—
Changes during the period from January 3, 2004 through March 31, 2004	20	(157)	(137)

Balances at March 31, 2004 (Successor)	20	(157)	$(137)

Changes in the three months ended June 30, 2004	(20)	69	49

Balances at June 30, 2004 (Successor)	$—	$(88)	$(88)

Note 15—Net Loss Attributable to Common Stockholders per Share:

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Successor Three Months Ended June 30, 2004	Predecessor Three Months Ended June 30, 2003	Successor January 3 Through June 30, 2004	Predecessor Six months ended June 30, 2003
Numerator:
Net loss attributable to common stockholders	$(10,652)	$(51,027)	$(43,671)	$(75,895)

Denominator:
Weighted average common shares outstanding	52,148	182,554	51,761	182,239
Weighted average unvested common shares subject to repurchase	—	(1,768)	—	(1,996)

Denominator for basic and diluted calculations	52,148	180,786	51,761	180,243

Loss per share—basic and diluted	$(0.20)	$(0.28)	$(0.84)	$(0.42)

As fully described in Note 12 in the Notes to the condensed consolidated financial statements, all of the outstanding stock options as of December 31, 2003 were cancelled on January 2, 2004 in connection with the Company’s emergence from bankruptcy.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following equity instruments have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Successor January 3 through June 30, 2004	Predecessor Six Months Ended June 30, 2003
Options to purchase common stock at exercise price of $4.72 and $5.56 per share, respectively	8,817	32,400
Common stock issuable upon conversion of promissory notes at conversion price of $190.73 per share	—	2,504
Series B Convertible Preferred Stock (at one for ten ratio)	6,517	—
Warrants to purchase common stock at exercise price of $4.34 per share	—	136
Warrants to purchase common stock at exercise price of $5.00 per share	4,932	—
Warrants to purchase common stock at exercise price of $9.50 per share	3,444	—

Total	23,710	35,040

Additionally, warrants issued on May 21, 2002 to Nokia to purchase approximately 14.2 million shares of common stock have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive for the six months ended June 30, 2003. The warrants terminated on August 5, 2003.

Note 16—Commitments and Contingencies

Inventory Commitments

In addition to amounts accrued in the condensed consolidated financial statements, the Company had future commitments to purchase inventory of approximately $11.2 million as of June 30, 2004.

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2006. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for the three months ended June 30, 2004 and 2003 was $1.0 million and $2.2 million, respectively. For the period from January 3, 2004 through June 30, 2004 and the six months ended June 30, 2003 was rent expense $1.9 million and $4.6 million, respectively.

Gross future minimum lease payments under non-cancelable operating leases are as follows:

Operating Leases
(In thousands)
June 30,
2004	$649
2005	1,398
2006	1,155

Total minimum lease payments	$3,202

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

On January 16, 2004, certain of the Company’s current and former officers and directors were named as defendants in a putative shareholder derivative complaint filed in the Superior Court of the State of California for the County of San Mateo. The complaint, captioned Pamela Plotkin, Derivatively on Behalf of Redback Networks, Inc., v. Kevin A. DeNuccio, et al. purported to allege violations of California Corporations Code § 25402, breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets by the various defendants in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaint sought damages in an unspecified amount, equitable relief, restitution and costs, purportedly on behalf of the Company. On April 19, 2004, the plaintiff voluntarily filed with the court a request for dismissal of the derivative case (without prejudice), which was entered by the court on April 20, 2004. Subsequently, the Company’s Board of Directors received a demand letter from plaintiff Plotkin requesting the investigation of certain matters. The Company’s Board of Directors is in the process of considering and responding to that demand letter.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of the Company’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaints seek damages in an unspecified amount. The court has appointed a lead plaintiff. The lead plaintiff has indicated that it will file an amended complaint. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the complaints.

As previously disclosed, on November 3, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. The petition was filed with the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The petition was filed solely with respect to the Company and did not include any of the Company’s subsidiaries. The Company has examined and continues to examine the claims asserted against it in its Chapter 11 case. Claims that are deemed allowed pursuant to the plan of reorganization, which was approved by the Bankruptcy Court on December 19, 2003 (the Plan), were treated in accordance with the provisions thereof. To the extent that the Company disputed any of the claims asserted against it, the Company was authorized to file an objection to such claim. The Company filed five (5) omnibus objections to claims (the Omnibus Objections) in the Bankruptcy Court pursuant to which it sought to reduce and/or disallow certain proofs of claim filed in the Company’s Chapter 11 case. To the extent that the Company cannot consensually resolve its objection to the claims of creditors who are the subject of the Omnibus Objections, the Bankruptcy Court will determine the extent of the allowance (or the disallowance) of such claims. The Company may file additional objections to claims or commence such other litigation in the Bankruptcy Court as may be appropriate and as authorized under the Plan.

In July 2001, plaintiffs filed a shareholder class action lawsuit against the Company and certain of its former officers and directors in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how the Company’s underwriters of its initial public offering allegedly allocated IPO shares to the underwriters’ customers. In March 2002, the United States District Court for the Southern District of New York entered an order approving the joint request of

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the plaintiffs and Company to dismiss the claims without prejudice. On April 20, 2002, plaintiffs filed a consolidated amended class action complaint against the Company and certain of its former officers and directors, as well as certain underwriters involved in the Company’s initial public offering. Similar complaints were filed concerning more than 300 other IPOs. All of these cases have been consolidated as In re Public Offering Securities Litigation, 21 MC 92. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the court entered an Order of Dismissal as to the individual defendants in the Company’s IPO litigation, without prejudice, subject to a tolling agreement. On February 19, 2003, the court denied the motion to dismiss the claims against the Company. Settlement discussions on behalf of the named defendants resulted in a final settlement memorandum of understanding with the plaintiffs in the case and Company’s insurance carriers, which has been submitted to the court. The underwriters are not parties to the proposed settlement. As of June 30, 2003, the Company has tentatively agreed to this settlement, provided that substantially all of the other defendants agree to the memorandum of understanding. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement. The settlement is still subject to a number of conditions, including approval of the court. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously.

Based on its review of the complaints filed in the above actions, the Company believes that, based on current knowledge, the proceedings will not have a material adverse effect on its results of operations, financial position and cash flows. However, there can be no assurance that Redback will prevail and no estimate can be made of the possible range of loss associated with the resolution of these contingencies. An unfavorable outcome of these matters could have a material adverse effect on Redback’s results of operations, financial position and cash flows. From time to time, we may be subject to other claims and proceedings that arise in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position and cash flows, management’s view of these matters may change in the future due to inherent uncertainties.

Note 17—Segment Information:

The Company’s products are grouped into two product lines: SMS and SmartEdge product lines. The SMS product line includes the SMS 500, SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. The SmartEdge product line includes the SmartEdge 800 and the SmartEdge 400 products, both of which are available as either a router or a Service Gateway.

Presented below are Redback’s sales by product lines (in thousand):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	January 3 Through June 30, 2004	Six Months Ended June 30, 2003
SmartEdge product line	$8,570	$3,001	$18,237	$5,166
SMS product line	$17,238	$13,740	$33,052	$36,264

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for fiscal year ended December 31, 2003 and notes thereto included in our Annual Report on Form 10-K as well as the unaudited condensed financial statements and accompanying notes included herein. Historical results and percentage relationships set forth in these unaudited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our expectation of continued growth in revenue for the remainder of 2004; our expectation that gross margins will improve during the remainder of 2004; our future R&D and SG&A expenses; interest income and the cash requirement for interest expense; our estimated future capital expenditures; and our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

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

Recent Developments

The following is a summary of significant events and transactions in the six months ended June 30, 2004. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

•	Upon our emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, we adopted fresh-start reporting under Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. (See Notes 2 and 3 in the Notes to the condensed consolidated financial statements for a discussion of our emergence from bankruptcy and our adoption of fresh-start reporting).

•	In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B

Convertible Preferred Stock (Preferred Stock) and warrants to purchase 1,629,373 shares of our common stock at an exercise price of $5.00 per share. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of our common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 to June 30, 2004. In addition, we recorded $300,000 for a 2% semi-annual dividend on the Preferred Stock in the period from January 3, 2004 through June 30, 2004. On July 8, 2004, the Company’s Board of Directors determined not to declare a dividend for the period from January 3, 2004 through June 30, 2004.

•	On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on June 30, 2005. On June 24, 2004 and July 30, 2004, we amended certain provisions of the $20.0 million asset based credit facility with Silicon Valley Bank. The agreement provides that borrowings under the facility will be formula based including eligible receivables and an overadvance facility of $6.0 million and would be secured by substantially all of our assets. The line of credit will be used to maintain a letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. We are required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, payment of additional fees, and any additional conditions set forth in the agreement for continued availability. As of June 30, 2004, total availability was $11.4 million, of which $8.0 million was used to secure the letter of credit with Jabil Circuit Inc. and no additional amounts were borrowed under this facility. As of June 30, 2004, the Company was in compliance with the financial covenants under the loan agreement.

Period Comparisons

Our results of operations after January 2, 2004 and our consolidated balance sheet at June 30, 2004 are not comparable to the results of operations prior to January 2, 2004 and the historical balance sheet at December 31, 2003 due to our adoption of fresh-start reporting upon our emergence from bankruptcy. However, such differences in our results of operations relates primarily to depreciation of property, plant and equipment, amortization of other intangible assets, interest expense and reorganization expenses. Additionally, these differences in our balance sheets relate primarily to property, plant, and equipment, intangible and other assets, goodwill, lease related restructuring accruals, and the conversion of our Convertible Notes to common stock. Certain amounts, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared the three and six month periods ended June 30, 2004 and to the similar periods in 2003. Operating results for 2004 are presented on a combined basis covering our Predecessor Company operating results for the period from January 1, 2004 through January 2, 2004 and our Successor Company operating results following emergence from bankruptcy for the period from January 3, 2004 through June 30, 2004.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Three months ended			Six months ended
	June 30, 2004	% change	June 30, 2003	June 30, 2004	% change	June 30, 2003
Statement of Operations Data:
Product revenue	$25,808	63%	$15,825	$51,288	32%	$38,745
Related party product revenue	—	(100)%	916	—	(100)%	2,685
Service revenue	6,507	18%	5,493	11,193	9%	10,294

Total revenue	32,315	45%	22,234	62,481	21%	51,724

Product cost of revenue	9,635	0%	9,660	21,603	(3)%	22,232
Service cost of revenue	2,287	(25)%	3,056	4,133	(35)%	6,395
Amortization	2,728	350%	606	5,456	144%	2,238

Total cost of revenue	14,650	10%	13,322	31,192	1%	30,865

Gross profit	17,665	98%	8,912	31,289	50%	20,859

Operating expenses:
Research and development	12,086	(28)%	16,829	23,998	(32)%	35,380
Selling, general and administrative	10,762	(24)%	14,185	20,529	(26)%	27,680
Reorganization items	—	0%	—	2,787	100%	—
Restructuring charges	—	(100)%	23,494	—	(100)%	23,494
Amortization of intangible assets	—	(100)%	50	—	(100)%	133
Stock-based compensation	5,201	1712%	287	10,488	1514%	650

Total operating expenses	28,049	(49)%	54,845	57,802	(34)%	87,337

Loss from operations	(10,384)	(77)%	(45,933)	(26,513)	(60)%	(66,478)
Other expense, net:
Interest and other income (expense), net	(118)	(425)%	36	(132)	(114)%	926
Interest expense	—	(100)%	(5,130)	(55)	(99)%	(10,343)
Release of restructuring liability upon termination of leases	—	0%	—	71,164	(100)%	—
Fresh-start adjustments	—	0%	—	(218,691)	(100)%	—
Induced conversion charge	—	0%	—	(335,809)	(100)%	—

Total other expense, net	(118)	(98)%	(5,094)	(483,523)	(5035)%	(9,417)

Net loss before reorganization items	(10,502)	(79)%	(51,027)	(510,036)	(572)%	(75,895)
Reorganization items	—	0%	—	(1,539)	(100)%	—

Loss before deemed dividend and accretion on preferred stock	(10,502)	(79)%	(51,027)	(511,575)	(574)%	(75,895)
Deemed dividend and accretion on preferred stock	(150)	(100)%	—	(16,971)	(100)%	—

Net loss attributable to common shareholders	$(10,652)	(79)%	$(51,027)	$(528,546)	(596)%	$(75,895)

Net Revenue

Our net revenue increased 45% to $32.3 million in the three months ended June 30, 2004 from $22.2 million in the prior year comparative period. Net revenue increased 21% to $62.5 million in the six months ended June 30, 2004 from $51.7 million in the prior year comparative period. During the three months ended June 30,

2004, there was a 63% increase in our product revenue to $25.8 million from $16.7 million from the prior year comparative period. During the six months ended June 30, 2004, there was a 24% increase in our total product revenue to $51.3 million from $41.4 million from the prior year comparative period. This increase was primarily due to an increase in unit volume of shipments.

During the three months ended June 30, 2004, our SMS revenue increased 25% to $17.2 million from $13.7 million during the prior year comparative period. This increase was due to a 21% decrease in the unit volume of shipments offset by pricing and product configuration increases. During the six months ended June 30, 2004, our SMS revenue decreased 9% to $33.1 million from $36.3 million during the prior year comparative period. This decrease was due to a 32% decrease in the unit volume of shipments offset by pricing and product configuration increases. During the three months ended June 30, 2004, our SmartEdge revenue increased 186% to $8.6 million from $3.0 million during the prior year comparative period. This increase was primarily due to a 272% increase in the unit volume of shipments. During the six months ended June 30, 2004, our SmartEdge revenue increased 253% to $18.2 million from $5.2 million during the prior year comparative period. This increase was primarily due to a 352% increase in the unit volume of shipments offset by pricing decreases.

Service revenue increased 18% to $6.5 million in the three months ended June 30, 2004 from $5.5 million in the prior year comparative period. For the six months ended June 30, 2004, service revenue increased 9% to $11.2 million from $10.3 million in the prior year comparative period. Substantially all of our service revenues related to revenues from maintenance contracts. The increase in service revenue in the three and six months ended June 30, 2004 is in part a result of higher renewals as well as multi year contract arrangements with our customers.

Our ability to project revenue continues to be very limited. We are planning our business on the assumption that our sales will continue to grow in the remaining six months of 2004. We expect that revenue will continue to grow in 2004 due to (i) increased customer confidence in purchasing our products following our emergence from bankruptcy, (ii) the stability of our SMS platform, (iii) growing acceptance of our SmartEdge business and (iv) increased use and widespread adoption of broadband access services.

Cost of Revenue; Gross Profit

Gross profit margin improved from 40% in the three months ended June 30, 2003 to 55% in the three months ended June 30, 2004. Gross profit margin improved from 40% in the six months ended June 30, 2003 to 50% in the six months ended June 30, 2004. The improvement is primarily a result of a decrease in depreciation of approximately $701,000 and $1.4 million for the three and six months ended 2004, respectively when compared to the same period last year due to the impact of fresh start accounting. Other manufacturing overhead costs decreased approximately $300,000 and $1.3 million for the three and six months ended June 30, 2004, respectively when compared to the same period last year. These decreases were offset by an increase in developed technology amortization expense of $2.0 million and $ 3.1 million for the three and six months ended June 30, 2004, respectively when compared to the same period last year. (See Note 4 in the Notes to the condensed consolidated financial statements for further discussion regarding amortization of intangibles.)

We incurred no charges for excess and obsolete inventory during the three months ended June 30, 2004 and three months ended June 30, 2003. We incurred charges for excess and obsolete inventory in the six months ended June 30, 2004 and six months ended June 30, 2003 of $447,000 and $480,000, respectively. During the six months ended June 30, 2004 we also recognized a gain of $163,000 from the sale of inventory as scrap. The 2004 excess and obsolete inventory charge resulted from inventory that was determined to be irreparable. The 2003 excess and obsolete inventory charge resulted from reductions in forecasted revenue and reactions to market conditions. The 2003 charges resulted from the comparison of on hand, on order and committed inventories to various factors including reductions in our anticipated demand.

For the three months ended June 30, 2004, our manufacturing and customer services organization expenses were reduced from the same period in 2003 due primarily to lower depreciation expense as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting and the lower level of other manufacturing overhead costs in 2004. Product manufacturing expenses including amortization for the three months ended June 30, 2004 were $14.7 million, up 10% from the same period last year. For the six months ended June 30, 2004 expenses including amortization were $31.2 million, up slightly at 1% over the same period last year. Customer services organization expenses for the three months ended June 30, 2004 were $2.3 million, down 24% from the same period in the prior year. For the six months ended June 30, 2004 expenses were $4.1 million, down 34% from the same period in the prior year. We believe that the current manufacturing and customer support organizations are sufficient to support our current level of business.

On a forward-looking basis, we are planning our business based on the assumption that our gross profit margin will increase from the 55% gross margin reported for the three months ended June 30, 2004 due to (i) product cost reduction from the renegotiation of our supply contract with our contract manufacturer achieved in the second quarter of 2003 and further cost reductions in 2004 from future negotiations with our contract manufacturer and (ii) the ability to spread our fixed overhead costs over a higher assumed product sales volume. Going forward, we expect to maintain the current product cost levels even if sales volume were not to increase. At this time, it is not possible to anticipate or quantify savings, if any, relating to future negotiations. However, gross profit could be lower in the remaining six months of 2004, subject to a number of factors including but not limited to:

•	Lower revenue than planned if our SMS business does not remain stable or if our SmartEdge revenue is lower than projected.

•	Higher charges from our contract manufacturer as it realizes lower economies of scale, if price levels of parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts. We do not currently anticipate a reduction in orders that would result in lower economies of scale for our contract manufacturer or parts shortages that could lead to higher pricing. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distribution partners. A shortage of a key component such as the strategic integrated circuits used by various manufacturers would be a risk to our business.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed. Most of our internal manufacturing operating costs, such as salaries for our operations and service department and amortization of intangibles, are fixed costs that are relatively independent of the volume of our business. If our business volume decreases, our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit.

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

•	Increased competition for our products or services, which may affect pricing.

•	Sales of a greater number of our products that have a lower gross profit margin associated with them.

Operating Expenses

Research and Development

Our research and development (R&D) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures decreased 28% to $12.1 million for the three months ended June 30, 2004 from $16.8 million in the prior year comparative period, and represented 37% and 76% of net revenue in the three months ended June 30, 2004 and 2003, respectively. Our R&D expenditures decreased 32% to $24.0 million for the six months ended June 30, 2004 from $35.4 million in the prior year comparative period, and represented 38% and 68% of net revenue in the six months ended June 30, 2004 and 2003, respectively. The decrease in our R&D expenses is primarily due to a decrease in amortization and depreciation as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting, a decrease in prototype spending, equipment related expenses, and a decrease in salary and related costs consistent with the decrease in our R&D headcount. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in realignment in R&D resources or a change in the mix of skills of our staff.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 24% to $10.8 million for the three months ended June 30, 2004 from $14.2 million in the prior year comparative period, and represented 33% and 64% of net revenue in the three months ended June 30, 2004 and 2003, respectively. Our SG&A expenditures decreased 26% to $20.5 million for the six months ended June 30, 2004 from $27.7 million in the prior year comparative period, and represented 33% and 54% of net revenue in the six months ended June 30, 2004 and 2003, respectively. The decrease in our SG&A expenditures is primarily due to the decrease in salary and related costs consistent with the decrease in our SG&A headcount; a decrease in amortization and depreciation as a result of the reduction in the fair value of fixed assets upon adoption of fresh start accounting; reductions in equipment related expenses and, professional services including relocation, recruiting, training and conferences, and a decrease in our sales-related travel expenditures consistent with decreased revenue. Operating lease expenses decreased $1.1 million and $2.8 million for the three and six months ended June 30, 2004 compared the same period of previous year. This is primarily due to the termination of our leases in bankruptcy and negotiation of a new lease agreement following the emergence from bankruptcy. We expect our SG&A expenses to fluctuate in future periods in both absolute dollars and as a percentage of revenue.

Restructuring Charges

Pursuant to the Plan, all of our lease obligations terminated upon emergence from bankruptcy. Consequently, the fair value of the lease restructuring charges have been eliminated as of January 2, 2004 resulting in a net gain on the release of restructuring liability upon the termination of leases of $71.2 million during the period from January 1, 2004 through January 2, 2004. (See Note 3 of the Notes to the condensed consolidated financial statements for further discussion).

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

The movements of our 2001 restructuring reserves are summarized as follows (in thousands):

Consolidation of Excess Facilities
Restructuring accruals at December 31, 2003 (Predecessor)	$60,106
Fresh-start reporting adjustments	(60,106)

Restructuring accruals at June 30, 2004 (Successor)	$—

The movements of our 2003 restructuring reserves are summarized as follows (in thousands):

Consolidation of Excess Facilities
Restructuring accruals at December 31, 2003 (Predecessor)	$15,066
Fresh-start reporting adjustments	(15,066)

Restructuring accruals at June 30, 2004 (Successor)	$—

Amortization of Intangible Assets

Amortization of intangible assets for the three and six months ended June 30, 2003 was approximately $50,000 and $133,000, respectively. There was no amortization of intangible assets recorded in operating expenses in the three and six months ended June 30, 2004, due primarily to the elimination of Predecessor Company intangibles upon the adoption of fresh-start reporting. (See further discussion in Note 3 to the condensed consolidated financial statements). Total amortization expense for the three months ended June 30, 2004 was approximately $2.7 million, primarily relating to core technology and product technology intangible assets recorded upon adoption of fresh-start accounting, which was recorded in cost of revenue. Total amortization expense for the three months ended June 30, 2003 was approximately $0.7 million, of which $0.6 million was recorded in cost of revenue. For the six months ended June 30, 2004, total amortization expense was approximately $5.4 million and for the six months ended June 30, 2003, total amortization expense was approximately $2.4 million.

Stock-Based Compensation

Stock-based compensation increased $4.9 million to $5.2 million in the three months ended June 30, 2004 from approximately $287,000 in the same period of previous year. For the six months ended June 30, 2004, stock-based compensation increased $9.8 million to $10.5 million from $650,000 in the six months ended June 30, 2003. The increase in stock-based compensation expense in the current year period can be attributed to a deferred compensation charge totaling $28.2 million which was recorded for stock options issued to employees on January 3, 2004, and is being amortized over the vesting period of the options under an accelerated method.

Interest and Other Income (Expense), net

Interest and other income includes the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Realized gain from investments	$—	$—	$—	$429
Net foreign currency gain (loss)	(124)	(615)	(81)	(1,068)
Release of restructuring liability upon termination of leases	—	—	71,164	—
Fresh-start reporting adjustments	—	—	(218,691)	—
Induced conversion charges	—	—	(335,809)	—
Interest income	65	363	223	1,377
Other income (expense)	(59)	288	(274)	188

Total interest and other income (expense), net	$(118)	$36	$(483,468)	$926

Interest and other income, net decreased approximately $153,000 from three months ended June 30, 2004 when compared to the same period previous year. For the six months ended June 30, 2004, the interest and other income, net decreased $484.4 million when compared to the same period of previous year. The change in interest income was due primarily to lower applicable interest rates and the decrease in our invested funds from $67.4 million at June 30, 2003 to $44.4 million at June 30, 2004. The release of restructuring liability upon termination of leases, fresh-start reporting adjustments, and induced conversion charges of $483.3 million were recorded in connection with our emergence from Chapter 11 bankruptcy and the adoption of fresh-start reporting. (See Notes 2 and 3 in the Notes to the condensed consolidated financial statements for further discussion.)

We expect interest income to decrease as a result of the expected use of our cash to fund operations.

Interest Expense

Interest expense decreased by approximately $5.1 million in the three months ended June 30, 2004 when compared to the same period in the previous year. For the six months ended June 30, 2004, interest expense decreased $10.3 million when compared to the same period in the previous year. Interest expense was primarily attributable to our outstanding Convertible Notes issued in 2000. The decrease in interest expense from the prior year comparative period is due primarily to the cancellation of the Convertible Notes on January 2, 2004 upon our emergence from Chapter 11 bankruptcy proceedings in accordance with the Plan.

On a forward-looking basis, we anticipate that there will be no significant cash requirement for interest expense.

Reorganization Items

In the three months ended June 30, 2004 we incurred no reorganization costs. For the six months ended June 30, 2004, we incurred $4.3 million for professional fees related to the financial restructuring and emergence from bankruptcy.

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

Deemed Dividend and Accretion on Preferred Stock

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred

Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of our common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through June 30, 2004. In addition, we recorded $300,000 for the 2% semi-annual dividend on the Preferred Stock in the period from January 3, 2004 through June 30, 2004, which is included in the fair value of redeemable convertible preferred stock. On July 8, 2004, the Company’s Board of Directors determined not to declare a dividend for the period January 3, 2004 through June 30, 2004.

Liquidity and Capital Resources

Our principal source of liquidity as of June 30, 2004 consisted of approximately $44.4 million in cash and cash equivalents. This was an increase of approximately $23.8 million compared to the balance as of December 31, 2003 of $20.5 million. The primary contributors to the increase of this balance from $20.5 million at December 31, 2003 was the sale of our Preferred Stock to TCV totaling approximately $30.0 million, offset by cash used in operating activities of $6.5 million. Purchases of property and equipment totaled approximately $1.3 million, and approximately $335,000 was paid on capital lease obligations and borrowings during the six months ended June 30, 2004.

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

Cash used in operating activities was $6.5 million for the six months ended June 30, 2004, compared to $44.7 million in the six months ended June 30, 2003. Cash used in operating activities in the six months ended June 30, 2004 resulted primarily from our net loss before deemed dividend and accretion on preferred stock of $26.7 million, and a release of restructuring liability upon termination of leases of $71.2 million, offset by fresh start accounting adjustments of $218.7 million, an induced conversion charge of $335.8 million, depreciation of $4.8 million, amortization of intangibles of $5.3 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $1.0 million, stock compensation expense of $10.5 million, and working capital changes of approximately $1.3 million. Cash used in operating activities in the six months ended June 30, 2003 resulted primarily from our net loss of $75.9 million, offset by depreciation and amortization of $21.7 million.

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

Cash used in investing activities was approximately $784,000 for the six months ended June 30, 2004, compared to cash provided by investing activities of $29.9 million in the six months ended June 30, 2003. Cash used in investing activities in the six months ended June 30, 2004 was due primarily to purchases of property and equipment of $1.3 million, offset by changes in restricted cash of approximately $478,000. Cash provided by investing activities in the six months ended June 30, 2003 was due primarily to the net sale of short-term investments of $36.6 million offset by and changes in restricted cash of approximately $2.8 million and purchases of property and equipment of $3.8 million.

Cash provided by financing activities was $31.1 million for the six months ended June 30, 2004, compared to approximately $489,000 in the six months ended June 30, 2003. Cash provided by financing activities in the six months ended June 30, 2004 was primarily due to proceeds from the issuance of Preferred Stock of approximately $30.0 million, issuance of common stock of $1.4 million, and exercise of warrants of approximately $64,000, offset by principal payments on capital lease obligations and borrowings of approximately $335,000. Cash provided by financing activities in the six months ended June 30, 2003 was primarily due to proceeds from borrowings on our line of credit of $1.0 million, offset by approximately $920,000 for principal payments under capital lease obligations and other borrowings.

We received cash from the exercise of stock options and the sale of stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the stock option plans and our Employee Stock Purchase Plan and general market conditions.

On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on June 30, 2005. On June 24, 2004 and July 30, 2004, we amended certain provisions of the $20.0 million asset based credit facility with Silicon Valley Bank. The agreement provides that borrowings under the facility will be formula based including eligible receivables and an overadvance facility of $6.0 million and would be secured by substantially all of our assets. The line of credit will be used to maintain a letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. We are required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, payment of additional fees, and any additional conditions set forth in the agreement for continued availability. As of June 30, 2004, total availability was $11.4 million, of which $8.0 million was used to secure the letter of credit with Jabil Circuit Inc. and no additional amounts were borrowed under this facility. As of June 30, 2004, we were in compliance with the financial covenants under the loan agreement.

We expect our total 2004 capital expenditures to be approximately $8.0 million.

On a forward-looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements through at least the next 12 months. However, within the next 12 months, we may be required to raise additional capital, or could elect to raise capital, if certain events occur, including, but not limited to:

•	We fail to meet our revenue or collection targets and continue to incur negative cash flow and significant losses.

•	Our business increases significantly and we require additional working capital.

•	We believe it to be in our best interests to hold more working capital.

•	Our inventory and product purchase commitments to our contract manufacturer may increase significantly requiring us to incur negative cash flows.

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

In addition, we have significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	Remainder of 2004-2006	After 2006	Total
Lease payments due on properties we occupy	$3.2	$—	$3.2
Accounts payable to contract manufacturers for inventory on hand	$7.2	$—	$7.2
Payments contracted for IT systems hosting	$2.6	$—	$2.6

In addition, we have purchase commitments with our contract manufacturer in the normal course of operations totaling approximately $11.2 million as of June 30, 2004.

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of our common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which was included in other non-current assets of the Predecessor Company, was being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three and six months ended June 30, 2003, revenue was reduced by approximately $369,000 and $738,000 respectively, for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member of our board of directors. However, this right terminated because Nokia’s ownership of our common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia was reflected as related party transactions in the three months ended June 30, 2003 since Nokia was a related party from May 2002 to August 2003. Revenue from Nokia was approximately $0.9 and $2.7 million during the three and six months ended June 30, 2003.

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

Our operating plan is subject to great uncertainty because we have limited visibility into our business prospects and difficulty predicting the amount and timing of our revenue. Specifically, the sales cycle is difficult to predict with respect to our SmartEdge router products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. The difficulty in predicting the sales cycle is aggravated by the fact that we have a limited backlog of orders continuing into the third quarter of 2004.

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

Our projected results are also based upon assumptions about our overall cost-structure, which could prove unreliable. For example, if our current pricing arrangement with our contract manufacturer is not renewed beyond its current term, or is renegotiated on terms less favorable to us, our results of operations and financial condition could be materially harmed.

Although we have successfully emerged from Chapter 11 Bankruptcy, we expect to continue to incur net operating losses in the near future.

To date, we have not been profitable. We incurred net losses of approximately $528.5 million for the six months ended June 30, 2004, $118.8 million during fiscal year 2003, $186.9 million during fiscal year 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we expect to have net losses for the remainder of fiscal 2004. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of June 30, 2004, we had cash and cash equivalents of approximately $44.4 million.

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

We may continue to experience a negative impact on our business and operations due to the Chapter 11 Bankruptcy filing.

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

Our product line expanded when we began shipping our SmartEdge router in the fourth quarter of 2001. In addition, we have introduced new technologies in 2002 and 2003. In the fourth quarter of 2002 we introduced new technology for the SMS 10000 platform, the SMS 10000 SL product. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the third quarter of 2003, we introduced the SMS 1800 SL product and the NetOp™ Policy Manager products. The growth of our business is dependent on customer acceptance of these new products. If sales of these new products do not meet our revenue targets, our operating results, financial condition or business prospects may be negatively impacted. In addition, the sale of these new products to our customer base may negatively impact the revenue of our pre-existing products.

There are a limited number of potential customers for our products and the loss of any of our key customers would likely significantly reduce our revenues.

Our customers include both end-user customers and resellers. During the six months ended June 30, 2004, revenue from product purchases by SBC Communications accounted for approximately 28% of our revenue. During the six months ended June 30, 2003, revenue from product purchases by NEC accounted for approximately 14% of our revenue. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. The loss of any of our key customers would have a negative impact on our cash collections and significantly reduce our revenues.

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

A small number of stockholders own a large percentage of our voting stock and could significantly influence all matters requiring stockholder approval.

Based upon information that is available to us, three stockholders each own over 10% of our outstanding voting stock: Creedon Keller & Partners, Inc. owns approximately 15%; FMR Corp owns approximately 13% and entitles affiliated with Technology Crossover Ventures own preferred stock and warrants totaling approximately 13%. In the event some or all of these stockholders vote together they would be able to significantly influence all matters requiring approval by our stockholders, including new financing, the election of directors and the approval of mergers or other business combination transactions. To the extent that the interests of these stockholders are different than those of other stockholders, important company decisions may not reflect the interests of all stockholders.

Our future success depends in large part on sales to companies in the telecommunications sector, and these companies continue to remain cautious with respect to new purchases.

We are highly dependent on sales to companies in the telecommunications sector. Our future depends on an improvement in the financial strength of the telecommunications sector because our sales depend on the increased use and widespread adoption of broadband access services, increased capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis), and the ability of our customers to market and sell broadband access services. If the telecommunications industry experiences another downturn or broadband deployments do not increase steadily, our customers may forego sustained or increased levels of capital investment, and reevaluate their need for our products. If the foregoing occurs, our revenues may be less than we currently anticipate, and our business will suffer.

We increasingly rely on sales in international markets, which expose us to additional risks that may affect our revenue levels.

We have become increasingly reliant on sales to international customers during the last two years. During the period from January 3, 2004 through June 30, 2004 and the years ended December 31, 2003, 2002 and 2001 we derived approximately 58%, 62%, 50% and 37%, respectively, of our revenue from sales to international customers. Our growing international presence exposes us to risks including:

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

If one or more of these risks materialize, our sales to international customers may decrease and/or our costs may increase, which could negatively impact our revenues and operating results.

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

Over the past several years we have experienced significant decrease in our overall number of employees as a result of operational efficiencies and reductions in the workforce. In addition, we continue to evaluate our management structure to suit the need of business. It is especially challenging to attract and retain highly qualified management, skilled engineers and other knowledgeable workers in an industry such as ours where competition for skilled personnel is intense. Our future performance depends, in part, on the ability of our senior management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel.

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

A number of our customers are evaluating our next generation products that may lead to an extended evaluation period or a decision to use a competitor’s products and this may have a material adverse effect on our business.

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

We are disputing a number of the proof of claims filed in the bankruptcy proceeding, which may result in additional liability and will require the incurrence of legal costs in order to litigate.

We filed objections to certain disputed proof of claims. Although we have resolved several of these objections, approximately $11 million of asserted disputed claims currently remain in dispute, which may result in additional liabilities if such claims are ultimately allowed by the Bankruptcy Court depending on the ultimate amount and priority of the allowed amounts of these claims. We intend to continue to object to the disputed proof of claims to the extent that we believe such claims have been either improperly filed with the bankruptcy court, or were filed in amounts in excess of the Company’s belief of the true liability of such claims. We cannot predict the outcome of such disputes and there may be an unfavorable outcome from the Company’s perspective with respect to these disputed claims, and which may result in either (i) an allowed amount of approximately $10 million with respect to allowed priority or allowed administrative claims that would have to be fully paid pursuant to the Plan or (ii) a greater equity distribution of up to approximately 15,000 common shares than originally contemplated to the extent that the disputed claims that are entitled to non-priority unsecured status are ultimately allowed by the bankruptcy court. In addition, the cost of litigating the partial or complete disallowance of such disputed claims may be greater than we anticipate.

We are dependent on sole source and limited source suppliers for several key components, and any interruptions or delay of supply could adversely affect our sales and business prospects.

We currently purchase several key components used in our products from single or limited sources of supply. Specifically, we rely on a single source of foundries for a number of our ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our third party contract manufacturer, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components to us. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive. Our inability to obtain sufficient quantities of components from our suppliers in a timely manner could negatively impact our ability to timely introduce and generate revenue from this new technology.

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

The Company has actively filed, patent applications but these applications may not result in the issuance of any patents. Any patent that is issued might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

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

We could become subject to litigation regarding intellectual property rights, which could subject us to significant liability or force us to redesign our products.

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

Since 2002, we have been a defendant in a securities class action litigation, which is still pending, although it is subject to a pending settlement which may be covered by insurance. In addition, in recent months, certain or our current and former executive officers and board members have become the subject of several purported class action lawsuits. These complaints allege, among other things, that the named defendants failed to disclose information relating to transactions we entered into with Qwest Communications. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. Although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits by way of settlement, indemnification obligations or otherwise, the size of any such payments, unless covered by insurance or recovered from third parties, could seriously harm our financial condition.

All litigation that was commenced prior to or during the course of bankruptcy was stayed once we entered bankruptcy and will continue to be handled pursuant to the Plan even though we have emerged from the bankruptcy proceedings. However, we remain at risk of post Chapter 11 litigation claims, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc. and remain at risk of obtaining liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations.

Our gross margins may continue to fluctuate over time, which could harm our results of operations.

Our gross margins may continue to fluctuate in the future due to, among other things: any changes in the mix of sales between our products; competitive pressure to reduce our current price levels; our ability to control inventory costs and other reserves; our ability to control and absorb fixed costs; and our ability to introduce new products, product enhancements and upgrades. Based on the foregoing, our gross margin could decline and our results of operations would suffer.

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

We were previously informed that the SEC is examining various transactions involving Qwest Communications, some of which were entered into between Qwest and us. We fully cooperated with the SEC regarding this matter and have provided relevant information to the SEC in response to its requests. The transactions with respect to which the SEC has requested information from us were all entered into prior to fiscal year 2002 and involve the sale of products by Redback to Qwest, the purchase of certain products and services by Redback from Qwest and certain equity investments. We cannot predict the duration or outcome of the SEC’s examination, and to date, the SEC has not informed us as to their intent to pursue enforcement or any other action against us. If, however, the SEC determines to pursue enforcement or other action against us, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

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

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $447,000, $914,000, $34.4 million, and $142.6 million in the period from January 3, 2004 to June 30, 2004, and in the fiscal periods 2003, 2002 and 2001, respectively. The 2004, 2003 and 2002 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions and from inventory that was determined to be unrepairable. During the period from January 3, 2004 through June 30, 2004, we also recognized a gain of $163,000 from the sale of inventory as scrap. The 2001 excess inventory resulted from purchases that we made directly or that were committed on our behalf by our contract manufacturers to meet demand that was anticipated in 2001, before we experienced a sudden and significant decrease in our forecasted revenue. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

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

In 2001, we adopted a stockholder rights plan, which has been subsequently amended. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

As of June 30, 2004, we maintained cash and cash equivalents of $44.4 million and had no outstanding capital lease.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At June 30, 2004 and December 31, 2003, our primary net foreign currency exposures were in Canadian dollars, Euros, Australian dollars, Singaporean dollars, Taiwanese dollars, and British pounds. At June 30, 2004 we held foreign exchange forward purchase contracts for Euros and British pounds totaling $1.5 million. At December 31, 2003, we did not hold any foreign exchange contracts. The net financial impact of foreign exchange gains and losses are recorded in other income and have not been material in any of the periods presented. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe and substantially all of our sales transactions are made in U.S. dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of June 30, 2004, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or statement of cash flows.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 17, 2004.

Kevin A. DeNuccio, Paul Giordano, Roy D. Behren, John L. Drew, David C. Friezo, Martin A. Kaplan and William Kurtz were elected as directors. The results of the voting were as follows:

Election of Directors	For	Withheld
Kevin A. DeNuccio	37,300,095	185,724
Paul Giordano	37,114,733	371,086
Roy D. Behren	37,295,396	190,423
John L. Drew	37,120,296	365,523
David C. Friezo	37,298,224	187,595
Martin A. Kaplan	37,295,229	190,590
William H. Kurtz	37,293,035	192,784

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 2004 was approved. The results of the voting were as follows:

	For	Against	Abstain
Votes	37,331,980	140,303	13,536

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description

2.1	Prepackaged Plan of Reorganization of Redback Networks, Inc. dated November 3, 2003 (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

2.2	Order Confirming Prepackaged Plan of Reorganization of Redback Networks Inc. under Chapter 11 of the Bankruptcy Code (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-K filed on March 15, 2004).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on May 15, 2001).

3.3	Certificate of Designation of the Series B Convertible Preferred Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.1	Rights Agreement, dated as of June 12, 2001, as amended on May 21, 2002, October 2, 2003 and January 5, 2004, between Redback Networks Inc., and US Stock Transfer Corporation, as Rights Agent (which is incorporated herein by reference to (i) Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2001; (ii) Exhibit 4.2 of the Registrant’s Form 8-A/A filed on May 31, 2002; (iii) Exhibit 4.3 of the Registrant’s Form 8-A/A filed on October 2, 2003; and (iv) Exhibit 4.4 of the Registrant’s Form 8-A/A filed on January 12, 2004).

Exhibit Number	Description

4.2	Investor’s Rights Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2002).

4.3	Form of Redback Networks Inc. Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.10 of the Registrant’s Form S-4 filed on August 22, 2003 (File No. 333-108170), as amended).

4.4	Form of Series B Preferred Stock Certificate of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.5	Form of Warrant to Purchase Common Stock of Redback Networks Inc., issued to TCV IV, L.P. and TCV IV Strategic Partners, L.P. on the Closing Date (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.6	Investor Rights Agreement, dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.7	Amendment dated April 5, 2004 of Investor Rights Agreement dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.6 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.8	Securities Purchase Agreement, dated January 2, 2003, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.9	Form of $5.00 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.8 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.10	Form of $9.50 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.9 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.11	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $5.00 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.12	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $9.50 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

10.1	Employment Agreement between Redback Networks Inc. and Kevin A. DeNuccio, dated August 17, 2001 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2001).

10.2	Redback Networks Inc. 1999 Stock Incentive Plan Notice of Restricted Stock Award to Kevin A. DeNuccio dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.3	Employment Agreement between Redback Networks Inc. and Georges Antoun, dated August 22, 2001 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002) and amendment thereto dated January 3, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.4(1)	Employment Agreement between the Registrant and Ebrahim Abassi, dated October 2, 2001.

Exhibit Number	Description

10.5	Employment Agreement between Redback Networks Inc. and Thomas L. Cronan III dated January 15, 2003 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

10.7	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Exhibit (a)(7) of the Registrant’s Tender Offer Statement on Schedule TO, filed on September 6, 2001 (File No. 005-57129), as amended).

10.8	Redback Networks Inc. 1999 Directors’ Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 filed February 2, 2000 (File No. 333-95947), as amended).

10.9	Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-4 filed on February 2, 2000 (File No. 333-95947), as amended).

10.10	Lease by and between CTC Associates II, LP and the Registrant, dated as of January 1, 2004 (which is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 15, 2004).

10.11	Manufacturing Services Letter Agreement between Redback Networks Inc. and Jabil Circuit Inc. dated September 14, 2000 (which is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.12	Financing Agreement, dated as of November 12, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2003).

10.13	Amendment Number One, dated December 3, 2003, to Financing Agreement by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 15, 2004).

10.14	Termination letter relating to Financing Agreement, dated as of November 12, 2003 and amended December 3, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 15, 2004).

10.15	Letter of Credit issued by Silicon Valley Bank on behalf of the Registrant, dated January 5, 2004 (which is incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 15, 2004).

10.16	Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 10, 2004 (which is incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K filed on March 15, 2004).

10.17	Settlement Agreement, dated February 11, 2004, between Redback Networks Inc. and Chanin Capital Partners, LLC (which is incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 10-Q filed on May 10, 2004).

Exhibit Number		Description

10.18		Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Roy D. Behren (which is incorporated herein by reference to Exhibit 10.18 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.19		Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Martin A. Kaplan (which is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.20		Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and William H. Kurtz (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.21	(1)	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated June 24, 2004.

10.22	(1)	Amendment No. 1 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated July 30, 2004.

10.23	(1)	Amendment to the Employment Agreement between the Registrant and Ebrahim Abassi, dated June 21, 2004.

31.1	(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith.

(b) Reports on Form 8-K.

On April 14, 2004 the Registrant filed a Current Report on Form 8-K (Item 7—Financial Statements and Exhibits; Item 12—Results of Operations and Financial Condition) to report the announcement of its financial results for the quarter ended March 31, 2004. (The information in this report was furnished and was not deemed filed under applicable rules and regulations.)

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

Date: August 9, 2004