Form 10-Q
period 2004-09-30
REDBACK NETWORKS INC
filed 2004-11-08
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of November 2, 2004 was 53,076,931 shares.

REDBACK NETWORKS INC.

FORM 10-Q

September 30, 2004

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2004, January 2, 2004, and December 31, 2003 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Operations for the period from January 3, 2004 through September 30, 2004, the period from January 1, 2004 through January 2, 2004, and the nine months ended September 30, 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the period from January 3, 2004 through September 30, 2004, the period from January 1, 2004 through January 2, 2004, and the nine months ended September 30, 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION	48

Item 1.	Legal Proceedings	48

Item 2.	Unregistered Sales of Equity Securities, and Use of Proceeds	48

Item 3.	Defaults upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signatures		52

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	September 30, 2004	January 2, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$45,173	$20,519	$20,519
Restricted cash and investments	—	955	955
Accounts receivable, less allowances of $0, $0 and $1,987	9,348	12,529	12,529
Inventories	9,194	6,376	6,376
Other current assets	5,925	5,044	6,043

Total current assets	69,640	45,423	46,422
Property and equipment, net	17,108	19,952	28,149
Goodwill	147,257	147,657	431,742
Other intangible assets, net	68,943	76,900	463
Other assets	2,787	969	2,816

Total assets	$305,735	$290,901	$509,592

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$—	$335	$335
Accounts payable	17,719	19,285	19,285
Accrued liabilities	19,199	24,114	22,575
Deferred revenue	10,329	7,167	7,167

Total current liabilities	47,247	50,901	49,362
Other long-term liabilities	2,116	—	—

Total liabilities not subject to compromise	49,363	50,901	49,362
Liabilities subject to compromise (Note 9)	—	—	564,336

Total liabilities	49,363	50,901	613,698

Commitments and contingencies (Note 16)
Preferred Stock: $0.0001 par value; 10,000 shares authorized, 652 shares issued and outstanding	47,130	—	—

Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 750,001, 750,000, and 750,000 shares authorized, respectively; 52,685, 183,009 and 183,009 shares issued and outstanding, respectively	276,551	240,000	5,376,547
Deferred stock-based compensation	(11,435)	—	(902)
Notes receivable from stockholders	—	—	(15)
Accumulated other comprehensive loss (gain)	273	—	(26,096)
Accumulated deficit	(56,147)	—	(5,453,640)

Total stockholders’ equity (deficit)	256,372	240,000	(104,106)

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$305,735	$290,901	$509,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Product revenue	$14,850	$18,841
Related party product revenue	—	2,724
Service revenue	6,156	5,794

Total revenue	21,006	27,359
Product cost of revenue (1)	7,152	5,595
Service cost of revenue (1)	2,215	3,142
Amortization	2,728	919

Total cost of revenue	12,095	9,656

Gross profit	8,911	17,703

Operating expenses:
Research and development (1)	11,897	15,635
Selling, general and administrative (1)	9,978	15,328
Amortization of intangible assets	—	33
Stock-based compensation	4,880	200

Total operating expenses	26,755	31,196

Loss from operations	(17,844)	(13,493)

Other income (expense), net:
Interest and other income, net	5,511	855
Interest expense	—	(5,450)

Other income (expense), net	5,511	(4,595)

Net loss before deemed dividend and accretion on preferred stock	(12,333)	(18,088)
Deemed dividend and accretion on preferred stock	(143)	—

Net loss attributable to common stockholders	$(12,476)	$(18,088)

Net loss attributable to common stockholders per share-basic and diluted	$(0.24)	$(0.10)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	52,538	182,527

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$345	$—
Research and development	1,969	92
Selling, general and administrative	2,566	108

Total	$4,880	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Predecessor
	January 3 Through September 30, 2004	January 1 Through January 2, 2004	Nine Months ended September 30, 2003
Product revenue	$66,138	$—	$57,586
Related party product revenue	—	—	5,409
Service revenue	17,349	—	16,088

Total revenue	83,487	—	79,083

Product cost of revenue (1)	28,755	—	27,827
Service cost of revenue (1)	6,348	—	9,537
Amortization	8,184	—	3,157

Total cost of revenue	43,287	—	40,521

Gross profit	40,200	—	38,562

Operating expenses:
Research and development (1)	35,895	—	51,015
Selling, general and administrative (1)	30,507	—	43,008
Reorganization items	2,787	—	—
Restructuring charges	—	—	23,494
Amortization of intangible assets	—	—	166
Stock-based compensation	15,368	—	850

Total operating expenses	84,557	—	118,533

Loss from operations	(44,357)	—	(79,971)

Other income (expense), net:
Interest and other income, net	5,379	—	1,781
Interest expense	(55)	—	(15,793)
Release of restructuring liability upon termination of leases	—	71,164	—
Fresh-start adjustments	—	(218,691)	—
Induced conversion charge	—	(335,809)	—

Other income (expense), net	5,324	(483,336)	(14,012)

Loss before reorganization items	(39,033)	(483,336)	(93,983)
Reorganization items	—	(1,539)	—

Net loss before deemed dividend and accretion on preferred stock	(39,033)	(484,875)	(93,983)
Deemed dividend and accretion on preferred stock	(17,114)	—	—

Net loss attributable to common stockholders	$(56,147)	$(484,875)	$(93,983)

Net loss attributable to common stockholders per share-basic and diluted	$(1.08)	$(2.65)	$(0.52)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	52,032	183,009	181,007

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$1,052	$—	$—
Research and development	6,564	—	460
Selling, general and administrative	7,752	—	390

Total	$15,368	$—	$850

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	January 3 Through September 30, 2004	January 1 Through January 2, 2004	Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend and accretion on preferred stock	$(39,033)	$(484,875)	$(93,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of restructuring liability upon termination of leases	—	(71,164)	—
Fresh-start accounting adjustments	—	218,691	—
Induced conversion charge	—	335,809	—
Depreciation	7,437	—	27,672
Amortization of other intangible assets	7,957	—	3,324
Amortization of the fair value of warrants	1,440	—	—
Loss on disposal of property and equipment	20	—	—
Amortization of deferred swap gain	—	—	(3,387)
Impairment of minority investments	—	—	336
Stock-based compensation	15,368	—	850
Gain on sale of equity investments	(6,028)	—	—
Impairment of property and equipment	—	—	6,785
Changes in assets and liabilities:
Accounts receivable, net	3,181	—	(9,943)
Inventories	(5,612)	—	(383)
Other assets	1,872	—	4,653
Accounts payable	(3,106)	—	(3,201)
Accrued liabilities	(982)	1,539	(7,830)
Deferred revenue	3,162	—	915
Other long-term liabilities	2,116	—	8,532

Net cash used in operating activities	(12,208)	—	(65,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,728)	—	(5,878)
Purchases of short-term investments	—	—	(7,476)
Proceeds from sales of short-term investments	—	—	67,620
Proceeds from sales of equity investments	6,028	—	—
Changes in restricted cash, net	478	—	(2,805)

Net cash provided by investing activities	4,778	—	51,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,339	—	552
Repurchases of common stock	—	—	(144)
Proceeds from issuance of redeemable convertible preferred stock	30,016	—	—
Proceeds from exercise of warrants	64	—	—
Principal payments on capital lease obligations and borrowings	(335)	—	(1,183)
Proceeds from stockholder notes receivable	—	—	32
Proceeds from bank borrowings, net	—	—	1,000

Net cash provided by financing activities	32,084	—	257

Net increase (decrease) in cash and cash equivalents	24,654	—	(13,942)
Cash and cash equivalents at beginning of period	20,519	20,519	22,995

Cash and cash equivalents at end of period	$45,173	$20,519	$9,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$55	$—	$12,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Company and Summary of Significant Accounting Policies:

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

Liquidity

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company has funded its operations largely through the issuance of equity securities and cash collected from operations. For the period from January 3 through September 30, 2004, the Company incurred a loss from operations of $44.4 million and negative cash flows from operations of $12.2 million. Management expects operating losses to continue for at least the next 6 to 12 months. Management believes that its current cash and cash equivalent balances of $45.2 million are sufficient to meet its working capital requirements for at least the next 12 months. However, the failure to do one of the following: generate sufficient revenue, raise additional capital, or reduce discretionary spending, could have a material adverse effect on the Company’s ability to achieve its intended longer term business objectives. In addition, revenue generated from the sale of its products and services may not increase to a level that exceeds its operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company may continue to incur negative cash flow from operations.

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

Warranty Reserves
Beginning balance at December 31, 2002 (Predecessor)	$2,304
Charges to costs and expenses	373
Warranty expenditures	(1,056)

Ending balance at September 30, 2003 (Predecessor)	$1,621

Beginning balance at December 31, 2003 (Predecessor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	—

Ending balance at January 2, 2004 (Predecessor)	$2,122

Beginning balance at January 2, 2004 (Successor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	(100)

Ending balance at September 30, 2004 (Successor)	$2,022

Significant Customers

During the three months ended September 30, 2004, one customer accounted for 18% of the Company’s total revenue. During the three months ended September 30, 2003, three customers accounted for 22%, 18% and 10% of the Company’s total revenue. During the nine months ended September 30, 2004, one customer accounted for 22% of the Company’s total revenue. During the nine months ended September 30, 2003, one customer accounted for 14% of the Company’s total revenue. Customers include both end-user customers and distributors. At September 30, 2004 three customers accounted for 18%, 12%, and 11% of total accounts receivable. At September 30, 2003, three customers accounted for 33%, 19% and 14% of total accounts receivable.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redeemable Convertible Preferred Stock

The carrying value of the redeemable convertible Preferred Stock is adjusted by quarterly accretions for dividends payable, so that the carrying amount will equal the redemption amount at the earliest redemption date. These adjustments will be effected through charges against accumulated deficit. For the period from January 3 through September 30, 2004, the Company recorded $0.4 million for the 2% accumulated quarterly accretions.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss attributable to common stockholders and basic and diluted net loss attributable to common stockholders per share as if the fair value based method had been applied to all awards. For the three months ended September 30, 2004 and 2003, the period from January 1, 2004 through January 2, 2004, the period from January 3 through September 30, 2004, and the nine months ended September 30, 2003, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Successor Three Months Ended September 30, 2004	Predecessor Three Months Ended September 30, 2003	Successor January 3 Through September 30, 2004	Predecessor January 1 2004 Through January 2, 2004	Predecessor Nine Months Ended September 30, 2003
Net loss attributable to common stockholders:
As reported	$(12,476)	$(18,088)	$(56,147)	$(484,875)	$(93,983)
Add: Stock-based compensation expense included in reported net loss	4,880	200	15,368	—	850
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(7,436)	(4,644)	(21,669)	—	(19,342)

Pro forma	$(15,032)	$(22,532)	$(62,448)	$(484,875)	$(112,475)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.24)	$(0.10)	$(1.08)	$(2.65)	$(0.52)

Pro forma	$(0.29)	$(0.12)	$(1.20)	$(2.65)	$(0.62)

Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, (EITF 03-06). EITF 03-06 addresses a

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During March 2004 the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”. The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The effective date the proposed standard recommended was for fiscal years beginning after December 15, 2004.

In October 2004, FASB delayed the effective date of this proposed standard. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. The FASB is expected to issue its final standard before December 31, 2004. Once the standard is issued, public companies should disclose in their financial statements the expected impact of adoption as required by Staff Accounting Bulletin 74 (SAB Topic 11-M, “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of the Registrant when Adopted in a Future Period”). The Company plans to fully comply the final standard.

Note 2. Emergence from Chapter 11 and the Plan of Reorganization

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Plan, the Company issued to the stockholders prior to the effectiveness of the Plan warrants exercisable for approximately 2.6 million shares of the Company’s common stock at an exercise price of $5.00 per share and warrants exercisable for approximately 2.8 million shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants have an exercise period of 7 years. The fair value of the warrants, which was recorded as an additional induced conversion charge in the statement of operations for the period from January 1, 2004 through January 2, 2004, is $21.6 million as determined by the Company, using established valuation techniques, including a valuation performed by an independent third party.

In accordance with Statement of Accounting Standards (SFAS) No. 84, Induced Conversions of Convertible Debt, an amendment of Accounting Principles Board Opinion No. 26, the Company is required to recognize an expense equal to the fair value of all securities or the reconsideration transferred to the holders of Convertible Notes in the Plan in excess of the fair value of securities issuable pursuant to the original conversion terms. In accordance with the original conversion terms of the Convertible Notes, the fair value of common stock issuable upon conversion was approximately $221,000 as of January 2, 2004, including an estimated entity valuation of $420.0 million, as compared to the fair value of common stock issued under the Plan of approximately $314.4 million, resulting in an induced conversion charge of approximately $314.2 million. The Company has used an estimated entity value of $420.0 million as the basis for determining the fair value of common stock issuable upon the exchange of notes, as determined through established valuation techniques and based on valuations performed by an independent third party.

Reorganization Items

The Company did not incur reorganization costs during the three months ended September 30, 2004 and the three months ended September 30, 2003. For the period from January 3, 2004 through September 30, 2004, and the period from January 1, 2004 through January 2, 2004 reorganization costs were $2.8 million and $1.5 million, respectively. All of the reorganization costs of $2.8 million were incurred in the period from January 3, through March 31, 2004. Reorganization costs included fees to professionals related to the Company’s financial restructuring, including Chapter 11 bankruptcy proceedings. The Company did not incur reorganization costs during the nine months ended September 30, 2003.

Note 3. Fresh-Start Reporting

The Company emerged from bankruptcy on the effective date of the Plan, January 2, 2004. Thus, in accordance with SOP 90-7, the reorganized Successor Company adopted fresh-start reporting effective January 2, 2004. Fresh-start reporting requires the recording of assets and liabilities at fair value, and stockholders’ equity based on the reorganization value.

SOP 90-7 requires the Company to establish a reorganization value upon the adoption of fresh-start reporting. The Company has used an equity value of $240.0 million as the basis for determining the value of stockholder’s equity following reorganization. Stockholders’ equity was valued based on the enterprise valuation (reflecting the value of the restructured debt and equity) agreed to between the Company and all classes of its creditors. The enterprise value was determined by the Company using established valuation techniques, including a valuation performed by an independent third party. The reorganization value of $290 million, as determined by the combination of the equity value and liabilities, was then used as the basis for allocating amongst the Company’s identifiable assets in accordance with SOP 90-7.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the Company’s emergence from the Chapter 11 bankruptcy proceedings and the adoption of fresh-start reporting resulted in the following adjustments to the Company’s unaudited condensed consolidated balance sheet as of January 2, 2004 (in thousands):

	Predecessor January 2, 2004	Reorganization and Fresh-Start Reporting adjustments		Successor January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,519	$—		$20,519
Restricted cash and investments	955	—		955
Accounts receivable, net	12,529	—		12,529
Inventories	6,376	—		6,376
Other current assets	6,043	(999	)(B)	5,044

Total current assets	46,422	(999)		45,423
Property and equipment, net	28,149	(8,197	)(B)	19,952
Goodwill	431,742	(431,742	)(B)	—
Reorganization value in excess of amounts allocable to identifiable assets	—	147,657	(B)	147,657
Other intangible assets, net	463	(463	)(B)	76,900
		58,300	(B)
		18,600	(B)
Other assets	2,816	(1,847	)(B)	969

Total assets	$509,592	$(218,691)		$290,901

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$335	$—		$335
Accounts payable	19,285	—		19,285
Accrued liabilities	22,575	1,539	(C)	24,114
Deferred revenue	7,167	—		7,167

Total current liabilities	49,362	1,539		50,901

Total liabilities not subject to compromise	49,362	1,539		50,901
Liabilities subject to compromise	564,336	(2,257	)(B)	—
		(490,915	)(D)
		(71,164	)(A)

Total liabilities	613,698	(562,797)		50,901
Stockholders’ equity (deficit):
Common stock	5,376,547	(5,963,271	)(B)	240,000
		490,915	(D)
		335,809	(E)
Deferred stock-based compensation	(902)	902	(B)	—
Notes receivable from stockholders	(15)	15	(B)	—
Accumulated other comprehensive loss	(26,096)	26,096	(B)	—
Accumulated deficit	(5,453,640)	71,164	(A)	—
		5,719,824	(B)
		(1,539	)(C)
		(335,809	)(E)

Total stockholders’ equity (deficit):	(104,106)	344,106		240,000

Total liabilities and stockholders’ equity (deficit)	$509,592	$(218,691)		$290,901

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(A)	To reflect a reduction of lease deposits of $8.1 million, reversal of operating lease-related restructuring charges of $75.2 million, and a reversal of deferred rent and other lease related liabilities of $4.1 million.
(B)	To reflect the recast of the Company’s balance sheet using current fair market values under fresh-start accounting. This recasted balance sheet is based on the equity value of $240.0 million, combined with additional assumptions regarding fair values of property and equipment, additional liabilities associated with the bankruptcy proceedings, reduction of lease liabilities, and the recording of identifiable intangible assets (core technology and product technology) determined through established valuation techniques and based on valuations performed by an independent third party (in thousands):

Predecessor January 2, 2004
Current assets	$45,423
Property and equipment	19,952
Reorganization value in excess of amounts allocable to identifiable assets	147,657
Core technology	58,300
Product technology	18,600
Other assets	969
Current liabilities	(50,901)

Stockholder’s equity	$240,000

As a result of recasting the balance sheet based on the reorganization value, the carrying values of the Predecessor Company’s goodwill, intangible and other assets, and property and equipment were reduced, recognizing fresh-start adjustments of $218.7 million in the statement of operations for the period from January 1, 2004 through January 2, 2004.

(C)	To reflect the additional Plan and restructuring expenses related primarily to professional fees of $1.5 million.
(D)	To reflect the impact of the exchange of the Convertible Notes for common stock of $490.9 million as an increase in common stock, $484.4 million as a reduction of Convertible Notes, $7.1 million to reverse the unamortized balance of the note issuance costs and the reversal of accrued interest of $13.7 million.
(E)	In accordance with Statement of Accounting Standards (SFAS) No. 84, Induced Conversions of Convertible Debt, an amendment of Accounting Principles Board Opinion No. 26, the Company is required to recognize an expense equal to the fair value of all securities or the consideration transferred to the holders of Convertible Notes in the Plan in excess of the fair value of securities issuable pursuant to the original conversion terms. In accordance with the original conversion terms of the Convertible Notes, the fair value of common stock issuable upon conversion was approximately $221,000 as of January 2, 2004, including an estimated entity valuation of $420.0 million, as compared to the fair value of common stock issued under the Plan of approximately $314.4 million, resulting in an induced conversion charge of approximately $314.2 million recorded in the statement of operations for the period from January 1, 2004 through January 2, 2004. The Company has used an equity value of $240.0 million as the basis for determining the value of stockholders’ equity following reorganization. Stockholders’ equity was valued based on the enterprise valuation (reflecting the value of the restructured debt and equity) agreed to between the Company and all classes of its creditors. As part of the Plan, the Company issued to the stockholders, prior to the effectiveness of the Plan, warrants exercisable for approximately 2.6 million shares of the Company’s common stock at an exercise price of $5.00 per share and warrants exercisable for approximately 2.8 million shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants have an exercise period of 7 years. The fair value of the warrants, which was recorded as an additional induced conversion charge in the statement of operations for the period from January 1, 2004 through January 2, 2004, was approximately $21.6 million as determined by the Company using established valuation techniques including a valuation performed by an independent third party.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Goodwill and Other Intangible Assets

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

As a result of the Plan becoming effective on January 2, 2004, the goodwill and other intangible asset balances at December 31, 2003, of $431.7 million and $463,000, respectively, have been eliminated as of January 2, 2004. (See Note 3 of the Notes to the condensed consolidated financial statements for further discussion). Upon the adoption of fresh-start reporting as of January 2, 2004, the Company recorded $147.7 million for the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7, which is reported as goodwill. Upon adoption of fresh-start reporting, the Company also recorded other intangible assets in the amount of $76.9 million, which includes developed core and product technology which are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 9 years. On September 14, 2004 the Company entered into a settlement agreement to end a lawsuit it commenced against a former landlord and its bank. As part of the settlement, the Company received a cash payment from the landlord in the amount of $400,000. The settlement proceeds were different from the estimate used in the initial fresh-start reporting (as discussed further in Note 3), it resulted in a fresh-start adjustment as the amount impacting goodwill as of September 30, 2004.

The following is a summary of intangible assets, net (in thousands):

	Successor September 30, 2004	Predecessor December 31, 2003
Intangible assets, net
Existing technology	$76,900	$25,673
Non-compete agreements	—	10,400

	76,900	36,073
Less: Accumulated amortization	(7,957)	(35,610)

	$68,943	$463

The amortization of intangible assets for the three months ended September 30, 2004 and 2003 was $2.7 million and $1.0 million, respectively. In the period from January 3, 2004 through September 30, 2004 and for the nine months ended September 30, 2003, amortization of intangible assets was $8.0 million and $3.3 million, respectively.

The Company expects amortization expense of intangible assets to be $2.7 million for the remainder of fiscal 2004 assuming no future impairments of these intangible assets or additions as a result of business combinations.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Related Party Transactions

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of the Company’s common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which was included in other non-current assets for the Predecessor Company, was being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. The Company adopted fresh-start reporting as it emerged from bankruptcy on January 2, 2004 and the unamortized discount was part of the adjustments. (See Note 3 of the Notes to the condensed consolidated financial statements for further discussion).

In the three and nine months ended September 30, 2003, revenue was reduced by approximately $369,000 and $1,107,000, respectively for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member of the Company’s board of directors. However, this right terminated because Nokia’s ownership of the Company’s Common Stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia was reflected as “related party” in the three and nine months ended September 30, 2003, since Nokia was a related party from May 2002 to August 2003. Related party revenue from Nokia was approximately $2.7 million and $5.4 million during the three and nine months ended September 30, 2003.

Note 6. Restructuring Charges

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 7. Income Taxes

The Company recorded no income tax provision or benefit for the periods January 3, 2004 through September 30, 2004, January 1, 2004 through January 2, 2004, and the year ended December 31, 2003, as the Company has reported net losses since inception and has provided a full valuation allowance on its net deferred tax assets. The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before taxes as follows:

	Successor	Predecessor
	January 3, 2004 through September 30, 2004	January 1, 2004 through January 2, 2004	The year ended December 31, 2003
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(5.7)	(5.7)	(5.7)
Fresh-start adjustment	—	17.7	—
Induced conversion charge	—	28.2	—
Release of restructuring liability upon termination of leases	—	22.3	—
Exclusion of release of restructuring liabilities upon termination of leases	—	(22.3)	—
Change in valuation allowance	18.6	(5.2)	40.3
Amortization of stock-based compensation	9.6	—	—
Beneficial conversion charge	10.7	—	—
Reorganization items	1.7	—	—
Other	0.1	—	0.4

Provision for income taxes	—%	—%	—%

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Successor	Predecessor
	January 3, 2004 through September 30, 2004	January 1, 2004 through January 2, 2004	The year ended December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$352,430	$342,576	$441,065
Tax credit carryforwards	24,592	24,592	24,592
Reserves and accruals	19,025	20,806	48,103

	396,047	387,974	513,760
Valuation allowance	(367,542)	(356,225)	(513,156)

	28,505	31,749	604

Deferred tax liabilities:
Intangible assets	(28,505)	(31,749)	(604)

	(28,505)	(31,749)	(604)

Net deferred tax assets	$—	$—	$—

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets such that a full valuation allowance has been recorded.

At September 30, 2004, the Company’s net operating loss (NOL) carry forwards for federal and state income tax purposes were approximately $883 million and $581 million, respectively, after reductions relating to Chapter 11 bankruptcy filing (see discussion below). If not utilized, the federal NOL carry forwards will begin to expire in 2011, and the state NOL carry forwards will begin to expire in 2004. At September 30, 2004, the Company’s federal, state and foreign tax credit carry forwards for income tax purposes are approximately $8 million, $12 million and $5 million, respectively. If not utilized, these tax credit carry forwards will begin to expire in 2011.

Included within the deferred tax asset for NOL of $352 million is approximately $203 million in tax-effected deductions resulting from the exercise of employee stock options. When recognized, the tax benefit of the loss from the exercise of employee stock options will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accordingly, the Company has reduced its NOLs by $260 million.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Balance Sheet Components (in thousands)

	Successor September 30, 2004	Predecessor December 31, 2003
Inventories
Raw materials and work in process	$2,081	$1,678
Finished assemblies	7,113	4,698

	$9,194	$6,376

Property and equipment, net
Machinery and computer equipment	$14,936	$89,810
Software	3,700	23,382
Leasehold improvements	4,465	8,637
Spares	2,920	11,394
Furniture and fixtures	1,135	4,727

	27,156	137,950
Less: Accumulated depreciation and amortization	(10,048)	(109,801)

	$17,108	$28,149

Other assets
Fair value of lease related warrants	$2,075	$—
Deposits and other	712	2,816

	$2,787	$2,816

Accrued liabilities
Accrued compensation	$4,119	$5,303
Accrued inventory related commitments	2,283	2,283
Accrued warranty allowance	2,022	2,122
Accrued sales return allowance	4,801	4,935
Other	5,974	7,932

	$19,199	$22,575

Note 9. Liabilities Subject to Compromise (in thousands)

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Other Borrowings

On March 10, 2004, the Company entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on June 30, 2005. On June 24, 2004 and July 30, 2004, the Company amended certain provisions of the $20.0 million asset based credit facility with Silicon Valley Bank. The agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $ 6.0 million and would be secured by substantially all of the Company’s assets. The line of credit will be used to maintain a letter of credit with Jabil Circuit Inc., the Company’s contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. The Company is required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, payment of additional fees, and any additional conditions set forth in the agreement for continued availability. As of September 30, 2004, total availability was $13.1 million including the $6 million overadvance and the Company was in compliance with the financial covenants under the loan agreement with no borrowings outstanding under the facility.

Note 11. Redeemable Convertible Preferred Stock

In January 2004, the Company issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of the Company’s Series B Convertible Preferred Stock (sometimes referred to in this quarterly report as the Preferred Stock) and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. The warrants have a term of seven years. Each share of Preferred Stock is convertible into ten shares of the Company’s common stock, subject to adjustment for certain events such as stock splits and dividends. In addition, the Preferred Stock will automatically convert into shares of common stock after one year if the common stock trades at a minimum price of $13.81 for 90 consecutive days. The holders of the Preferred Stock have the right to vote with the common stockholders or as a separate class depending on the circumstances. In the event of a sale, liquidation, or dissolution of the Company, the holders of Preferred Stock are entitled to be paid an amount in cash equal to the original price and all accrued or unpaid dividends. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at the Company’s option, subject to certain conditions. If the Company declares a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of the Company’s common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through September 30, 2004. In addition, the Company recorded $143,000 for the 2% semi-annual dividend on the Preferred Stock for the three months ended September 30, 2004, which is included in the fair value of redeemable convertible preferred stock. For the period from January 3 through September 30, 2004, the Company recorded $443,000 for the 2% accumulated quarterly accretions.

Note 12. Stock-Based Compensation

All of the outstanding stock options as of December 31, 2003 were cancelled in January 2004 in connection with the Company’s emergence from Chapter 11 bankruptcy. Options held by employees in the Predecessor Company as of January 2, 2004, that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan) were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them. Options were then

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted to substantially all employees on January 3, 2004, at an exercise price of $4.60 per share. The options vest over a three-year period. A deferred compensation charge totaling $28.2 million was recorded in the period from January 3, 2004 through September 30, 2004 and will be amortized over the vesting period of the options under an accelerated method. For the period from January 3, 2004 through September 30, 2004, amortization of deferred stock compensation was $15.4 million.

Note 13. Accounting for Derivative Financial Instruments

Foreign Currency Exchange Rate Risk

At September 30, 2004, the Company held net foreign currency forward contracts to hedge its future cash outflows to its subsidiaries with an aggregate face value of approximately $2.4 million to mitigate future payments in Euros and British pounds related to funding requirements for its subsidiaries. The Company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in interest and other income, net. For the period from January 3, 2004 through September 30, 2004, the foreign exchange losses were approximately $481,000. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

Note 14. Comprehensive Loss

Total comprehensive loss includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive loss consists of net unrealized gain (loss) on investments and cumulative translation adjustments. For the three months ended September 30, 2004 and 2003, total comprehensive loss was $12.1 million and $18.4 million, respectively. For the period from January 3 through September 30, 2004, January 1, 2004 through January 2, 2004, and the nine months ended September 30, 2003, total comprehensive loss was $55.9 million, $484.9 million, and $94.1 million, respectively. The change in accumulated other comprehensive loss is as follows (in thousands):

	Unrealized gains (losses) on investments	Cumulative Translation adjustments	Accumulated Other Comprehensive gain (loss)
Balances at December 31, 2003 (Predecessor)	$(2)	$(26,094)	$(26,096)
Fresh-start adjustments	2	26,094	26,096

Balances at January 2, 2004 (Predecessor)	—	—	—
Changes during the period from January 3, 2004 through March 31, 2004	20	(157)	(137)

Balances at March 31, 2004 (Successor)	20	(157)	(137)
Changes in the three months ended June 30, 2004	(20)	69	49

Balances at June 30, 2004 (Successor)	—	(88)	(88)
Changes in the three months ended September 30, 2004	—	361	361

Balances at September 30, 2004 (Successor)	$—	$273	$273

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Net Loss Attributable to Common Stockholders per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Successor Three Months Ended September 30, 2004	Predecessor Three Months Ended September 30, 2003	Successor January 3 Through September 30, 2004	Predecessor Nine months ended September 30, 2003
Numerator:
Net loss attributable to common stockholders	$(12,476)	$(18,088)	$(56,147)	$(93,983)

Denominator:
Weighted average common shares outstanding	52,538	183,026	52,032	182,504
Weighted average unvested common shares subject to repurchase	—	(499)	—	(1,497)

Denominator for basic and diluted calculations	52,538	182,527	52,032	181,007

Loss per share—basic and diluted	$(0.24)	$(0.10)	$(1.08)	$(0.52)

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

The following equity instruments have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Successor January 3 through September 30, 2004	Predecessor Nine Months Ended September 30, 2003
Options to purchase common stock at exercise price of $4.80 and $5.30 per share, respectively	9,292	29,888
Common stock issuable upon conversion of promissory notes at conversion price of $190.73 per share	—	2,451
Series B Convertible Preferred Stock (at one for ten ratio)	6,517	—
Warrants to purchase common stock at exercise price of $4.34 per share	—	136
Warrants to purchase common stock at exercise price of $5.00 per share	4,932	—
Warrants to purchase common stock at exercise price of $9.50 per share	3,444	—

Total	24,185	32,475

Additionally, warrants issued on May 21, 2002 to Nokia to purchase approximately 14.2 million shares of common stock have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive for the nine months ended September 30, 2003. The warrants terminated on August 5, 2003.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Commitments and Contingencies

Inventory Commitments

In addition to amounts accrued in the condensed consolidated financial statements, the Company had future commitments to purchase inventory of approximately $9.8 million as of September 30, 2004.

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2006. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for the three months ended September 30, 2004 and 2003 was $0.6 million and $1.6 million, respectively. For the period from January 3, 2004 through September 30, 2004 and the nine months ended September 30, 2003 was rent expense $2.5 million and $6.2 million, respectively.

Gross future minimum lease payments under non-cancelable operating leases are as follows:

Operating Leases
(In thousands)
September 30,
Remaining 2004	$335
2005	1,398
2006	1,248

Total minimum lease payments	$2,981

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

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of the Company’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaints seek damages in an unspecified amount. The court has appointed a lead plaintiff. The lead plaintiff filed its amended complaint on

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 24, 2004. The Company’s motion to dismiss will be filed on November 8, 2004. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the complaints.

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

Based on its review of the complaints filed in the above actions, the Company believes that, based on current knowledge, the proceedings will not have a material adverse effect on its results of operations, financial position or cash flows. However, there can be no assurance that Redback will prevail and no estimate can be made of the possible range of loss associated with the resolution of these contingencies. An unfavorable outcome of these matters could have a material adverse effect on Redback’s results of operations, financial position or cash flows. From time to time, we may be subject to other claims and proceedings that arise in the ordinary

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

course of our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position or cash flows, management’s view of these matters may change in the future due to inherent uncertainties.

Note 17. Segment Information:

The Company’s products are grouped into two product lines: SMS and SmartEdge product lines. The SMS product line includes the SMS 500, SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. The SmartEdge product line includes the SmartEdge 800, the SmartEdge 400 products and the NetOp software products.

Presented below are Redback’s sales by product lines (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	January 3 Through September 30, 2004	Nine Months Ended September 30, 2003
SmartEdge product line	$10,207	$4,417	$28,444	$9,483
SMS product line	$4,643	$17,148	$37,694	$53,512

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

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our expectation of continued growth in revenue for the remainder of 2004; our expectation that gross margins will improve during the remainder of 2004; our future R&D and SG&A expenses; interest income and the cash requirement for interest expense; our estimated future capital expenditures; our expectation regarding the outcome of pending litigation; and our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

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

Recent Developments

The following is a summary of significant events and transactions in the nine months ended September 30, 2004. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

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

Convertible Preferred Stock (Preferred Stock) and warrants to purchase 1,629,373 shares of our common stock at an exercise price of $5.00 per share. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of our common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 to September 30, 2004. In addition, we recorded $443,000 for a 2% accumulated quarterly accretions.

•	On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on September 30, 2005. On September 24, 2004 and July 30, 2004, we amended certain provisions of the $20.0 million asset based credit facility with Silicon Valley Bank. The agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be secured by substantially all of our assets. The line of credit will be used to maintain a letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. We are required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, payment of additional fees, and any additional conditions set forth in the agreement for continued availability. As of September 30, 2004, total availability was $13.1 million including the $6 million overadvancement and we were in compliance with the financial covenants under the loan agreement with no borrowings outstanding under the facility.

Period Comparisons

Our results of operations after January 2, 2004 and our consolidated balance sheet at September 30, 2004 are not comparable to the results of operations prior to January 2, 2004 and the historical balance sheet at December 31, 2003 due to our adoption of fresh-start reporting upon our emergence from bankruptcy. However, such differences in our results of operations relates primarily to depreciation of property, plant and equipment, amortization of other intangible assets, interest expense and reorganization expenses. Additionally, these differences in our balance sheets relate primarily to property, plant, and equipment, intangible and other assets, goodwill, lease related restructuring accruals, and the conversion of our Convertible Notes to common stock. Certain amounts, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, in the following discussion we have compared the three and nine month periods ended September 30, 2004 to the similar periods in 2003. Operating results for 2004 are presented on a combined basis covering our Predecessor Company operating results for the period from January 1, 2004 through January 2, 2004 and our Successor Company operating results following emergence from bankruptcy for the period from January 3, 2004 through September 30, 2004.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Three Months Ended			Nine Months Ended
	September 30, 2004	% Change	September 30, 2003	September 30, 2004	% Change	September 30, 2003
Statement of Operations Data:
Product revenue	$14,850	(21)%	$18,841	$66,138	15%	$57,586
Related party product revenue	—	(100)%	2,724	—	(100)%	5,409
Service revenue	6,156	6%	5,794	17,349	8%	16,088

Total revenue	21,006	(23)%	27,359	83,487	6%	79,083

Product cost of revenue	7,152	28%	5,595	28,755	3%	27,827
Service cost of revenue	2,215	(30)%	3,142	6,348	(33)%	9,537
Amortization	2,728	197%	919	8,184	157%	3,157

Total cost of revenue	12,095	25%	9,656	43,287	7%	40,521

Gross profit	8,911	(50)%	17,703	40,200	4%	38,562

Operating expenses:
Research and development	11,897	(24)%	15,635	35,895	(30)%	51,015
Selling, general and administrative	9,978	(35)%	15,328	30,507	(29)%	43,008
Reorganization items	—	0%	—	2,787	100%	—
Restructuring charges	—	0%	—	—	(100)%	23,494
Amortization of intangible assets	—	(100)%	33	—	(100)%	166
Stock-based compensation	4,880	2340%	200	15,368	1708%	850

Total operating expenses	26,755	(14)%	31,196	84,557	(29)%	118,533

Loss from operations	(17,844)	(32)%	(13,493)	(44,357)	(45)%	(79,971)
Other income (expense), net:
Interest and other income, net	5,511	545%	855	5,379	202%	1,781
Interest expense	—	(100)%	(5,450)	(55)	(100)%	(15,793)
Release of restructuring liability upon termination of leases	—	0%	—	71,164	100%	—
Fresh-start adjustments	—	0%	—	(218,691)	(100)%	—
Induced conversion charge	—	0%	—	(335,809)	(100)%	—

Total other income (expense), net	5,511	220%	(4,595)	(478,012)	(3311)%	(14,012)

Net loss before reorganization items	(12,333)	(32)%	(18,088)	(522,369)	(457)%	(93,983)
Reorganization items	—	0%	—	(1,539)	(100)%	—

Loss before deemed dividend and accretion on preferred stock	(12,333)	(32)%	(18,088)	(523,908)	(457)%	(93,983)
Deemed dividend and accretion on preferred stock	(143)	(100)%	—	(17,114)	(100)%	—

Net loss attributable to common stockholders	$(12,476)	(31)%	$(18,088)	$(541,022)	(476)%	$(93,983)

Net Revenue

Our net revenue decreased 23% to $21.0 million in the three months ended September 30, 2004 from $27.4 million in the prior year comparative period. The net revenue decrease was primarily related to a reduction in our SMS product revenue partially offset by an increase in our next generation SmartEdge product revenue. Net revenue increased 6% to $83.5 million in the nine months ended September 30, 2004 from $79.1 million in the prior year comparative period. During the three months ended September 30, 2004, there was a 31% decrease in our product revenue to $14.9 million from $21.6 million from the prior year comparative period. During the nine months ended September 30, 2004, there was a 5% increase in our total product revenue to $66.1 million from $63.0 million from the prior year comparative period. This increase was primarily due to an increase in unit volume of shipments.

During the three months ended September 30, 2004, our SMS revenue decreased 73% to $4.6 million from $17.1 million during the prior year comparative period. This decrease was due to a 76% decrease in the unit volume of shipments. During the nine months ended September 30, 2004, our SMS revenue decreased 30% to $37.7 million from $53.5 million during the prior year comparative period. This decrease was due to a 49% decrease in the unit volume of shipments. During the three months ended September 30, 2004, our SmartEdge revenue increased 131% to $10.2 million from $4.4 million during the prior year comparative period. This increase was primarily due to a 95% increase in the unit volume of shipments. During the nine months ended September 30, 2004, our SmartEdge revenue increased 200% to $28.4 million from $9.5 million during the prior year comparative period. This increase was primarily due to a 224% increase in the unit volume of shipments.

Service revenue increased 6% to $6.2 million in the three months ended September 30, 2004 from $5.8 million in the prior year comparative period. For the nine months ended September 30, 2004, service revenue increased 8% to $17.3 million from $16.1 million in the prior year comparative period. Substantially all of our service revenues related to revenues from maintenance contracts. The increase in service revenue in the three and nine months ended September 30, 2004 is in part a result of higher renewals as well as multi year contract arrangements with our customers.

Our ability to predict future revenues is limited. We are planning our business on the assumption that our sales will grow in the remaining three months of 2004. We expect that this growth in revenue will be due to (i) increased customer confidence in purchasing our products following our emergence from bankruptcy, (ii) growing acceptance of our SmartEdge business and (iii) increased use and widespread adoption of broadband access services.

Cost of Revenue; Gross Profit

Gross profit margin declined from 65% in the three months ended September 30, 2003 to 42% in the three months ended September 30, 2004 due to cancellation of a contract in 2003 and changes in product mix in 2004. Higher gross margin during the three months ended September 30, 2003 was primarily due to the release of liabilities of $4.0 million as a result of the cancellation of an engineering services contract in the third quarter of 2003, which also caused the gross profit margin to decline from 49% for the nine months ended September 30, 2003 to 48% for the nine months ended September 30, 2004. Absent the effects of the $4.0 million liabilities release, gross profit margins would have been 50% and 44.0% for the three and nine months ended September 30, 2003 compared to 42% and 48% for the three and nine months ended September 30, 2004, respectively. Our gross profit margin was also affected by a change in product mix in the three months ended September 30, 2004 compared to the same period in 2003, as SmartEdge products accounted for 49% of revenue in the third quarter of 2004 compared to 16% in 2003. SmartEdge products generally bear higher margins compared to our SMS product line. Our lower sales volume in the third quarter of 2004 also caused certain of our per unit manufacturing and overhead costs to be higher.

We incurred $500,000 in charges for excess and obsolete inventory during the three months ended September 30, 2004 and no charges for the three months ended September 30, 2003. We incurred charges for excess and obsolete inventory in the nine months ended September 30, 2004 and nine months ended September 30, 2003 of approximately $990,000 and $480,000, respectively. The 2004 excess and obsolete inventory charge primarily resulted from inventory that was determined to be excess and obsolete due to lower revenue than anticipated during the three months ended September 30, 2004. The 2003 excess and obsolete inventory charge resulted from reductions in forecasted revenue and reactions to market conditions. The 2003 charges resulted from the comparison of on hand, on order and committed inventories to various factors including reductions in our anticipated demand.

For the three months ended September 30, 2004, our manufacturing and customer services organization expenses were reduced from the same period in 2003 due primarily to lower depreciation expense as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting and the lower level of other manufacturing overhead costs in 2004. Product manufacturing expenses excluding amortization for the three months ended September 30, 2004 were $7.2 million, up 28% from the same period last year primarily due to the reversal of a $ 4.0 million accrual for an engineering services contract that was cancelled in the three months ended September 30, 2003. For the nine months ended September 30, 2004 product manufacturing expenses excluding amortization were $28.8 million, up slightly at 3% over the same period last year. Customer services organization expenses for the three months ended September 30, 2004 were $2.3 million, down 28% from the same period in the prior year. For the nine months ended September 30, 2004 customer services organization expenses were $6.5 million, down 32% from the same period in the prior year. Decline in customer services organization expenses during 2004 were primarily due to lower depreciation expense as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting.

On a forward-looking basis, we are planning our business based on the assumption that our gross profit margin will increase during the fourth quarter from the 42% gross margin reported for the three months ended September 30, 2004 due to (i) product cost reduction from the renegotiation of our supply contract with our contract manufacturer achieved in the second quarter of 2003 and further cost reductions in 2004 from future negotiations with our contract manufacturer and (ii) the ability to spread our fixed overhead costs over a higher assumed product sales volume. Going forward, we expect to maintain the pricing reductions included in current product cost levels even if sales volume were not to increase. At this time, it is not possible to anticipate or quantify savings, if any, relating to future negotiations. However, gross profit could be lower in the remaining three months of 2004, subject to a number of factors including but not limited to:

•	Lower revenue than planned if our SMS business continue to decline or if our SmartEdge revenue is lower than projected.

•	Higher charges from our contract manufacturer as it realizes lower economies of scale, if price levels of parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts and cost reductions. We do not currently anticipate a reduction in orders that would result in lower economies of scale for our contract manufacturer or parts shortages that could lead to higher pricing. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distribution partners. A shortage of a key component such as the strategic integrated circuits used by various manufacturers would be a risk to our business.

•	Lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed. Most of our internal manufacturing operating costs, such as salaries for our operations and service department and amortization of intangibles, are fixed costs that are relatively independent of the volume of our business. If our business volume decreases, our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit.

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

•	Increased competition for our products or services, which may affect pricing.

•	Sales of a greater number of our products that have a lower gross profit margin associated with them.

Operating Expenses

Research and Development

Our research and development (R&D) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures decreased 24% to $11.9 million for the three months ended September 30, 2004 from $15.6 million in the prior year comparative period, and represented 57% of net revenue in both the three months ended September 30, 2004 and 2003. Our R&D expenditures decreased 30% to $35.9 million for the nine months ended September 30, 2004 from $51.0 million in the prior year comparative period, and represented 43% and 65% of net revenue in the nine months ended September 30, 2004 and 2003, respectively. The decrease in our R&D expenses is primarily due to a decrease in amortization and depreciation as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting, a decrease in prototype spending, equipment related expenses, and a decrease in salary and related costs consistent with the decrease in our R&D headcount. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in realignment in R&D resources or a change in the mix of skills of our staff.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 35% to $10.0 million for the three months ended September 30, 2004 from $15.3 million in the prior year comparative period, and represented 48% and 56% of net revenue in the three months ended September 30, 2004 and 2003, respectively. Our SG&A expenditures decreased 29% to $30.5 million for the nine months ended September 30, 2004 from $43.0 million in the prior year comparative period, and represented 37% and 54% of net revenue in the nine months ended September 30, 2004 and 2003, respectively. The decrease in our SG&A expenditures is primarily due to the decrease in salary and related costs consistent with the decrease in our SG&A headcount, and a decrease in sales commissions due to lower revenues than expected in the three months ended September 30, 2004; a decrease in amortization and depreciation as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting; reductions in equipment related expenses and, professional services including relocation, recruiting, training and conferences, and a decrease in our sales-related travel expenditures consistent with decreased revenue. Operating lease expenses decreased $1.0 million and $3.7 million for the three and nine months ended September 30, 2004 compared the same period of previous year. This is primarily due to the termination of our leases in bankruptcy and negotiation of a new lease agreement following the emergence from bankruptcy. We expect our SG&A expenses to increase due to the preparation costs relating to Sarbanes-Oxley compliance. We will continue to evaluate the expenses as revenue volume fluctuates in future periods.

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

Consolidation of Facilities.    During 2001, we recorded a $96.6 million restructuring charge for the estimated costs to terminate or sublease excess facilities. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties would be subleased. Expected sublease income on the restructured facilities included in our 2001 estimates was $21.8 million as of December 31, 2003.

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

The movements of our 2001 restructuring reserves are summarized as follows (in thousands):

Consolidation of Excess Facilities
Restructuring accruals at December 31, 2003 (Predecessor)	$60,106
Fresh-start reporting adjustments	(60,106)

Restructuring accruals at September 30, 2004 (Successor)	—

The movements of our 2003 restructuring reserves are summarized as follows (in thousands):

Consolidation of Excess Facilities
Restructuring accruals at December 31, 2003 (Predecessor)	$15,066
Fresh-start reporting adjustments	(15,066)

Restructuring accruals at September 30, 2004 (Successor)	$—

Amortization of Intangible Assets

The amortization of intangible assets for the three and nine months ended September 30, 2003 was approximately $33,000 and $166,000, respectively. There was no amortization of intangible assets in operating expenses in the three and nine months ended September 30, 2004, due primarily to the elimination of Predecessor Company intangible assets upon the adoption of fresh-start reporting. (See further discussion in Note 3 to the condensed consolidated financial statements). Total amortization expense for the three months and nine months ended September 30, 2004 was approximately $2.7 million and $8.2 million, respectively, primarily relating to core technology and product technology intangible assets recorded upon adoption of fresh-start accounting, which was recorded in cost of revenue. Total amortization expense for the three months and nine months ended September 30, 2003 was approximately $1.0 million and $3.3 million respectively, of which $0.9 million and $3.2 million, respectively, were recorded in cost of revenue.

Stock-Based Compensation

Stock-based compensation increased $4.7 million to $4.9 million in the three months ended September 30, 2004 from approximately $200,000 in the same period of previous year. For the nine months ended September 30, 2004, stock-based compensation increased $14.5 million to $15.4 million from $850,000 in the nine months ended September 30, 2003. The increase in stock-based compensation expense in the current year period can be attributed to a deferred compensation charge totaling $28.2 million which was recorded for stock options issued to employees on January 3, 2004, and is being amortized over the vesting period of the options under an accelerated method.

Interest and Other Income (Expense), net

Interest and other income (expense) includes the following (in thousands):

	Three Months Ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Realized gain from investments	$6,028	$310	$6,028	$739
Net foreign currency gain (loss)	(401)	(9)	(482)	(1,077)
Release of restructuring liability upon termination of leases	—	—	71,164	—
Fresh-start reporting adjustments	—	—	(218,691)	—
Induced conversion charges	—	—	(335,809)	—
Interest income	86	343	309	1,720
Other income (expense)	(202)	211	(476)	399

Total interest and other income (expense), net	$5,511	$855	$(477,957)	$1,781

Interest and other income, net increased approximately $4.7 million from three months ended September 30, 2004 when compared to the same period previous year. For the nine months ended September 30, 2004, the interest and other income (expense), net decreased $479.7 million when compared to the same period of previous year. The net increase for the three months ended September 30, 2004 was due primarily to the sale of our equity investments that were previously written off which resulted in a gain of $6.0 million. The change in interest income was due primarily to lower applicable interest rates. Our invested funds were $43.9 million at September 30, 2003 and $45.2 million at September 30, 2004. The release of restructuring liability upon termination of leases, fresh-start reporting adjustments, and induced conversion charges of $483.3 million were recorded in connection with our emergence from Chapter 11 bankruptcy and the adoption of fresh-start reporting. (See Notes 2 and 3 in the Notes to the condensed consolidated financial statements for further discussion.)

We expect interest income to decrease as a result of the expected use of our cash to fund operations.

Interest Expense

Interest expense decreased by approximately $5.5 million in the three months ended September 30, 2004 when compared to the same period in the previous year. For the nine months ended September 30, 2004, interest expense decreased $15.7 million when compared to the same period in the previous year. Interest expense was primarily attributable to our outstanding Convertible Notes issued in 2000. The decrease in interest expense from the prior year comparative period is due primarily to the cancellation of the Convertible Notes on January 2, 2004 upon our emergence from Chapter 11 bankruptcy proceedings in accordance with the Plan.

On a forward-looking basis, we anticipate that there will be no significant cash requirement for interest expense.

Reorganization Items

In the three months ended September 30, 2004 we incurred no reorganization costs. For the nine months ended September 30, 2004, we incurred $4.3 million for professional fees related to the financial restructuring and emergence from bankruptcy.

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

Deemed Dividend and Accretion on Preferred Stock

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of our common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through September 30, 2004. In addition, we recorded $443,000 for the 2% accumulated quarterly accretions.

Liquidity and Capital Resources

Our principal source of liquidity as of September 30, 2004 consisted of approximately $45.2 million in cash and cash equivalents. This was an increase of approximately $24.7 million compared to the balance as of December 31, 2003 of $20.5 million. The primary contributors to the increase of this balance from $20.5 million at December 31, 2003 was the sale of our Preferred Stock to TCV totaling approximately $30.0 million, proceeds from issuance of common stock of $2.3 million and sale of equity investments that were previously written off of $6.0 million, offset by cash used in operating activities of $12.2 million. Purchases of property and equipment totaled approximately $1.7 million, and approximately $335,000 was paid on capital lease obligations and borrowings during the nine months ended September 30, 2004.

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

Cash used in operating activities was $12.2 million for the nine months ended September 30, 2004, compared to $65.7 million in the nine months ended September 30, 2003. Cash used in operating activities in the nine months ended September 30, 2004 resulted primarily from our net loss before deemed dividend and accretion on preferred stock of $39.0 million, and a release of restructuring liability upon termination of leases of $71.2 million, offset by fresh start accounting adjustments of $219.1 million, an induced conversion charge of $335.8 million, depreciation of $7.4 million, amortization of intangibles of $8.0 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $1.4 million, stock compensation expense of $15.4 million, and working capital changes of approximately $0.2 million. Cash used in operating activities in the nine months ended September 30, 2003 resulted primarily from our net loss of $94.0 million, partially offset by depreciation and amortization of $31.0 million.

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

Cash provided by investing activities was approximately $4.8 million for the nine months ended September 30, 2004, compared to $51.5 million in the nine months ended September 30, 2003. Cash provided by investing activities in the nine months ended September 30, 2004 was due primarily to proceeds from sale of investment of approximately $6.0 million and changes in restricted cash of approximately $478,000, offset by purchases of property and equipment of $1.7 million. Cash provided by investing activities in the nine months ended September 30, 2003 was due primarily to the net sale of short-term investments of $67.6 million offset by purchases of property and equipment of $5.9 million, purchase of short-term investments of $7.5 million and changes in restricted cash of approximately $2.8 million.

Cash provided by financing activities was $32.1 million for the nine months ended September 30, 2004, compared to approximately $257,000 in the nine months ended September 30, 2003. Cash provided by financing activities in the nine months ended September 30, 2004 was primarily due to proceeds from the issuance of Preferred Stock of approximately $30.0 million, issuance of common stock of $2.3 million, and exercise of warrants of approximately $64,000, offset by principal payments on capital lease obligations and borrowings of approximately $335,000. Cash provided by financing activities in the nine months ended September 30, 2003 was primarily due to proceeds from the issuance of common stock in accordance with our employee stock purchase plan of approximately $552,000 and additional borrowings on our line of credit of $1.0 million, offset by approximately $1.2 million for principal payments under capital lease obligations and other borrowings.

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

On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank that will expire on September 30, 2005. On June 24, 2004 and July 30, 2004, we amended certain provisions of the $20.0 million asset based credit facility with Silicon Valley Bank. The agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be secured by substantially all of our assets. The line of credit will be used to maintain a letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. We are required to meet certain financial covenants under the loan agreement and in certain cases may result in borrowings being subject to a higher interest rate, payment of additional fees, and any additional conditions set forth in the agreement for continued availability. As of September 30, 2004, total availability was $13.1 million including the $6 million overadvance and we were in compliance with the financial covenants under the loan agreement with no borrowings outstanding under the facility.

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

In addition, we have significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	2004	2005	2006	Total
Lease payments due on properties we occupy	$0.3	$1.4	$1.3	$3.0
Accounts payable to contract manufacturers for inventory on hand	$8.3	$—	$—	$8.3
Payments contracted for IT systems hosting	$0.3	$1.0	$1.0	$2.3

In addition, we have purchase commitments with our contract manufacturer in the normal course of operations totaling approximately $9.8 million as of September 30, 2004.

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of our common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which was included in other non-current assets of the Predecessor Company, was being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. In the three and nine months ended September 30, 2003, revenue was reduced by approximately $369,000 and $1,107,000 respectively, for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member of our board of directors. However, this right terminated because Nokia’s ownership of our common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia was reflected as related party transactions in the three months ended September 30, 2003 since Nokia was a related party from May 2002 to August 2003. Revenue from Nokia was approximately $2.7 million and $5.4 million during the three and nine months ended September 30, 2003.

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

During March 2004 the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”. The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The effective date the proposed standard recommended was for fiscal years beginning after December 15, 2004.

In October 2004, FASB delayed the effective date of this proposed standard. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005. The FASB is expected to issue its final standard before December 31, 2004. Once the standard is issued, public companies should disclose in their financial statements the expected impact of adoption as required by Staff Accounting Bulletin 74 (SAB Topic 11-M, “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of the Registrant when Adopted in a Future Period”). The Company plans to fully comply the final standard.

RISK FACTORS

Our operating plan is based on assumptions concerning the realization of a certain level of revenues and the control of our costs, which are difficult to predict and there is no guarantee that those goals are achievable.

Our operating plan is subject to great uncertainty because we have limited visibility into our business prospects and difficulty predicting the amount and timing of our revenue. Specifically, the sales cycle is difficult to predict with respect to our SmartEdge router products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. At the same time, revenue from our SMS product line has begun to decline as more customers are considering or are moving to next generation DSL networks. As is typical with each quarter, the difficulty in predicting our sales cycle is further aggravated by the fact that we have a limited backlog of orders continuing into the following quarter.

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

Our quarterly operating results are likely to be affected by a number of factors, including the timing of significant sales to large customers, the long sales and implementation cycles, our ability to control expenses, and the recovery of the telecommunications industry and the economy in general. The majority of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results will likely decrease. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be above or below the expectations of public market analysts or investors. If this occurs, the price of our Common Stock would likely fluctuate.

There are a limited number of potential customers for our products and the loss of any of our key customers would likely significantly reduce our revenues.

Our customers include both end-user customers and resellers. During the nine months ended September 30, 2004, revenue from product purchases by SBC Communications accounted for approximately 22% of our revenue. During the nine months ended September 30, 2003, revenue from product purchases by NEC accounted for approximately 14% of our revenue. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. The loss of any of our key customers would have a negative impact on our cash collections and significantly reduce our revenues.

If we are unable to complete our assessment of our internal controls over financial reporting as of December 31, 2004, investors could lose confidence in the reliability of our financial statements.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the public company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such public company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the public company’s internal controls over financial reporting. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404. If we are unable to implement new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our Common Stock to decline.

Although we have successfully emerged from Chapter 11 Bankruptcy, we expect to continue to incur net operating losses in the near future.

To date, we have not been profitable. We incurred net losses of approximately $541.0 million for the nine months ended September 30, 2004, $118.8 million during fiscal year 2003, $186.9 million during fiscal year 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we expect to have net losses for the remainder of fiscal 2004. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of September 30, 2004, we had cash and cash equivalents of approximately $45.2 million.

On November 3, 2003, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. We emerged from bankruptcy on the effective date of the Plan, January 2, 2004. Even after our emergence from bankruptcy, we have continued to incur losses. Although we believe that our future operating cash flows will be sufficient to finance our operating requirements for at least over the next 12 months, our limited availability of funds along with our continued losses from operations restricts our ability to expand or significantly increase our re-investment in our business and makes us more vulnerable to industry downturns. This may also place us at a competitive disadvantage.

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

Our product line expanded when we began shipping our SmartEdge router in the fourth quarter of 2001. In addition, we have introduced new technologies in 2002 and 2003. In the fourth quarter of 2002 we introduced new technology for the SMS 10000 platform, the SMS 10000 SL product. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the third quarter of 2003, we introduced the SMS 1800 SL product and the NetOp™ Policy Manager products. The growth of our business is dependent on customer acceptance of these new products. If sales of our new products do not meet our revenue targets, our operating results, financial condition or business prospects may be negatively impacted. In addition, the sale of these new products to our customer base may negatively impact the revenue of our pre-existing products.

We currently depend on a single contract manufacturer, Jabil Circuit Inc. with whom we do not have a long-term supply contract, and the loss of any manufacturing capacity could materially and adversely affect our sales and operating results.

We depend on a single third party contract manufacturer to manufacture our products, and certain strategic vendors to supply parts to our contract manufacturer, with whom we do not have long-term contracts. If we should fail to effectively manage the relationship with our contract manufacturer or if they should experience delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers would be delayed. If our contract manufacturer were to cease doing business with us, our ability to deliver products to customers could be materially adversely affected, which would have a material adverse effect on our business. The loss of any of our contract manufacturer’s manufacturing capacity could prevent us from meeting our scheduled product deliveries to our customers and could materially and adversely affect our sales and operating results.

A small number of stockholders own a large percentage of our voting stock and could significantly influence all matters requiring stockholder approval.

Based upon information that is available to us, three stockholders each own over 10% of our outstanding voting stock: Creedon Keller & Partners, Inc. owns approximately 17%; FMR Corp. owns approximately 12% and entities affiliated with Technology Crossover Ventures own approximately 11% of voting preferred stock and warrants, if converted, that would contribute approximately 3% to TCV’s total holdings. These percentages are based on the sum of the common and preferred shares outstanding as of November 2, 2004 and the warrants held by entities affiliated with TCV are included to determine their 3% interest. In the event some or all of these stockholders vote together they would be able to significantly influence all matters requiring approval by our stockholders, including new financing, the election of directors and the approval of mergers or other business combination transactions. To the extent that the interests of these stockholders are different than those of other stockholders, important company decisions may not reflect the interests of all stockholders.

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

We have become increasingly reliant on sales to international customers during the last two years. During the period from January 3, 2004 through September 30, 2004 and the years ended December 31, 2003, 2002 and 2001 we derived approximately 62%, 62%, 50% and 37%, respectively, of our revenue from sales to international customers. Our growing international presence exposes us to risks including:

•	political, legal and economic instability in many parts of the world;

•	protectionist tariffs and other unpredictable regulatory requirements;

•	difficulties in managing operations across disparate geographic areas;

•	foreign currency fluctuations;

•	reduced or limited protection of our intellectual property rights;

•	dependence on local and global resellers;

•	greater expenses associated with customizing products for foreign countries;

•	international taxes;

•	longer accounts receivable cycles; and

•	disruptions to our business related to widespread disease or other medical conditions.

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

Over the past several years we have experienced a significant decrease in our overall number of employees as a result of operational efficiencies and reductions in the workforce. More recently, we have been especially challenged in retaining and attracting highly qualified management, skilled engineers and other knowledgeable workers in an industry such as ours where competition for skilled personnel is intense. In addition, we continue to evaluate our management structure to suit the needs of our business. Our future performance depends, in part, on the ability of our senior management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel.

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

We filed objections to certain disputed proof of claims. Although we have resolved several of these objections, approximately $9.3 million of asserted disputed claims currently remain in dispute, which may result in additional liabilities if such claims are ultimately allowed by the Bankruptcy Court depending on the ultimate amount and priority of the allowed amounts of these claims. We intend to continue to object to the disputed proof of claims to the extent that we believe such claims have been either improperly filed with the bankruptcy court, or were filed in amounts in excess of the Company’s belief of the true liability of such claims. We cannot predict the outcome of such disputes and there may be an unfavorable outcome from the Company’s perspective with respect to these disputed claims, and which may result in either (i) an allowed amount of approximately $9.2 million with respect to allowed priority or allowed administrative claims that would have to be fully paid pursuant to the Plan or (ii) a greater equity distribution of up to approximately 12,000 common shares than originally contemplated to the extent that the disputed claims that are entitled to non-priority unsecured status are ultimately allowed by the bankruptcy court. In addition, the cost of litigating the partial or complete disallowance of such disputed claims may be greater than we anticipate.

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

Since 2002, we have been a defendant in a securities class action litigation, which is still pending, although it is subject to a pending settlement which may be covered by insurance. In addition, in recent months, certain or our current and former executive officers and board members have become the subject of a purported class action lawsuit. This complaint alleges, among other things, that the named defendants failed to disclose information relating to transactions we entered into with Qwest Communications. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. Although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits by way of settlement, indemnification obligations or otherwise, the size of any such payments, unless covered by insurance or recovered from third parties, could seriously harm our financial condition.

All litigation that was commenced prior to or during the course of bankruptcy was stayed once we entered bankruptcy and will continue to be handled pursuant to the Plan even though we have emerged from the bankruptcy proceedings. However, we remain at risk of post Chapter 11 litigation claims, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc. and remain at risk of obtaining liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or cash flows.

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

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $947,000, $914,000, $34.4 million, and $142.6 million in the period from January 3, 2004 to September 30, 2004, and in the fiscal periods 2003, 2002 and 2001, respectively. The 2004, 2003 and 2002 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions and from inventory that was determined to be unrepairable. During the period from January 3, 2004 through September 30, 2004, we also recognized a gain of $163,000 from the sale of inventory as scrap. The 2001 excess inventory resulted from purchases that we made directly or that were committed on our behalf by our contract manufacturers to meet demand that was anticipated in 2001, before we experienced a sudden and significant decrease in our forecasted revenue. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

As of September 30, 2004, we maintained cash and cash equivalents of $45.2 million and had no outstanding capital lease.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At September 30, 2004 and December 31, 2003, our primary net foreign currency exposures were in Canadian dollars, Euros, Japanese Yen, and British pounds. At September 30, 2004 we held foreign exchange forward purchase contracts for Euros and British pounds totaling $2.4 million. At December 31, 2003, we did not hold any foreign exchange contracts. The net financial impact of foreign exchange gains and losses are recorded in interest and other income and representing non-cash gains and losses based on transactions between parent and subsidiaries. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe; however, substantially all of our sales transactions are made in U.S. dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of September 30, 2004, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or statement of cash flows.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective to ensure that all material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 has been made known to them on a timely basis and that such information has been recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The information set forth above under Note 16—Commitments and Contingencies contained in the Notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities, and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None

Item 6.    Exhibits.

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

Exhibit Number	Description

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

10.4	Employment Agreement between the Registrant and Ebrahim Abassi, dated October 2, 2001 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on August 9, 2004).

Exhibit Number	Description

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

10.21

Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated June 24, 2004 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.22

Amendment No. 1 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated July 30, 2004 (which is incorporated herein by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.23

Amendment to the Employment Agreement between the Registrant and Ebrahim Abassi, dated June 21, 2004 (which is incorporated herein by reference to Exhibit 10.23 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.24		Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.25

Form of Stock Option Agreement for use under the Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.26

Offer letter agreement between the Registrant and Scott Marshall dated September 13, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.27	(1)	Amendment No. 2 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated September 21, 2004.

10.28	(1)	Form of Stock Option Agreement for use under the Redback Networks Inc. 1999 Stock Incentive Plan.

31.1	(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith.

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

Date: November 8, 2004