Form 10-K
period 2004-12-31
REDBACK NETWORKS INC
filed 2005-03-18
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on June 30, 2004, which is the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $184.5 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 8, 2005, 53,662,205 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement filed in connection with its annual meeting of stockholders to be held on May 6, 2005 are incorporated by reference into Part III of this Form 10-K where indicated.

REDBACK NETWORKS INC.

FORM 10-K

December 31, 2004

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

Item 1.    Business

Overview

Redback Networks Inc. was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment. Redback’s products enable carriers and service providers to build next generation broadband networks that can deliver high-speed access and services to consumers and businesses. Redback’s SmartEdge® router and Service Gateway platforms combine subscriber management systems and edge routing and, in conjunction with the NetOp™ Element and Policy Manager platform, provide an infrastructure for managing both subscribers and value-added services. These product families are designed to enable our customers to create regional and national networks that support major broadband access technologies, as well as new services such as video that these high-speed connections enable. Redback Networks maintains a growing and global customer base of more than 500 carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

Based on the information that management reviews for assessing performance and allocating resources within Redback, we have concluded that Redback has only one reportable segment. Net revenue was $115.6 million, $107.5 million and $125.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Loss from operations was $55.9 million, $84.7 million and $166.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. Total assets were $307.4 million, $509.6 million and $660.7 million as of December 31, 2004, 2003 and 2002, respectively.

Our SmartEdge family of products offers service providers the next generation of edge platforms that provide the ability to add revenue generating network services in addition to the data / Internet connectivity provided by traditional routers. The SmartEdge products simplify the architecture of today’s regional data networks, and improve their capacity, performance and ability to deliver Internet Protocol (IP) services like Virtual Private Networks (VPNs). The SmartEdge family includes the SmartEdge 800 and the SmartEdge 400 products, both of which are available as either a Router or a Service Gateway. Our SmartEdge router allows broadband service providers to connect thousands of business users quickly and cost-effectively through traditional interfaces (DS-1, DS-3, OC-3, OC-12 and OC-48) as well as Ethernet and Gigabit Ethernet interfaces. Its modular and scalable IP software enables the platform to provide users with high reliability, scalability and performance. In June 2003, we announced the availability of the Service Gateway software enhancement to the SmartEdge platforms that allow service providers to utilize the same high performance platform to simultaneously support large number of broadband subscribers and perform subscriber management functions.

Our SMS™ family of products connect and manage large numbers of subscribers across major high-speed access technologies including DSL. These products bridge the operational gap between the devices used to gather high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). Redback has a portfolio of products in the SMS family targeted for different scaling points in the network. This portfolio includes the SMS 1800, SMS 1800 SL, SMS 10000, and SMS 10000 SL products.

The combination of our SmartEdge and SMS products deliver an architecture that enables our carrier and service provider customers to build intelligent broadband infrastructure, creating a robust environment for inserting and managing differentiated IP services, on a user-by-user basis.

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

Industry Background, Trends and Competition

Our product lines consist of the SmartEdge and SMS product families, which are designed to enable our customers to create metropolitan area networks that, support an aggregation of broadband internet access technologies, as well as new services that these high-speed connections support. Our market opportunity for the SmartEdge and SMS products is governed by the inherent growth in broadband subscribers and bandwidth usage as well as technological and scale advantages introduced in the market. Our primary competitors include Juniper Networks and Cisco Systems, as well as several start-up technology companies and traditional telecom equipment providers. We also face competition from the traditional routing companies that have added subscriber management features to their traditional products. Several vendors have introduced products that serve multiple functions, including aggregation and IP services delivery, and other startup companies are developing next generation technologies that may compete with our products.

The market for our SmartEdge router platform is characterized by an upgrade cycle of swapping existing edge routers, for denser next-generation edge routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. We primarily compete with routers from Cisco Systems and Juniper Networks in this market. Additional competition exists from companies who make multi-service edge devices, as well as startup companies who are developing next generation technologies that may compete with our products.

Increasing Demand for Broadband Access Services

In recent years, there has been a significant increase in demand by businesses and consumers for broadband, or high-speed access to the Internet and to corporate networks. Increasing numbers of users are relying on networks based on the dominant Internet Protocol software standard for the Internet to access internal corporate networks (intranets), the worldwide web, and participating in network-dependent activities such as e-mail, electronic commerce, telecommuting and on-line entertainment. Consumers are seeking low-cost, high-speed access to Internet content and services such as graphical web sites, audio and video feeds, and high-speed data. Businesses have requirements for high-speed access in order to implement electronic commerce strategies or web-based business models, and to provide employees and others with robust telecommuting capabilities. These applications often require the transmission of large, multimedia-intensive files, which requires high-speed data access services.

Broadband Internet Access Options

Broadband service providers have been responding to this demand for high-speed access by providing broadband connections that are “always on,” as compared with using traditional dial-up modes. Below is a brief description of the major consumer-oriented broadband access technologies:

Digital Subscriber Line (DSL).    The market for digital subscriber line services has been expanding in many regions around the world. At the end of the third quarter of 2004, there were an estimated 91.3 million DSL subscribers around the world. This growth is expected to continue, with Yankee Group, a market research company, predicting the global DSL market to grow to 215 million subscribers by the end of 2008. Using the extensive network that has been laid out for voice-based telephone calls, DSL operates over most types of standard copper telephone wires. Various implementations of DSL have been developed and deployed, resulting in consumer-oriented and business-oriented access services that offer different speeds, availability guarantees and other features. DSL can also serve as an affordable replacement for dedicated data lines used to deliver high-speed data services to small and medium sized businesses.

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

In addition to the consumer oriented access methods outlined above, businesses generally connect to the internet using high- speed access methods such as leased lines, Asynchronous Transfer Mode (ATM), and frame relay.

Obstacles to Deploying Broadband Access

Deployment of broadband access and related services poses several major challenges associated with building and expanding networks to accommodate large numbers of new high-speed users. In the past, carriers and service providers did not have equipment available that would enable them to rapidly create and manage large broadband networks, especially when DSL was the technology of choice. If a carrier or provider wanted to build a large broadband network, it would have to manage thousands of users’ ongoing connections and to route users’ data to and from the Internet. Initially service providers used traditional data networking equipment to perform this function (i.e. routers), that they were designed only to address part of this task and were limited to managing several hundred end-users, significantly less than the tens of thousands of potential users associated with a widely deployed service.

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

Complexity in Providers’ Regional Data Networks

Another issue broadband service providers must address in their regional networks is the complexity that exists in such regional networks today. Currently, most telecommunication data providers’ regional networks are composed of two separate networks—one that carries traditional voice and data traffic using older optical technology and one that provides high-speed connections for businesses using newer but still complex data equipment. To offer a comprehensive set of telecommunications services to a business, a service provider must purchase new equipment or modify existing equipment. The result is that, today telecommunications services often take a long time to be delivered once requested and cannot be quickly modified to meet customer requests.

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

Enable Triple Play Service.    We believe our products provide a flexible solution for the creation and delivery of new value-added services. We will continue to work directly with our customers and partners to develop features and functionality that further enhance the ability of service providers to deliver new broadband-based services. We believe this approach will increase the value we offer in both new and existing installations, as well as contribute to the business success of our customers. Examples of these new services may include “silver”, “gold” or “platinum” tiered-bandwidth services, duration or time based access services and virtual private network services.

Leverage Leading Software Capabilities.    We believe our SmartEdge operating system on the SmartEdge platform and the AOS™ operating system on the SMS platform differentiates our solution and gives us a competitive advantage in the marketplace. These software capabilities allow Redback’s products to aggregate and manage broadband subscriber connections and enable additional services on top of basic connectivity. The modular software architecture heightens reliability and enables binding of any user connection to any service, further simplifying service provisioning. Software modularity also allows for easier product evolution because new software modules can be independently developed, tested and installed to satisfy demand for new services. We intend to continue to enhance our bandwidth management, security, wholesale, subscriber accounting and billing, and policy management capabilities.

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

Deliver Broad Product Families.    We have expanded our SmartEdge and SMS product families to address the different capacity and functionality requirements of different market segments and our target customers’ needs. Our SmartEdge 800 and SmartEdge 400 routers and the SMS 1800, SMS 1800 SL, SMS 10000 and SMS 10000 SL products, are targeted at carriers and service providers. We will continue to invest in expanding our product portfolio to address other scaling points in the network and to add additional functionality to the SmartEdge family of products.

Expand Global Distribution and Strengthen Relationships with Distribution Partners.    We currently pursue a direct and indirect sales strategy to penetrate broadband service provider organizations, focusing primarily on large carriers and major service providers. We also target smaller carriers and service providers through resellers and channel partners who sell our products to their customers. We offer participating resellers discounts, technical training materials, access to an exclusive web site and targeted marketing and sales materials.

We are continuing to expand our customer reach by:

•	Pursuing strategic partnerships like the one announced with ECI Telecom in November 2004.

•	Increasing the scope of our distribution capability in Europe and Asia-Pacific. This includes distribution agreements such as the one announced in September 2003 with ZTE, a telecom equipment supplier based in China.

•	Establishing relationships with system integrators to deliver a fully integrated solution for our customers.

•	Establishing a Solutions Alliance Program with various companies to add network and service management solutions.

These actions may enable us to expand our global sales presence through the sale of integrated products to mutual customers.

Extend Market Position throughout Broadband Service Provider Markets.    We plan to extend our market position by continuing to invest in sales and marketing efforts that will allow us to penetrate further with existing accounts with existing and new products, to develop early customer relationships and to win new service provider accounts for all types of broadband access. The key application areas that Redback provides solutions include broadband subscriber aggregation, edge routing and services that can be delivered over the networking infrastructure.

The Redback Solution

Redback provides solutions that make it possible for broadband service providers to connect, manage, and deliver services for a large numbers of subscribers using a range of high-speed access technologies. Our product families enable our customers to create end-to-end regional and national networks that support major broadband access technologies as well as new services that these high-speed connections support.

Our SmartEdge platform provides broadband service providers the ability to support simultaneously large number of broadband DSL users and to connect thousands of business users quickly and cost-effectively through traditional interfaces (DS-1, DS-3, OC-3, OC-12, OC-48, and their ETSI equivalents), ATM interfaces, frame relay interfaces as well as ethernet and gigabit ethernet interfaces. Its modular and scalable IP software, built for aggregation, enables the platform to provide users with high reliability, scalability and performance.

Our SMS platform is designed to allow broadband service providers to connect tens of thousands of end-users quickly and cost-effectively, as well as manage user accounts and service profiles. By using our products, broadband service providers are able to deliver different kinds of high-speed access and a variety of service offerings with a single operational structure.

Redback believes that data networks must evolve from the connectivity oriented networks of today to more intelligent, user aware networks optimized for service delivery. These updated networks allow Redback’s customers to offer more profitable, intelligent network services to their end users in an efficient and easily manageable fashion. This is not unlike the transition that occurred in the public switched telephone network (PSTN). For a long time, the PSTN was purely a connectivity-based network. In recent years, the PSTN has evolved to offer advanced services such as call waiting, call forwarding, voicemail and auto call return. These advanced services, referred to as the Advanced Intelligent Network (AIN), deliver increased margins to the PSTN service provider. Redback’s products are designed to enable carriers and service providers to deliver equivalent advanced services in data networks. Our products enable broadband service providers to create and market new service offerings that extend to their customers additional capabilities such as enhanced network-based delivery of content such as video, traffic management, increased security, and connectivity options based on time of day, volume, or duration.

Benefits of the Redback Solution

Redback’s solution of enabling the build out of smart broadband networks provides the following benefits to our carrier and service provider customers:

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

Enhances Broadband Operations.    Our products bridge the operational gap between access equipment located at the consumer end of the networks that serve businesses, homes and the routers at the carriers’ and service providers’ facilities that connects to the Internet and to corporate networks.

Supports Major Access and Aggregation Methods.    Our SmartEdge and SMS products support major access and aggregation technologies, including:

•	Broadband: DSL, Wi-Fi, and cable.

•	IP Aggregation: Traditional and emerging methods for transmitting information over an IP based network, which enables our customers to provide their users with a high performance, highly reliable and scalable IP platform. Equally important, this platform enables service providers the opportunity to insert value added data services based on IP technology.

Facilitates Rapid and Expandable Deployment.    Our products allow broadband service providers to deploy quickly high-speed access so that revenue-generating services can be offered to their customers while using existing access, accounting and management control systems.

Provides a Platform for the Delivery of Value-Added Services.    Our products enable broadband service providers to create and market new service offerings such as such as enhanced delivery of content such as video, traffic management, increased security, and connectivity options based on time of day, volume, or duration.

Products and Technology

The SmartEdge 800

Redback has built the SmartEdge 800 platform for the service provider network’s edge. Its hardware and software has been designed with high reliability, scalability and flexibility in mind. In performing its edge role, the SmartEdge 800 router’s operating system has been designed for user-to-network functionality and hence is not limited by only supporting network-to-network functionality inherent in other competing platforms that have been adapted to perform at the edge of the network.

The SmartEdge 800 platform incorporates a packet processing ASIC which allows the platform to facilitate a deep level of packet processing enabling such functions as quality of service, user awareness and appropriate policy enforcement while maintaining line rate. Another distinguishing characteristic of this platform is the custom designed software. The modular software architecture heightens reliability and enables binding of any user connection to any service, further simplifying service provisioning. Software modularity also allows for easier product evolution because new software modules can be independently developed, tested and installed to satisfy demand for new services.

The SmartEdge 800 platform also incorporates many of the same service philosophies inherent in the SMS platform. For example, multiple routing contexts allow providers to partition a chassis with software to create hundreds of “contexts” or virtual routers, each with its own management console, private forwarding tables, accounting and provisioning systems. The software architecture facilitates dynamic binding of the context to a service. End-user visibility into virtual routers reduces management expense for the service provider.

The SmartEdge 800 platform was introduced in October of 2001 as the SmartEdge 800 router for performing “Edge Routing” and edge aggregation of business traffic from access methods such as Leased Lines, ATM, frame relay and ethernet. In June of 2003, Redback introduced new enhancements to the SmartEdge platform that enable it to function as a “Service Gateway,” which is the functionality of being able to aggregate and manage broadband subscribers in addition to terminating business subscribers, and delivering a wide array of value-added services. Today, the SmartEdge 800 platform is available as the SmartEdge 800 Edge Router, for deployment in traditional edge routing applications and as the SmartEdge 800 Service Gateway, for deployment in broadband aggregation and subscriber management applications or as a converged edge platform that can perform all of the above types of applications in one chassis.

The SmartEdge 400

The SmartEdge 400 platform is a new product introduced in June 2003 that expands the SmartEdge product portfolio. It is a smaller version of the SmartEdge 800 platform in a compact chassis targeted for deployment in smaller central office locations, remote terminals and multi-dwelling units. It shares all the key attributes of the SmartEdge 800– the hardware architecture, the software and the line cards. The SmartEdge 400 platform is also available as the SmartEdge 400 router, for deployment in traditional edge routing applications and as the SmartEdge 400 Service Gateway router, for deployment in broadband aggregation and subscriber management applications or as a converged edge platform that can perform all of the above types of applications in one chassis.

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

The SMS family includes four product offerings: the SMS 10000, the SMS 10000 SL, the SMS 1800, and the SMS 1800 SL products. All devices are purpose-built for subscriber management, with the ability to aggregate broadband subscribers over DSL, cable and wireless.

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

The NetOp™ Policy Manager and NetOp Element Manager

The NetOp Policy Manager (NetOp PM) is a software platform that allows policy management and control across the entire SmartEdge and SMS product families. Leveraging the proven use of industry standard RADIUS as the basis for subscriber provisioning, NetOp PM greatly expands the capabilities of existing operational environments to offer a large variety of services such as time of day and volume-based services as well manage a wide-range of services offered through our solution alliance partners, such as video, security, Wi-Fi, and traffic management. Working in conjunction with the unique architectures of the SmartEdge and SMS products, NetOp PM allows a carrier to introduce quickly value added services.

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

Sales and Marketing

We sell our products through a direct sales force, resellers, and distribution partners. Through December 31, 2004, most of our revenue was derived from sales to carriers and service providers of broadband access and broadband services.

As of December 31, 2004, our sales force consisted of approximately 108 persons located globally. For the years ended December 31, 2004, 2003 and 2002 we derived approximately 66%, 62% and 50%, respectively, of net revenue from international sales. We currently have regional sales and support headquarters in North America, Europe and Asia-Pacific. (See Note 3 to our consolidated financial statements for additional revenue information by geographic region and “Risk Factors” for a description of risks attendant to our foreign operations).

In addition to direct sales, we have a variety of reseller and distribution partners, especially for local or regional customer reach in Europe and Asia. We have a variety of marketing programs and initiatives to support the awareness, sale and distribution of our products. The audience for these activities includes our

•	existing and prospective customers,

•	distribution partners and authorized resellers,

•	direct sales organization, and

•	the trade press, analysts and others who are influential in the industry.

Marketing activities include:

•	participation in technical conferences and industry tradeshows,

•	preparation of sales tools, business cases, competitive analyses and other marketing collateral,

•	sales training, publication of customer deployments, new product information and educational articles in industry journals,

•	maintenance of our World Wide Web site, and

•	direct marketing to prospective customers.

During 2004, revenue from purchases by SBC Communications accounted for approximately 18% of out net revenue. During 2003, revenue from purchases by SBC Communications and British Telecom accounted for approximately 16% and 11% of our net revenue, respectively. During 2002, revenue from purchases by Verizon, Sumitomo, Nokia and SBC accounted for approximately 13%, 10%, 10% and 10% of our net revenue, respectively.

Backlog

As of December 31, 2004, 2003 and 2002, we had $16.9 million, $8.0 million and $7.2 million, respectively in product backlog. Backlog represents orders for goods or services on our current price list that are expected to ship within the next twelve months. December 31, 2004 product backlog of $16.9 million is the highest annual ending backlog since December 31, 2000.

Research and Development

Our engineering expertise includes:

•	internet protocol and routing software development,

•	ASICs, and custom circuit design,

•	subscriber management software,

•	ATM/frame relay termination,

•	wide area network interfaces,

•	network and policy management software,

•	system level testing, and

•	quality assurance.

We continue to invest in research and development programs. We are focusing development efforts on, among other things, completing and extending the functions of our ASIC designs, enhancing our support of the Internet Protocol and other related routing protocols, and creating and delivering new interfaces for our products. We are also developing new features and product families for our subscriber management system and are committed to extending the functionality of our subscriber management system software to create additional competitive advantages for our customers. We incurred research and development expenses of $48.5 million, $65.7 million and $86.0 million in 2004, 2003 and 2002, respectively.

Customer Service and Support

Our primary customer service and support organization supports and maintains products sold worldwide by our direct sales force, as well as products sold by our authorized resellers and partners. Generally, our distribution partners and authorized resellers provide installation services and support, first and second-level, while we provide third-level support. Our technical assistance centers in the North America, Asia and Europe employ systems engineers who work closely with our direct sales personnel, partners and resellers to assist end-users with post-sales support issues. We incurred customer service and support expenses of $8.7 million, $12.2 million and $16.5 million, in 2004, 2003 and 2002 respectively.

Manufacturing

Our manufacturing operations consist primarily of prototype development, materials planning and procurement for an outsourced order fulfillment model. Jabil Circuit Inc. performs all of our production, including final assembly and testing. We use several independent suppliers to provide printed circuit boards, chassis and subassemblies. Our products use a combination of standard parts and critical components, some of which are purchased from single or limited sources of supply. We incurred product cost of revenue, including manufacturing expenses, of $40.2 million, $38.3 million and $93.9 million, in 2004, 2003 and 2002 respectively.

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

Executive Officers of the Registrant

Name	Age	Position Held as of March 8, 2005
Kevin A. DeNuccio	45	President and Chief Executive Officer
Ebrahim Abbasi	50	Senior Vice President of Operations, Information Technology and Customer Service
Georges Antoun	42	Senior Vice President of Worldwide Field Operations
Thomas L. Cronan III	45	Senior Vice President of Finance and Administration and Chief Financial Officer
Scott Marshall	51	Senior Vice President of Engineering and Product Management

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

Ebrahim Abassi has served as Senior Vice President of Operations, Information Technology and Customer Service of Redback since June 2004. Prior to that, Mr Abbasi served as Senior Vice President of Operations and Information Technology from April 2003 until June 2004 and as Senior Vice President of Operations from October 2001 through April 2003. Prior to joining Redback, Mr. Abbasi was Vice President of Operations at Zhone Technologies from January 2000 to June 2001. Mr. Abbasi also spent more than two years at Ascend Communications (acquired by Lucent Technologies) as Vice President of West Coast Operations from December 1997 to April 2000. Mr. Abbasi holds a B. S. degree and Masters degree from the University of Tehran.

Georges Antoun has served as Senior Vice President of Worldwide Field Operations of Redback since July 2003. Mr. Antoun also served as Redback Senior Vice President of Engineering, Product Management and Marketing from January 2003 to July 2003 and as Senior Vice President of Marketing and Business Development from August 2001 to January 2003. Before joining Redback in August 2001, Mr. Antoun spent the preceding five years, from July 1996 to August 2001, at Cisco Systems Inc., where he served as Vice President of Worldwide Systems Engineering and Field Marketing, Vice President of Worldwide Optical Operations and,

more recently, as Vice President of Carrier Sales. Mr. Antoun has also held senior management positions at Newbridge Networks and Nynex (now Verizon Communications), where he was part of their Science and Technology Division. Mr. Antoun holds a B.S. degree from the University of Louisiana at Lafayette and a Masters Degree from New York Polytechnic University.

Thomas L. Cronan III has served as Senior Vice President of Finance and Administration and Chief Financial Officer since January 2003. Mr. Cronan began at Redback in April 2001 as Vice President and General Counsel. From June 2000 to March 2001, Mr. Cronan served as Vice President and General Counsel US at Entrust Technologies Inc. From February 1998 to June 2000, Mr. Cronan served as Vice President, General Counsel and Secretary at enCommerce, Inc. en Commerce merged with Entrust in June 2000. Mr. Cronan served in both public and private high technology companies for more than 15 years including IBM, OpenTV, Taligent and enCommerce, and was special counsel at Wilson Sonsini Goodrich & Rosati, Professional Corporation in their Technology Licensing Group. Mr. Cronan holds a J.D. from Fordham Law School and a B.S. from Muhlenberg College and is a member of the bar in New York, California and Connecticut.

Scott W. Marshall has served as Senior Vice President of Engineering and Product Management since October 2004. From February 2001 to September 2004, Mr. Marshall served as President and Chief Executive Officer of Ceyba Inc. Before joining Ceyba, Mr. Marshall served as a Group Vice President at Cisco Systems, Inc. from August 1999 to February 2001. Mr. Marshall also served in various roles at Newbridge Networks from December 1986 to October 1998, including six years as Executive Vice President of Research and Development and Product Management. Mr. Marshall holds a B.A.Sc. degree from the University of Waterloo.

Employees

As of December 31, 2004, we had a total of 447 employees, including 228 in research and development operations, 124 in sales and marketing, 46 in finance and administration and 31 in customer support.

Geographic Information

See Note 14 to our consolidated financial statements for financial information about geographic areas.

Where You Can Find More Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, available free of charge on or through our Internet website located at www.Redback.com, as soon as reasonably practicable after they are filed with or furnished to the U. S. Securities and Exchange Commission (SEC).

Risk Factors

Our operating plan is based on assumptions concerning the realization of a certain level of revenues and the control of our costs, which are difficult to predict and there is no guarantee that those goals are achievable.

Our operating plan is subject to great uncertainty because we have limited visibility into our business prospects and difficulty predicting the amount and timing of our revenue. Specifically, the sales cycle is difficult to predict with respect to our SmartEdge router products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. At the same time, revenue from our SMS product line has declined 36% in 2004 compared with 2003 revenues and SMS revenue is expected to continue to decline during 2005 as more customers are considering or are moving to next generation DSL networks. During most of 2004, we had a limited view of backlog of orders continuing into each of the following quarters and this made predicting our sales cycle even more difficult. While we were able to increase our backlog of orders significantly during the fourth quarter of 2004, there continues to be considerable risk that we will not be able to sustain this larger backlog during 2005, resulting in much less predictability in the sales cycle and therefore lower revenue than planned.

Many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenue. Customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our products to become more susceptible to extensive testing and internal review and approval cycles by our customers, the length and outcome of which is difficult to predict. This is particularly true for larger customers who represent a significant percentage of our sales. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of our customers. Our customers’ current capital constraints also make if difficult for them to commit in advance to buy our products in any given quarter or throughout the year. If sales from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

Our projected results are also based upon assumptions about our overall cost-structure, which could prove unreliable. For example, if our current pricing arrangement with our contract manufacturer is not renewed beyond its current term, or is renegotiated on terms less favorable to us, our results of operations and financial condition could be materially harmed.

Our operating results have and are expected to continue to fluctuate significantly, which may result in volatility in the price of our securities.

Our operating results are likely to be affected by a number of factors, including the timing of significant sales to large customers, the long sales and implementation cycles, competitive pricing pressures, our ability to control expenses, and the recovery of the telecommunications industry and the economy in general. The majority of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results will likely decrease. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be above or below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely fluctuate.

There are a limited number of potential customers for our products and the loss of any of our key customers would likely reduce our revenues significantly and have a negative impact on our cash position.

Our customers include both direct purchasers and resellers. During the twelve months ended December 31, 2004, revenue from product purchases by SBC Communications accounted for approximately 18% of our revenue. During the twelve months ended December 31, 2003, revenue from product purchases by SBC Communications and British Telecom accounted for approximately 16% and 11% of our revenue, respectively.

During the year ended December 31, 2002, revenue from product purchases by Verizon, Sumitomo, Nokia and SBC Communications accounted for approximately 13%, 10%, 10%, and 10% of our revenue, respectively. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. The current consolidation in the telecommunications industry such as SBC’s proposed acquisition of AT&T and Verizon’s proposed acquisition of MCI reduces further the number of available customers and could delay purchasing decisions at our existing customers that are effected by these consolidations. The loss of any of our key customers would have a negative impact on our cash collections and significantly reduce our revenues.

Our gross margin may continue to fluctuate over time, which could harm our results of operations.

Our gross margin may continue to fluctuate in the future due to, among other things, a change in the composition of our product mix that may tend to a greater percentage of SmartEdge sales; increasing pressure in more competitive markets, particularly in Asia and Europe, to reduce our current price levels; our ability to reduce product costs; our ability to control inventory costs and other reserves; and our ability to control and absorb fixed costs. Based on the foregoing, our gross margin could decline and our results of operations would suffer.

Although we have successfully emerged from Chapter 11 Bankruptcy, we expect to continue to incur net losses in the near future.

To date, we have not been profitable. We incurred net losses of approximately $68.1 million in the year ended December 31, 2004, $118.8 million during fiscal year 2003, $186.9 million in 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we will continue to expend substantial funds in fiscal year 2005. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of December 31, 2004, we had cash and cash equivalents of $42.6 million.

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

While we emerged from bankruptcy on January 2, 2004, there may be continued resistance to conduct business with us on the part of our customers, partners and vendors. Our customers and partners may continue to have concerns about our long-term viability given our bankruptcy filing, which may delay or change their decision to purchase products or enter into new distribution agreements with us. In addition, our vendors may be unwilling to extend us favorable credit terms or refuse to do business with us at all as a result of our bankruptcy proceedings. An occurrence of one or all of these events could have a material adverse impact on our business.

Our operating results will suffer if we do not successfully commercialize our product lines.

Our product line expanded when we began shipping our SmartEdge router during the fourth quarter of 2001. In addition, we have introduced new technologies in 2002 and 2003. In the fourth quarter of 2002, we introduced new technology for the SMS 10000 platform, the SMS 10000 SL product. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the third quarter of 2003, we introduced the SMS 1800 SL product and the NetOp Policy Manager products. During

2004, the revenue from SmartEdge products grew by 229% compared with revenue from SmartEdge products in 2003, but the revenue from SMS products in 2004 decreased 36% compared to 2003. The growth of our business is dependent on customer acceptance of the new SmartEdge products. If sales of the SmartEdge products do not meet our revenue targets, our operating results, financial condition or business prospects may be negatively impacted. In addition, the sale of these new products to our customer base may negatively impact the revenue of our pre-existing products.

Our future success depends in large part on sales to companies in the telecommunications sector, and these companies continue to remain cautious with respect to new purchases.

We are highly dependent on sales to companies in the telecommunications sector. Our future depends on an improvement in the financial strength of the telecommunications sector because our sales depend on the increased use and widespread adoption of broadband access services, sustained capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis), and the ability of our customers to market and sell broadband access services. If the telecommunications industry experiences another downturn or broadband deployments do not increase steadily, our customers may forego sustained or increased levels of capital investments, and reevaluate their need for our products. If the foregoing occurs, our revenues may be less than we currently anticipate, and our business will suffer.

We increasingly rely on sales in international markets, which expose us to additional risks that may affect our revenue levels.

We have become increasingly reliant on sales to international customers during the last three years. During the years ended December 31, 2004, 2003 and 2002 we derived approximately 66%, 62% and 50%, respectively, of our net revenue from sales to international customers. Our growing international presence exposes us to risks including:

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

Our SmartEdge platform competes in a market characterized by new geographic builds and an upgrade cycle of swapping existing edge routers for denser next-generation routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. Our competitors are expected to continue improving their existing products and to introduce new competitive products within the next twelve months. Additional competition exists from companies who make multi-service edge devices, those who are adding subscriber management features to their existing core routers, as well as startup companies who are developing next generation technologies that may compete with our products.

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

Over the past several years, we have experienced a significant decrease in our overall number of employees as a result of operational efficiencies and reductions in the workforce. More recently, we have been especially challenged in retaining and attracting highly qualified management, skilled engineers and other knowledgeable workers in an industry such as ours where competition for skilled personnel is intense. In addition, we continue to evaluate our management structure to suit the needs of our business. Our future performance depends, in part, on the ability of our senior management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel.

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

We currently depend on a single contract manufacturer, Jabil Circuit Inc., with whom we do not have a long-term supply contract, and the loss of any manufacturing capacity could materially and adversely affect our operating results.

We depend on a single third party contract manufacturer, Jabil Circuit Inc., to manufacture our products, and certain strategic vendors to supply parts to our contract manufacturer, with whom we do not have long-term contracts. If we should fail to manage effectively the relationship with our contract manufacturer or if they should experience delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers would be delayed. If our contract manufacturer were to cease doing business with us, our ability to deliver products to customers could be materially adversely affected, which would have a material adverse effect on our business. The loss of any of our contract manufacturer’s manufacturing capacity could prevent us from meeting our scheduled product deliveries to our customers and could materially and adversely affect our sales and operating results.

We continue to dispute a number of the proof of claims filed in the bankruptcy proceeding, which may result in additional liability and may be costly to litigate.

We filed objections to certain disputed proof of claims. Although we have resolved several of these objections, approximately $6.3 million of priority tax claims currently remain in dispute, which may result in additional liabilities, payable in cash, if such claims are ultimately allowed by the Bankruptcy Court. We intend to continue our negotiations with the applicable taxing authorities to reach a settlement of the disputed claims which may be paid out over a number of years. We may litigate such claims to the extent that we believe such claims have been either improperly filed with the bankruptcy court, or were filed in amounts in excess of the Company’s belief of the true liability of such claims. We cannot predict the outcome of such disputes and there may be an unfavorable outcome from the Company’s perspective with respect to these disputed claims.

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

We may be required to license technology from third parties to develop new products or product enhancements. However, these licenses may not be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party licenses required developing new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost of which could seriously harm our business, financial condition and results of operations.

We could become subject to litigation regarding intellectual property rights that could subject us to significant liability or force us to redesign our products.

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

In 2002, we were a defendant in a securities class action litigation, which is still pending, although it is subject to a pending settlement covered by insurance. In addition, more recently, certain or our current and former executive officers and board members have become the subject of several purported class action and stockholder derivative lawsuits. These complaints allege, among other things, that the named defendants breached their fiduciary duties to us and failed to disclose information relating to transactions we entered into with Qwest Communications. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. Although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits by way of settlement, indemnification obligations or otherwise, the size of any such payments, unless covered by insurance or recovered from third parties, could seriously harm our financial condition or liquidity.

All litigation that was commenced prior to or during the course of bankruptcy was stayed once we entered bankruptcy and will be handled pursuant to the Plan. However, we remain at risk of post Chapter 11 litigation claims, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc. and remain at risk of obtaining liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition and results of operations or liquidity.

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

We have been informed that the Securities and Exchange Commission (SEC) is examining certain transactions involving Qwest Communications, and adverse determination relating to Redback in this examination could result in a material adverse effect on our business.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to the Financial Accounting Standards Board pronouncements relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

If we fail to match production with product demand, we may need to incur additional costs and liabilities to meet such demand.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $1.4 million, $0.9 million and $34.4 million in 2004, 2003 and 2002, respectively. The 2003 and 2002 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

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

Based upon information that is available to us, three stockholders each own over 10% of our outstanding voting stock: Creedon Keller & Partners, Inc. owns approximately 15%; Kopp Investment Advisors, LLC owns approximately 12% and entities affiliated with Technology Crossover Ventures own approximately 11% of voting preferred stock. In addition, TCV holds warrants, if converted, that would contribute approximately 3% to TCV’s total interest. These percentages are based on the sum of the common and preferred shares outstanding as of March 8, 2005 and the warrants held by entities affiliated with TCV are included to determine their 3% interest. In the event some or all of these stockholders vote together they would be able to significantly influence all matters requiring approval by our stockholders, including new financing, the election of directors and the approval of mergers or other business combination transactions. To the extent that the interests of these stockholders are different from those of other stockholders, important company decisions may not reflect the interests of all stockholders.

We have adopted anti-takeover measures effects that could prevent a change in our control.

In 2001, we adopted a stockholder rights plan. This plan was assumed by the Company in the bankruptcy. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management.

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	software revenue recognition

•	accounting for share-based payments

•	accounting for income taxes

•	accounting for business combinations and related goodwill

Recent rulemaking by the Financial Accounting Standards Board will require us to expense equity compensation given to our employees and will significantly harm our operating results and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning July 1, 2005. This accounting change will reduce our reported earnings and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As we begin the second year of compliance, we are developing a program to perform the system and process evaluation and testing necessary to comply with these requirements on a sustained basis. Companies do not have significant experience in complying with these requirements on an ongoing and sustained basis. As a result, we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Redback may be adversely affected and could cause a decline in the market price of our stock.

Item 2.    Properties

Redback leases all of its facilities as of March 8, 2005. Redback’s principal long-term leases on a post-bankruptcy basis are as follows:

Location	Square Footage Occupied	Use for Occupied Facilities
San Jose, CA	99,870	Principal administrative, sales, marketing, research and development facilities and service functions

Vancouver, BC	20,573	Research and development

Total	120,443

In addition to our facilities in California and British Columbia, Canada, we have small sales offices throughout the United States, including regional sales offices in Georgia and Texas, as well as international offices in France, Germany, Italy, Netherlands, Spain, Turkey, and the United Kingdom, the People ‘s Republic of China, Hong Kong, Japan, Korea, Singapore and Taiwan. We believe that our facilities will be feasible and adequate for the present purposes and the productive capacity in such facilities is substantially being utilized. These lease agreements expire at various times between 2005 and 2010.

Item 3.    Legal Proceedings

The information set forth under Note 11—Commitments and Contingencies contained in the Notes to the consolidated financial statements of the Company’s Report on Form 10-K is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Redback common stock is traded on the Nasdaq National Market under the symbol RBAK. Redback began trading on the Nasdaq on May 18, 1999, the date of its initial public offering. The following table sets forth the range of high and low bid prices, as restated to give effect to the two 2-for-1 stock splits effected in August 1999 and April 2000, reported on the Nasdaq National Market for Redback common stock for the periods indicated. The information included below for the 2004 fiscal year does give effect to an approximate 73 to 1 reverse stock split effected as part of the Plan, which became effective on January 2, 2004.

	High	Low
Fiscal 2002
First Quarter	$6.43	$2.63
Second Quarter	$3.56	$1.39
Third Quarter	$2.00	$0.31
Fourth Quarter	$1.37	$0.24
Fiscal 2003
First Quarter	$1.36	$0.54
Second Quarter	$1.29	$0.52
Third Quarter	$1.00	$0.26
Fourth Quarter	$0.65	$0.19
Fiscal 2004
First Quarter	$11.25	$5.60
Second Quarter	$7.13	$3.84
Third Quarter	$6.56	$4.08
Fourth Quarter	$5.69	$2.83

As of March 8, 2005, there were approximately 56,884 beneficial owners and 738 holders of record of Redback common stock.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statement of Operations Data:
Product revenue	$91,927	$80,351	$91,410	$204,472	$267,440
Related party product revenue	—	5,409	12,190	—	—
Service revenue	23,642	21,723	22,029	23,061	10,570

Total revenue	115,569	107,483	125,629	227,533	278,010
Product cost of revenue (1)	40,241	38,270	93,886	251,418	90,433
Service cost of revenue (1)	8,689	12,223	16,542	22,279	10,157
Amortization	10,911	3,762	10,870	6,112	10,126

Total cost of revenue	59,841	54,255	121,298	279,809	110,716

Gross profit (loss)	55,728	53,228	4,331	(52,276)	167,294

Operating expenses:
Research and development (1)	48,476	65,741	85,982	107,599	86,727
Selling, general and administrative (1)	41,769	47,605	72,220	110,760	82,314
Impairment of goodwill	—	—	—	2,689,857	—
Restructuring charges	—	23,494	3,621	104,551	—
Reorganization items	1,553	—	—	—	—
Amortization of goodwill and intangible assets	—	166	1,103	994,195	945,475
In-process research and development	—	—	—	—	40,400
Stock-based compensation expense	19,816	949	8,269	54,891	24,277

Total operating expenses	111,614	137,955	171,195	4,061,853	1,179,193

Loss from operations	(55,886)	(84,727)	(166,864)	(4,114,129)	(1,011,899)
Other income (expense), net:
Interest and other income (expense), net	5,082	1,104	(347)	23,246	25,878
Interest expense	(55)	(17,653)	(19,713)	(27,091)	(21,524)
Release of restructuring liability upon termination of leases	71,164	—	—	—	—
Fresh-start adjustments	(218,691)	—	—	—	—
Induced conversion charge	(335,809)	—	—	—	—

Total other income (expense), net	(478,309)	(16,549)	(20,060)	(3,845)	4,354

Loss before reorganization items	(534,195)	(101,276)	(186,924)	(4,117,974)	(1,007,545)
Reorganization items	(1,539)	(17,573)	—	—	—

Net loss before deemed dividend and accretion on redeemable convertible preferred stock	(535,734)	(118,849)	(186,924)	(4,117,974)	(1,007,545)
Deemed dividend and accretion on redeemable convertible preferred stock	(17,265)	—	—	—	—

Net loss	$(552,999)	$(118,849)	$(186,924)	$(4,117,974)	$(1,007,545)

Net loss per basic and diluted share (4)	$(1.30)	$(0.65)	$(1.13)	(28.78)	$(8.68)

Shares used in computing net loss per share	52,269	181,610	165,854	143,068	116,019

Ratio of earnings to fixed charges:
Ratio of earnings to fixed charges (2)	—	—	—	—	—
Amount of deficiency	$(552,999)	$(118,849)	$(186,924)	(4,117,974)	$(1,007,545)
(1) Amounts exclude stock-based compensation as follows:

Cost of revenue	$1,390	$—	$—	$—	$—
Research and development	8,130	471	4,632	35,289	20,150
Selling, general and administrative	10,296	478	3,637	19,602	4,127

Total	$19,816	$949	$8,269	$54,891	$24,277

(2)	The pre-tax losses from continuing operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 were not sufficient to cover fixed charges by a total of approximately $68.1 million, $118.8 million, $186.9 million, $4.1 billion and $1.0 billion, respectively. As a result, the ratio of earnings to fixed charges has not been computed for any of these periods.

(3)	As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

(4)	Net loss per basic and diluted share for the year ended December 31, 2004 has been computed excluding the impact of Predecessor Company net loss of $484,875.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments, including restricted cash and investments	$42,558	$21,474	$116,046	$178,820	$433,669
Working capital (deficit)	23,013	(2,940)	38,839	133,456	454,687
Total assets	307,435	509,592	660,744	866,347	4,770,524
Long-term obligations, less current portion	—	—	488,747	479,338	505,057
Liabilities subject to compromise	—	564,336	—	—	—
Accumulated deficit	(68,124)	(5,453,640)	(5,334,791)	(5,147,867)	(1,029,893)
Total stockholders’ equity (deficit)	203,793	(104,106)	13,463	137,537	4,149,147

	2004
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Quarterly Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity Data:
Total liabilities	$56,360	$49,363	$52,577	$51,456

Redeemable convertible preferred stock	47,282	47,130	46,987	46,837

Stockholders’ equity:
Common Stock	277,169	276,551	275,818	275,354
Deferred stock-based compensation	(5,766)	(11,435)	(16,558)	(22,664)
Accumulated other comprehensive loss	514	273	(88)	(137)
Accumulated deficit	(68,124)	(56,147)	(43,671)	(33,019)

Total stockholders’ equity	203,793	209,242 (1)	215,501	219,534

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$307,435	$305,735	$315,065	$317,827

(1)	Amount reflects a correction of a clerical (footing) error with respect to the amount of Stockholders’ Equity as reported in the Company’s third quarter Form 10-Q filed on November 8, 2004.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report—in particular Item 1 (the Business section) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations)—contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our product and marketing strategy; our expectation of continued growth in revenue in 2005; our expected gross margins in 2005; our future R&D and SG&A expenses; interest income and the cash requirement for interest expenses relating to credit facilities; our estimated future capital expenditures; our expectation regarding the outcome of pending litigation; and our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

Background

Redback Networks Inc. was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment. Redback’s products enable carriers and service providers to build next generation broadband networks that can deliver high-speed access and services to consumers and businesses. Redback’s SmartEdge router and Service Gateway platforms combine subscriber management systems and edge routing and, in conjunction with the NetOp Element and Policy Manager platform, provide an infrastructure for managing both subscribers and value-added services. These product families are designed to enable our customers to create regional and national networks that support major broadband access technologies, as well as new services such as video that these high-speed connections enable. Redback Networks maintains a growing and global customer base of more than 500 carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

The following is a summary of significant events and transactions in the year ended December 31, 2004. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

•	Our net revenue increased 8% to $115.6 million in 2004 from $107.5 million in 2003. The net revenue increase was primarily related to a higher acceptance of the SmartEdge family of products, including SmartEdge 800 products of Router and Service Gateway particularly in the international regions. Our SmartEdge revenue increased 229% to $44.9 million while our SMS revenue decreased 36% to $47.1 million during 2004. Substantially all the SMS revenue decline related to products of SMS 1800, SMS 1000 and SMS 500 platforms.

•	Our gross profit in 2003 included a $4.0 million liabilities release, as a result of the cancellation of an engineering services contract. Excluding the favorable release, gross profit in 2003 would have been 46% to revenue compared to 48% in 2004. Our gross profit improved in 2004 primarily due to lower department spending, offset by increased product costs and higher production variance expenses in 2004.

•	Upon our emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, we adopted fresh-start reporting under Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. (See Notes 1 and 3 in the Notes to the consolidated financial statements for a discussion of our emergence from bankruptcy and our adoption of fresh-start reporting). As a result, the Debtor-In-Possession revolving credit facility, or the DIP facility, obtained during December 2003 was terminated and no amounts were borrowed under this facility.

•	In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock (Preferred Stock) and warrants to purchase 1,629,373 shares of our common stock at an exercise price of $5.00 per share. The warrants have a term of seven years. Each share of Preferred Stock is convertible into ten shares of the Company’s common stock, subject to adjustment for certain events such as stock splits and dividends. In addition, the Preferred Stock will automatically convert into shares of common stock after one year if the common stock trades at a minimum price of $13.81 for 90 consecutive days. The holders of the Preferred Stock have the right to vote with the common stockholders or as a separate class depending on the circumstances. In the event of a sale, liquidation, or dissolution of the Company, the holders of Preferred Stock are entitled to be paid an amount in cash equal to the original price and all accrued or unpaid dividends. TCV is entitled to receive a cumulative dividend of 2% per annum, payable semi-annually, either in cash or Preferred Stock at the Company’s option, subject to certain conditions. If the Company declares a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with GAAP. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of the Company’s common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million during the fiscal year 2004. In addition, the Company accrued $595,000 for the 2% semi-annual dividend on the Preferred Stock for the fiscal year 2004, which is payable in cash or preferred stock at the Company’s option.

•	During 2004, we used approximately $15.8 million of cash flow from operating activities, resulting primarily from our loss from operations of $55.9 million (which includes $22.8 million of depreciation and amortization expenses) and sold equity investments for net proceeds of $6.0 million. We spent $2.8 million for capital expenditures principally to support our R&D. Our cash and cash equivalents at December 31, 2004 were $42.6 million.

•	On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank (the Bank) that will expire on June 30, 2005. On June 24, 2004, July 30, 2004, December 12, 2004 and March 11, 2005, we amended certain provisions of the $20.0 million asset based credit facility with the Bank. The agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be secured by substantially all of our assets. The line of credit is used to maintain a $8.0 million letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. If any amounts under the overadvance facility were outstanding, the Bank may demand that we either pay the amount of overadvance or permit the Bank to restrict the use of cash or securities on deposit with the Bank in an amount equal to the overadvance. We are required to meet certain financial covenants under the loan agreement including a minimum tangible net worth requirement; if the Company is not in compliance with the minimum tangible net worth requirement, the minimum tangible net worth is reset and the Company must maintain minimum cash balances of $7.0 million if the letter of credit is in place and $12.0 million if the overadvance facility is used. In certain cases, the Company’s borrowings may be subject to a higher interest rate and payment of additional fees. The Bank, at its option, may also cease making advances or otherwise extending credit to us under this agreement upon the occurrence of a number of specified events, including material adverse changes as defined in the Agreement.

As of March 31, June 30, and December 31, 2004, we did not have any outstanding amounts under the overadvance facility. As of September 30, 2004, however, the Company had approximately $0.9 million borrowed under the overadvance facility which was subject to the overadvance repayment or restriction provision of the agreement due to a deficit in its eligible receivables to maintain the letter of credit with Jabil Ciruit Inc. As of December 31, 2004, our eligible receivables were $13.5 million and our total availability, net of the $8.0 million letter of credit, was $11.5 million. Our total availability included the $6 million overadvance and we were in compliance with the financial covenants under the loan agreement. As of December 31, 2004, no borrowings were outstanding under the facility.

Period Comparisons

Our results of operations after January 2, 2004 and our consolidated balance sheet at December 31, 2004 are not comparable to the results of operations prior to January 2, 2004 and the historical balance sheet at December 31, 2003 due to our adoption of fresh-start reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate primarily to depreciation of property, plant and equipment, amortization of other intangible assets, interest expense and reorganization expenses. Additionally, these differences in our balance sheets relate primarily to property, plant, and equipment, intangible and other assets, goodwill, lease related restructuring accruals, and the conversion of our Convertible Notes to common stock. Certain amounts, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, the following discussion of our operating results for 2004 are presented on a combined basis covering our Predecessor Company operating results for the period from January 1, 2004 through January 2, 2004 and our Successor Company operating results following emergence from bankruptcy for the period from January 3, 2004 through December 31, 2004 as compared to years ended December 31, 2003 and 2002.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year (in thousands):

	Year Ended December 31,
	2004	% change	2003	% change	2002
Statement of Operations Data:
Product revenue	$91,927	14%	$80,351	(12%)	$91,410
Related party product revenue	—	(100%)	5,409	(56%)	12,190
Service revenue	23,642	9%	21,723	(1%)	22,029

Total revenue	115,569	8%	107,483	(14%)	125,629
Product cost of revenue	40,241	5%	38,270	(59%)	93,886
Service cost of revenue	8,689	(29%)	12,223	(26%)	16,542
Amortization	10,911	190%	3,762	(65%)	10,870

Total cost of revenue	59,841	10%	54,255	(55%)	121,298

Gross profit	55,728	5%	53,228	1,129%	4,331

Operating expenses:
Research and development	48,476	(26%)	65,741	(24%)	85,982
Selling, general and administrative	41,769	(12%)	47,605	(34%)	72,220
Restructuring charges	—	(100%)	23,494	549%	3,621
Reorganization items	1,553	100%	—	0%	—
Amortization of goodwill and intangible assets	—	(100%)	166	(85%)	1,103
Stock-based compensation	19,816	1988%	949	(89%)	8,269

Total operating expenses	111,614	(19%)	137,955	(19%)	171,195

Loss from operations	(55,886)	(34%)	(84,727)	(49%)	(166,864)
Other income (expense), net:
Interest and other income (expense), net	5,082	360%	1,104	418%	(347)
Interest expense	(55)	(100%)	(17,653)	(10%)	(19,713)
Release of restructuring liability upon termination of leases	71,164	100%	—	0%	—
Fresh-start adjustments	(218,691)	(100%)	—	0%	—
Induced conversion charge	(335,809)	(100%)	—	0%	—

Total other income (expense), net	(478,309)	(2790%)	(16,549)	(18%)	(20,060)

Net loss before reorganization items	(534,195)	(427%)	(101,276)	(46%)	(186,924)
Reorganization items	(1,539)	91%	(17,573)	100%	—

Loss before deemed dividend and accretion on redeemable convertible preferred stock	(535,734)	351%	(118,849)	(36%)	(186,924)
Deemed dividend and accretion on redeemable convertible preferred stock	(17,265)	(100%)	—	0%	—

Net loss attributable to common stockholders	$(552,999)	365%	$(118,849)	(36%)	$(186,924)

Years Ended December 31, 2004 and 2003

Net Revenue.    Our net revenue increased 8% to $115.6 million in 2004 from $107.5 million in 2003. The net revenue increase was primarily related to our product revenue. During 2004, our SmartEdge revenue increased 229% to $44.9 million while our SMS revenue decreased 36% to $47.1 million. Substantially all the

SMS revenue decline related to lower aggregate unit volumes of the SMS 1800, SMS 1000 and SMS 500 platforms. The increase in SmartEdge revenue primarily resulted from a higher acceptance of the SmartEdge family of products, particularly in the international regions and higher aggregate unit volume of SmartEdge 800 products, including Router and Service Gateway. Unit volume sales of our products increased 33% overall during the year ended December 31, 2004 compared to the year ended December 31, 2003. Average selling price on the SmartEdge systems is generally lower than SMS systems. Service revenue increased 9% to $23.6 million in 2004 from $21.7 million in 2003. Substantially all of our service revenues related to revenues from maintenance contracts. The increase in service revenue during 2004 is in part a result of higher renewals as well as multi year contract arrangements with our customers.

Our ability to predict future revenues is limited. We are planning our business on the assumption that our sales will grow in the future. We expect that this growth in revenue will be due to (i) increased customer acceptance of our SmartEdge Router and Service Gateway Platforms (b) increase customer confidence in purchasing our technology for longer term investments following the completion of our financial restructuring , and (ii) growth of regional and national networks that support major broadband access technologies, as well as increased use and widespread adoption of broadband access services.

Cost of Revenue: Gross Profit.    Our cost of revenue increased $5.5 million to $59.8 million in 2004 from $54.3 million in 2003. Our cost of revenue as a percentage of revenue was 52% in 2004 an increase of approximately one percentage point from 51% in 2003. During the third quarter of 2003, customer cancelled a product related engineering services contract which resulted in a release of liabilities for approximately $4.0 million to the cost of revenue. Excluding the favorable effect of the release, our cost of revenue as a percentage of revenue would have been 54% in 2003 compared to 52% in 2004. The improvement in cost as a percentage of revenue is primarily due to lower department spending, offset by increased product costs and higher production variance expenses in 2004.

For the year ended December 31, 2004, our manufacturing and customer services organization department expenses were reduced from the same period in 2003 primarily due to decreases in payroll & payroll related costs and lower depreciation expense as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting.

During the second half of 2004, shipments of SmartEdge product exceeded the shipments of SMS product line. As the product transition transpired, we incurred higher product costs associated with the change in the product mix. SmartEdge products generally have lower margins compared to our SMS product line. In addition, production variance expenses increased from 2003 primarily due to amortization of product related intangible assets and excess and obsolete charges in 2004. The amortization of product related intangible assets increased to $10.6 million for the year ended December 31, 2004 compared to $3.9 million in 2003 reflecting the revaluation of intangible assets to fair values as a part of “fresh-start” accounting. The charges for excess and obsolete inventory and related claims and commitments were $1.4 million and $0.9 million for the year ended December 31, 2004 and 2003, respectively. The excess and obsolete inventory charges for 2004 and 2003 resulted from reductions in forecasted revenue, change in product mix, and reactions to current market conditions. During 2004 and 2003, we also recognized a benefit of approximately $0.2 million and $0.4 million, respectively for the sale of inventory that had been fully reserved in a prior period.

On a forward-looking basis, we are planning our business based on the assumption that our gross margin will increase from the 48% gross margin reported in 2004 due to (i) product cost reductions from our contract manufacturer, (ii) the ability to spread our fixed overhead costs such as manufacturing and service organization spending, over a higher assumed product sales volume and (iii) our ability to gain efficiencies in our customer service organization. At this time, it is not possible to anticipate or quantify savings, if any, relating to future negotiations.

However, gross profit could be lower in 2005, subject to a number of factors including but not limited to:

•	Continued decline in our SMS business which is a mature business and has a high profit margin;

•	Continued competitive pressure on our SmartEdge sales, particularly in the Asia Pacific region, which results in lower average sales price and therefore lower product margins;

•	Higher charges from our contract manufacturer as it realizes lower economies of scale, if price levels of parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts and cost reductions. We do not currently anticipate a reduction in orders that would result in lower economies of scale for our contract manufacturer or parts shortages that could lead to higher pricing. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distribution partners. A shortage of a key component such as the strategic integrated circuits used in our products would be a risk to our business;

•	A decline in overall unit volume of sales would result in lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed. Most of our internal manufacturing operating costs, such as salaries for our operations and service department and amortization of intangibles, are fixed costs that are relatively independent of the volume of our business. If our business volume decreases, our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit;

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

Operating expenses and headcount.    A significant amount of our departmental spending relates to salaries and related costs. Following is a breakdown of our headcount:

	R&D	Other	Total
December 31, 2003	271	212	483
Other net changes	(43)	7	(36)

December 31, 2004	228	219	447

Research and Development.    Our research and development (R&D) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures decreased 26% to $48.5 million for the year ended December 31, 2004 from $65.7 million in the prior year, and represented 42% and 61% of net revenue in 2004 and 2003, respectively. The decrease in our R&D expenses is primarily due to a decrease in amortization and depreciation for $10.6 million primarily as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting, a decrease in prototype spending for $0.8 million, and a decrease in salary and related costs for $2.1 million caused by a decrease in our R&D headcount. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in realignment in R&D resources or a change in the mix of skills of our staff.

Selling, General and Administrative.    Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 12% to $41.8 million for the year ended December 31, 2004 from $47.6 million in the prior year, and represented 36% and 44% of net revenue in the years ended December 31, 2004 and 2003, respectively. The decrease in our SG&A expense is primarily due to the decrease in salary and related costs of $3.1 million, a decrease of $6.2 million in equipment related expenses which included amortization and depreciation expenses as a result of the reduction to the fair value of fixed assets upon adoption of fresh-start accounting offset by increase in professional service expenses including costs relating to Sarbanes-Oxley compliance and testing for approximately $2.2 million. In addition, operating lease expenses decreased $4.3 million to $3.2 million in 2004 from $7.5 million in previous year primarily due to the termination of our facilities leases in bankruptcy and negotiation of a new lease agreement following the emergence from bankruptcy. We will continue to evaluate the expenses as revenue volume fluctuates in future periods.

Restructuring Charges.    We did not record any restructuring provisions or accruals for the year ended December 31, 2004. However, we did incur restructuring charges of $23.5 million for the year ended December 31, 2003. Pursuant to the Plan, all of our lease obligations terminated upon emergence from bankruptcy. Consequently, the restructuring accruals have been eliminated as of January 2, 2004 resulting in a net gain of $71.2 million on the release of restructuring liability upon the termination of leases during the period from January 1, 2004 through January 2, 2004. (See Note 3 of the Notes to the consolidated financial statements for further discussion).

Consolidation of facilities.    During June 2003, we recorded a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. In addition, we recorded a charge for the write-off of leasehold improvements related to this facility of $6.3 million.

As part of our Plan, we had restructured all of our facility leases in the United States. This resulted in the reversal of certain restructuring accruals net of deposits as of the effective date of the Plan on January 2, 2004. (See Note 3 to the consolidated financial statements).

Workforce reductions.    During April 2003, we restructured our operations through a reduction in our workforce. The research and development functions were primarily affected by the reduction. The 42 affected employees received severance and other benefits pursuant to our benefits program. We recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The current and long-term portions of the restructuring related reserves for the year ended December 31, 2003 were $13.2 million and $62.0 million, respectively. These amounts were included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Reorganization Items.    We incurred $3.1 million reorganization costs in the year ended December 31, 2004. The reorganization costs were included as part of our operating expenses as we exited the bankruptcy on January 3, 2004. We incurred $17.6 million reorganization costs in year ended December 31, 2003. The decrease of $14.5 million, was primarily due to professionals fees related to our financial restructuring, including the Chapter 11 bankruptcy proceedings.

Impairment of Goodwill and Amortization of Intangible Assets    We adopted SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. Under SFAS No. 142, goodwill must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired, such as a significant adverse change in legal factors or in the business climate, an adverse assessment or action by a regulator, unanticipated competition, a loss of key personnel, or the testing for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets of a significant asset group. SFAS No. 142 also requires intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite.

Upon exiting the bankruptcy protection in January 2004, the carrying value of goodwill and intangible assets were adjusted as a part of fresh-start accounting to fair value based on the reorganization value. With the adoption of fresh-start accounting, we recorded other intangible assets in the amount of $76.9 million, which included the developed core and product technology. The intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from five to nine years. Amortization expense for the year ended December 31, 2004 and 2003 was approximately $10.6 million and $3.9 million, respectively, of which $10.6 million and $3.8 million, respectively, was recorded in cost of revenue. (See Note 3 to the consolidated financial statements for further discussion.)

We performed the annual impairment test of goodwill as of September 30, 2004, and determined that no impairment charge was required. In the prior years, we performed the impairment test in May 2003, upon the filing of the Plan with the bankruptcy court on November 3, 2003, and in May 2002, and determined that no impairment charges were required for all three periods. We could be required to record impairment charges in the future. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

In accordance with SFAS No. 142, we ceased amortizing goodwill with a net carrying value of $431.7 million as of January 1, 2002, including $12.6 million of acquired workforce intangibles previously classified as purchased intangible assets. (See Note 3 to the consolidated financial statements). Accordingly, there were no charges for the amortization of goodwill in 2002 and 2003.

Other intangibles, with a net book value of $463,000 at December 31, 2003, comprising non-compete agreements and purchased technology resulting from our merger with Siara Systems, Inc. (Siara) and the acquisitions of Abatis Systems Corporation (Abatis) and Merlin Systems Corporation (Merlin) continued to be amortized until we emerged from bankruptcy in January 2004. (See Note 3 and Note 8 to the consolidated financial statements).

Stock-Based Compensation.    Stock-based compensation increased $18.9 million in 2004 to $19.8 million from $949,000 in 2003. The increase in stock-based compensation expense in the current year is attributed to the deferred compensation charge totaling $28.2 million, which was recorded for stock options issued to employees on January 3, 2004. The deferred compensation is being amortized over the vesting period of the options under an accelerated method.

In the year ended December 31, 2003, stock-based compensation includes approximately $598,000 from the 2000 and 2001 assumption of stock options grants in connection with the Abatis and Merlin acquisitions and approximately $351,000 from stock option grants made below fair market value to certain key employees. In the year ended December 31, 2002, stock-based compensation primarily includes approximately $6.3 million from the 2000 and 2001 assumption of stock options grants in connection with the Abatis and Merlin acquisitions, our initial public offering and $2.0 million from stock option grants made below fair market value to certain key employees.

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

Other income (expense), net.    Interest and other income (expense) increased from expense of $16.5 million in 2003 to expense of $478.3 million in 2004, details as follows (in thousands):

	Year Ended December 31,
	2004	2003
Foreign currency loss, net	$(728)	$(1,609)
Release of restructuring liability upon termination of leases	71,164	—
Fresh-start reporting adjustments	(218,691)	—
Induced conversion charges	(335,809)	—
Interest income	427	1,725
Interest expense	(55)	(17,653)
Realized gain on sale of investments and other	5,383	988

Total interest and other income	$(478,309)	$(16,549)

Foreign currency loss in fiscal years 2004 was primarily attributable to the weakening of the US dollar against foreign currencies, primarily Euro and the British pound. The foreign currency loss in 2003 was due to loss on hedge ineffectiveness.

The Company recorded $483.3 million of the release of restructuring liability upon termination of leases, fresh-start reporting adjustments, and induced conversion charges in connection with the Company emergence from Chapter 11 bankruptcy on January 2, 2004 and the adoption of fresh-start reporting. (See Notes 2 and 3 in the Notes to the condensed consolidated financial statements for further discussion).

Interest income decreased in 2004 compared to 2003 since the Company maintained the cash balances in money market accounts during 2004, given that the Company emerged from bankruptcy on January 2, 2004. During 2003, the Company maintained some of the cash balances in CDs and other higher interest bearing securities.

Interest expense decreased from $17.7 million in 2003 to $55,000 in 2004, primarily due to cancellation of our outstanding Convertible Notes in accordance with the Plan and ceased accruing interest on the Convertible Notes upon filing bankruptcy in November 2003. Realized gain on sale of investments and other increased $4.4 million in 2004 from 2003, primarily due to a gain of $6.1 million on the sale of our equity investments in 2004 that were written off in a previous period while the Company had an approximately $0.8 million lease settlement during 2003. During 2004, the Company had other expense primarily related to bank and fees relating to our credit facilities.

On a forward-looking basis, we do not anticipate that there will be significant cash requirements for interest expense. We expect interest income to decrease as a result of the expected use of our cash to fund operations.

Provision for Income Taxes.    No provisions for income taxes have been recorded, as we have incurred net losses since inception. The realization of deferred tax assets is dependent on generating taxable income in the future. As a result of the losses incurred, we have determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, we have established a full valuation allowance.

Years Ended December 31, 2003 and 2002

Net Revenue.    Our net revenue decreased 14% to $107.5 million in 2003 from $125.6 million in 2002, which included a reduction in quarterly revenue from a high during 2002 of $40.6 million in the first quarter of 2002 to a low in 2003 of $22.2 million in the second quarter of 2003. The decrease from 2002 to 2003 was primarily a result of decreased product revenue. During 2003, our SMS revenue decrease 11% to $73.6 million and our SmartEdge revenue decrease 38% to $13.6 million. Substantially all the SMS revenue decline related to lower aggregate unit volumes of the SMS 1800, SMS 1000 and SMS 500 platforms. The decrease in SmartEdge revenue primarily resulted from a 36% decrease in our SmartEdge Transport revenue and a 40% decrease in our SmartEdge router revenue. Substantially all the product revenue decline related to lower aggregate unit volume sales of both SmartEdge and SMS products. Unit volume sales of our products declined 35% during the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease in unit volume sales was partially offset by the increase in our average selling prices. Service revenue remained constant year over year and was $21.7 million in 2003 compared to $22.0 million in 2002.

Cost of Revenue: Gross Profit.    Gross profit improved from 3% in 2002 to 50% in 2003, primarily as a result of lower charges for excess and obsolete inventory, product cost improvements, decrease in other manufacturing costs, and a reversal of a $4.0 million accrual for an engineering services contract that was canceled in the quarter ended September 30, 2003.

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

Selling, General and Administrative.    Our selling, general and administrative expenditures decreased 34% to $47.6 million for the year ended December 31, 2003 from $72.2 million in the prior year, and represented 44% and 57% of net revenue in the years ended December 31, 2003 and 2002, respectively. The decrease in our SG&A expense is primarily due to the decrease in selling and related expenses and salary and related costs consistent with the decrease in our SG&A headcount and a decrease in our sales-related travel expenditures consistent with decreased revenue.

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

As part of our Plan, we had restructured all of our facility leases in the United States. This resulted in the reversal of certain restructuring accruals net of deposits as of the effective date of the Plan on January 2, 2004. (See Note 3 to the consolidated financial statements).

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

During April 2003, we restructured our operations through a reduction in our workforce. The research and development functions were primarily affected by the reduction. The 42 affected employees received severance and other benefits pursuant to our benefits program. We recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The activities of our restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
2001 accruals	$7,922	$96,629	$104,551
Cash payments	(7,274)	(4,091)	(11,365)

Restructuring accrual at December 31, 2001	648	92,538	93,186
2002 accruals	3,621	—	3,621
Non-cash charges	—	(4,525)	(4,525)
Cash payments	(4,209)	(17,461)	(21,670)

Restructuring accrual at December 31, 2002	60	70,552	70,612
2003 accruals	883	16,297	17,180
Cash payments	(943)	(11,677)	(12,620)

Restructuring accrual at December 31, 2003	$—	$75,172	$75,172

The current and long-term portions of the restructuring related reserves are $13.2 million and $62.0 million, respectively. These amounts were being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively, and released upon emergence from bankruptcy in fresh start accounting on January 2, 2004.

Impairment of Goodwill and Amortization of Intangible Assets.    Amortization of intangible assets decreased from $1.1 million in 2002 to $166,000 in 2003 due primarily to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets on January 1, 2002. In accordance with SFAS No. 142 on January 1, 2002, we reclassified $12.6 million in workforce assets to goodwill, and we ceased amortizing the resulting goodwill balance of $431.7 million. Accordingly, there were no charges for the amortization of goodwill in 2002 and 2003.

Stock-Based Compensation.    Stock-based compensation decreased 89% to $949,000 in 2003 from $8.3 million in 2002. As previously discussed in the year ended December 31, 2003, stock-based compensation includes assumption of stock options grants in connection with the Abatis and Merlin acquisitions and stock option grants made below fair market value to certain key employees. In the year ended December 31, 2002, stock-based compensation primarily includes assumption of stock options grants in connection with the Abatis and Merlin acquisitions, our initial public offering and option grants made below fair market value to certain key employees. The decrease in stock-based compensation expense in the 2003 period can be attributed to lower expenses for the stock option grants in connection with Abatis and Merlin acquisitions, our accelerated amortization methodology, and the reductions in workforce.

Other Income (expense), net.    Other income (expense) include the following (in thousands):

	Years Ended December 31,
	2003	2002
Bond conversion	$—	$(2,695)
Foreign exchange gain (loss)	(1,609)	47
Loss on hedge ineffectiveness	—	(1,027)
Interest expense	(17,653)	(19,713)
Interest income	1,725	4,258
Other expense	988	(930)

Total interest and other income (expense), net	$(16,549)	$(20,060)

Interest and other income (expense) decreased from expense of $347,000 in 2002 to income of $1.1 million in 2003. In 2003 interest and other income, net includes interest income of $1.7 million, foreign exchange losses of $1.6 million, and other expense of $0.9 million. In 2002, interest and other income included a $2.7 million charge as required by SFAS No. 84, Induced Conversions of Convertible Debt, in connection with the retirement of $10.0 million aggregate principal of our convertible subordinated notes, or Convertible Notes, by issuing 3.6 million shares of our common stock valued at approximately $2.7 million. Also included in interest and other income was $1.0 million in loss on hedge ineffectiveness, which was recorded in connection with our interest rate swaps.

In May 2002, we entered into two interest rate swaps for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 40 basis points. In August 2002, we terminated our two interest rate swap agreements realizing cash proceeds of approximately $20.3 million, including a $17.4 million gain that was being amortized as an offset to interest expense over the remaining term of the Convertible Notes. We also entered into a new interest rate swap agreement for our Convertible Notes to change the interest characteristic of our fixed rate debt to a variable rate of 3-month LIBOR plus 145 basis points. In October 2002, we terminated this interest rate swap agreement realizing cash proceeds of approximately $5.1 million, including a $4.4 million gain that was being amortized as an offset to interest expense over the remaining term of the Convertible Notes. The gains were recorded within Convertible Notes on the balance sheet at December 31, 2003. We did not re-enter into a new swap agreement given the volatility in interest rates at the time. The remaining balance in interest and other income of $3.9 million was primarily comprised of $4.3 million in interest income from cash and equivalents, short-term investments and restricted cash and investments and $883,000 of other expense, net of foreign exchange gains. The Convertible Notes including deferred gains were cancelled on January 2, 2004 upon our emergence from Chapter 11 bankruptcy proceedings.

The change in interest income from $4.3 million in 2002 to $1.7 million in 2003 was due primarily to a decrease in interest rates and the decrease in our invested funds from $116.0 million at December 31, 2002 to $22.9 million in 2003. Interest expense decreased 10% to $17.7 million in 2003 from $19.7 million in 2002.

Interest expense resulted primarily from the issuance in March 2000 of our Convertible Notes. The decrease in interest expense from the prior year comparative period is due primarily to ceased accruing interest on the Convertible Notes upon filing bankruptcy in November 2003.

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

Allowance for doubtful accounts.    The allowance for doubtful accounts receivable is based on the aging of accounts receivable and our assessment of the collectibility of our aged receivables. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be adversely affected.

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

Stock-based Compensation.    We amortize the deferred stock compensation, upon our emergence from bankruptcy, over accelerated three years vesting period. The related compensation expense will fluctuate significantly from period to period based upon a number of factors including changes in quoted prices of our common stock and actual vesting, exercises, forfeitures and cancellations.

Legal Matters.    We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. Litigation that was commenced prior to or during the course of the bankruptcy was stayed once we entered bankruptcy and was handled pursuant to the Plan. In the event of any adverse decision in litigation with third parties that could arise in the future with respect to patents, other intellectual property rights relevant to our products and defective products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expand significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These charges may occur in any particular quarter resulting in variability in our operating results and an unplanned use of our cash resources.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2004 consisted of approximately $42.6 million in cash and cash equivalents. This was an increase of approximately $22.1 million compared to the balance as of December 31, 2003 of $20.5 million. The primary contributors to the increase were the sale of our Preferred Stock to TCV totaling approximately $30.0 million, proceeds from issuance of common stock of $4.3 million, sale of equity investments that were previously written off of $6.0 million and change in restricted cash of $0.5 million, offset by cash used in operating activities of $15.8 million, purchases of property and equipment for approximately $2.8 million, and payment on capital lease obligations and borrowings of approximately $0.3 million.

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

Cash used in operating activities was $15.8 million for the year ended December 31, 2004, compared to $74.3 million in the year ended December 31, 2003. Cash used in operating activities in the year ended

December 31, 2004 resulted primarily from our net loss before deemed dividend and accretion on preferred stock of $50.9 million, and a release of restructuring liability upon termination of leases of $71.2 million, gain on sale of equity investment of $6.0 million, offset by fresh start accounting adjustments of $218.7 million, an induced conversion charge of $335.8 million, depreciation of $10.3 million, amortization of intangibles of $10.6 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $1.9 million and stock compensation expense of $19.8 million. Cash used in operating activities in the year ended December 31, 2003 resulted primarily from our net loss of $118.8 and amortization of deferred swap gain of $3.8 million, payment of reorganization items consisting of professional fees of $14.2 million, offset by depreciation and amortization of $39.3 million, stock compensation expense of $949,000, impairment of property and equipment of $6.8 million, and working capital changes of approximately $15.1 million.

Our primary source of operating cash flow is the collection of accounts receivable arising from sales of products to our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. At December 31, 2004 and 2003, our days sales outstanding was 62 day and 40 days, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount and the geographic mix of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. Our days payable outstanding averaged approximately 130 days during 2004 and 2003. During 2003, our vendors were, in general, less willing to extend us favorable credit terms as a result of our impending bankruptcy proceedings. During 2004, we saw a decreasing resistance to conduct business with us on the part of our vendors as we continued our efforts to obtain favorable payment terms on our significant purchases. In the future, the timing of cash payments may be impacted by the timing and nature of credit arrangements we are able to obtain from our vendors.

Cash provided by investing activities was approximately $3.7 million for the year ended December 31, 2004, compared to $84.8 million in the year ended December 31, 2003. Cash provided by investing activities in the year ended December 31, 2004 was due primarily to proceeds from sale of investment of approximately $6.0 million and changes in restricted cash of approximately $478,000, offset by purchases of property and equipment of $2.8 million. Cash provided by investing activities in the year ended December 31, 2003 was due primarily to the net sale of investments of $65.5 million and changes in restricted cash of approximately $25.6 million, offset by purchases of property and equipment of $6.3 million

Cash provided by financing activities was $34.1 million for the year ended December 31, 2004, compared to cash used in financing activities of $13.0 million in the year ended December 31, 2003. Cash provided by financing activities in the year ended December 31, 2004 was primarily due to proceeds from the issuance of Preferred Stock of approximately $30.0 million, issuance of common stock of $4.3 million, and exercise of warrants of approximately $65,000, offset by principal payments on capital lease obligations and borrowings of approximately $335,000. Cash used in financing activities in the year ended December 31, 2003 was primarily due to proceeds from the issuance of common stock of $553,000 and proceeds from bank borrowings of $1.0 million, offset by principal payments on capital lease obligations and borrowings of $14.4 million.

In the fourth quarter of 2002, we entered into a line of credit with available borrowings of up to $30.0 million. The line of credit was collateralized by restricted cash of approximately 105% of the outstanding borrowings. Borrowings under this line of credit bore interest at an annual rate of the bank’s prime rate, which was at a minimum of 4.25%. We had $12.0 million outstanding under this line of credit at December 31, 2002. We repaid the $13 million outstanding under this line of credit in 2003 and terminated this facility in November 2003.

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred

Stock (Preferred Stock) and warrants to purchase 1,629,373 shares of our common stock at an exercise price of $5.00 per share. The warrants have a term of seven years. Each share of Preferred Stock is convertible into ten shares of the Company’s common stock subject to adjustment for certain events such as stock splits and dividends. In addition, the Preferred Stock will automatically convert into shares of common stock after one year if the common stock trades at a minimum price of $13.81 for 90 consecutive days. Preferred stockholders have the right to vote with the common stockholders at any annual or special meeting of stockholders of the company or the taking of any stockholder action by written consent and vote as a separate class to elect and remove a member of the board of directors. In the event of a sale, liquidation, or dissolution of the company, the holders of Preferred Stock are entitled to be paid in cash equal to the original price and all accrued or unpaid dividends. TCV is entitled to receive a cumulative dividend of 2% per annum payable semi-annually, either, in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principles Board Opinion No 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the preferred stock and the fair value of our common stock at the time of issuance of the preferred stock. The beneficial conversion feature resulted on a one-time deemed dividend to the holders of preferred stock of approximately $16.7 million in the first quarter of 2004.

On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank (the Bank) that will expire on June 30, 2005. On June 24, 2004, July 30, 2004, December 12, 2004 and March 11, 2005, we amended certain provisions of the $20.0 million asset based credit facility with the Bank. The agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be secured by substantially all of our assets. The line of credit is used to maintain a $8.0 million letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. If any amounts under the overadvance facility were outstanding, the Bank may demand that we either pay the amount of overadvance or permit the Bank to restrict the use of cash or securities on deposit with the Bank in an amount equal to the overadvance. We are required to meet certain financial covenants under the loan agreement including a minimum tangible net worth requirement; if the Company is not in compliance with the minimum tangible net worth requirement, the minimum tangible net worth is reset and the Company must maintain minimum cash balances of $7.0 million if the letter of credit is in place and $12.0 million if the overadvance facility is used. In certain cases the Company’s borrowings may be subject to a higher interest rate and payment of additional fees. The Bank, at its option, may also cease making advances or otherwise extending credit to us under this agreement upon the occurrence of a number of specified events, including material adverse changes as defined in the Agreement.

As of March 31, June 30, and December 31, 2004, we did not have any outstanding amounts under the overadvance facility. As of September 30, 2004, however, the Company had approximately $0.9 million borrowed under the overadvance facility which was subject to the overadvance repayment or restriction provision of the agreement due to a deficit in its eligible receivables to maintain the letter of credit with Jabil Ciruit Inc. As of December 31, 2004, our eligible receivables were $13.5 million and our total availability, net of the $8.0 million letter of credit, was $11.5 million. Our total availability included the $6 million overadvance and we were in compliance with the financial covenants under the loan agreement. As of December 31, 2004, no borrowings were outstanding under the facility.

On a forward-looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements through at least the next 12 months. However, within the next 12 months, we may be required to raise additional capital, or could elect to raise capital, if certain events occur, including, but not limited to:

•	We fail to meet our revenue or collection targets and continue to incur significant losses.

•	Our business increases significantly and we require additional working capital.

•	We believe it to be in our best interests to hold more working capital.

•	There is an unfavorable final outcome on the resolution of pending litigation.

•	There is an unfavorable final outcome on the resolution of disputed proof of claims relating to bankruptcy.

In the event that we are forced to raise additional capital, we may have to sell assets or undertake other transactions that may seriously harm our business and financial condition. Additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities could be dilutive to our stockholders.

If we continue to incur losses and negative cash flows during fiscal year 2005, it is likely we will need to raise additional funds in 2005 or 2006. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us.

In addition, we continue to have significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	2005-2006	After 2006	Total
Lease payments due on properties we occupy	$4	$2	$6
Accounts payable to contract manufacturers for inventory purchased	$9	$—	$9
Payments contracted for IT systems hosting	$2	$—	$2

In addition, we have purchase commitments with our contract manufacturer in the normal course of operations totaling $12.4 million as of December 31, 2004.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Accounting for Share-Based Payment, replacing SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25 for Accounting for Stock Issued to Employees. SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. Redback is required to adopt SFAS No. 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” under Note 2—Organization and Summary of Significant Accounting Policies, for the pro forma net loss and net loss per share amounts, for fiscal 2002 through fiscal 2004. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under SFAS NO. 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We do not expect SFAS 151 to have a material impact on our consolidated results of operations and financial condition.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2004, we maintained cash and cash equivalents of $42.6 million and had no outstanding capital lease.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

In 2001, we commenced using foreign exchange contracts to hedge significant intercompany account balances denominated in foreign currencies. Market value gains and losses on these hedge contracts are substantially offset by fluctuations in the underlying balances being hedged. At December 31, 2004 and 2003, our primary net foreign currency exposures were in Canadian dollars, Euros, Japanese Yen, and British pounds. At December 31, 2004, we held foreign exchange forward purchase contracts for Euros totaling $1.6 million. At December 31, 2003, we did not hold any foreign exchange contracts. The net financial impact of foreign exchange gains and losses are recorded in interest and other income and representing non-cash gains and losses based on transactions between parent and subsidiaries. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe; however, substantially all of our sales transactions are made in U.S. dollars. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of December 31, 2004 and 2003, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or statement of cash flows.

Item 8.    Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets at December 31, 2004, January 2, 2004, and December 31, 2003	50

Consolidated Statements of Operations for the period from January 3, 2004 through December 31, 2004, the period from January 1, 2004 through January 2, 2004, and the two years in the period ended December 31, 2003	51

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from January 3, 2004 through December 31, 2004, the period from January 1, 2004 through January 2, 2004, and the period ended December 31, 2003	52

Consolidated Statements of Cash Flows for the period from January 3, 2004 through December 31, 2004, the period from January 1, 2004 through January 2, 2004, and the two years in the period ended December 31, 2003	53

Notes to Consolidated Financial Statements	54

Financial Statement Schedules:

II—Valuation and Qualifying Accounts for each of three years in the period ended December 31, 2004	86

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the period from January 3, 2004 through December 31, 2004, the period from January 1, 2004 through January 2, 2004, and the year ended December 31, 2003	87

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Redback Networks Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Redback Networks Inc. and its subsidiaries (Predecessor Company) at December 31, 2003 and January 2, 2004 and the results of their operations and their cash flows for the period from January 1, 2004 to January 2, 2004, and for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on November 3, 2003 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Prepackaged Plan of Reorganization was substantially consummated on January 2, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 18, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Redback Networks Inc:

We have completed an integrated audit of Redback Networks Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Redback Networks Inc. (Successor Company) and its subsidiaries at December 31, 2004 and the results of their operations and their cash flows for the period from January 3, 2004 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed the Company’s Prepackaged Plan of Reorganization (the “Plan”) on December 22, 2003. Confirmation of the Plan resulted in the discharge of all claims against the Company that arose before November 11, 2003 and substantially alters all rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on January 2, 2004 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of January 2, 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 18, 2005

REDBACK NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Successor	Predecessor
	December 31, 2004	January 2, 2004	December 31, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$42,558	$20,519	$20,519
Restricted cash and investments	—	955	955
Accounts receivable, less allowances of $140, $0 and $1,987	21,892	12,529	12,529
Inventories	7,420	6,376	6,376
Other current assets	5,322	5,044	6,043

Total current assets	77,192	45,423	46,422
Property and equipment, net	16,583	19,952	28,149
Goodwill	145,083	147,657	431,742
Other intangible assets, net	66,285	76,900	463
Other assets	2,292	969	2,816

Total assets	$307,435	$290,901	$509,592

L I A B I L I T I E S, P R E F E R R E D S T O C K, A N D S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
Current liabilities:
Borrowings and capital lease obligations, current	$—	$335	$335
Accounts payable	17,258	19,285	19,285
Accrued liabilities	19,375	24,114	22,575
Deferred revenue	17,546	7,167	7,167

Total current liabilities	54,179	50,901	49,362
Other long-term liabilities	2,181	—	—

Total liabilities not subject to compromise	56,360	50,901	49,362
Liabilities subject to compromise (Note 6)	—	—	564,336

Total liabilities	56,360	50,901	613,698

Commitments and contingencies (Note 11)
Redeemable Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, 652 shares issued and outstanding	47,282	—	—

Stockholders’ equity (deficit):
Common stock: $0.0001 par value; 750,001, 750,000, and 750,000 shares authorized, respectively; 53,147, 183,009 and 183,009 shares issued and outstanding, respectively	277,169	240,000	5,376,547
Deferred stock-based compensation	(5,766)	—	(902)
Notes receivable from stockholders	—	—	(15)
Accumulated other comprehensive income (loss)	514	—	(26,096)
Accumulated deficit	(68,124)	—	(5,453,640)

Total stockholders’ equity (deficit)	203,793	240,000	(104,106)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$307,435	$290,901	$509,592

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor	Predecessor
	January 3 Through December 31, 2004	January 1 Through January 2, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Product revenue	$91,927	$—	$80,351	$91,410
Related party product revenue	—	—	5,409	12,190
Service revenue	23,642	—	21,723	22,029

Total revenue	115,569	—	107,483	125,629

Product cost of revenue (1)	40,241	—	38,270	93,886
Service cost of revenue (1)	8,689	—	12,223	16,542
Amortization	10,911	—	3,762	10,870

Total cost of revenue	59,841	—	54,255	121,298

Gross profit	55,728	—	53,228	4,331

Operating expenses:
Research and development (1)	48,476	—	65,741	85,982
Selling, general and administrative (1)	41,769	—	47,605	72,220
Reorganization items	1,553	—	—	—
Restructuring charges	—	—	23,494	3,621
Amortization of intangible assets	—	—	166	1,103
Stock-based compensation	19,816	—	949	8,269

Total operating expenses	111,614	—	137,955	171,195

Loss from operations	(55,886)	—	(84,727)	(166,864)

Other income (expense), net:
Interest and other income (expense), net	5,082	—	1,104	(347)
Interest expense	(55)	—	(17,653)	(19,713)
Release of restructuring liability upon termination of leases	—	71,164	—	—
Fresh-start adjustments	—	(218,691)	—	—
Induced conversion charge	—	(335,809)	—	—

Total other income (expense), net	5,027	(483,336)	(16,549)	(20,060)

Loss before reorganization items	(50,859)	(483,336)	(101,276)	(186,924)
Reorganization items	—	(1,539)	(17,573)	—

Net loss before deemed dividend and accretion on redeemable convertible preferred stock	(50,859)	(484,875)	(118,849)	(186,924)
Deemed dividend and accretion on redeemable convertible preferred stock	(17,265)	—	—	—

Net loss attributable to common stockholders	$(68,124)	$(484,875)	$(118,849)	$(186,924)

Net loss attributable to common stockholders per share-basic and diluted	$(1.30)	$(2.65)	$(0.65)	$(1.13)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	52,269	183,009	181,610	165,854

(1) Amounts exclude stock-based compensation as follows:

Cost of revenue	$1,390	$—	$—	$—
Research and development	8,130	—	471	4,632
Selling, general and administrative	10,296	—	478	3,637

Total	$19,816	$—	$949	$8,269

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Deferred Stock-based Compensation	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Total Comprehensive Loss
	Shares	Amount
Predecessor Company Balance at December 31, 2001	157,983	$5,324,293	$(13,465)	$(150)	$(25,274)	$(5,147,867)	$137,537
Issuance of common stock under stock plans	2,965	3,716	—	—	—	—	3,716
Issuance of common stock for warrants	191	—	—	—	—	—	—
Issuance of common stock to Nokia	17,723	38,722	—	—	—	—	38,722
Issuance of common stock for convertible notes	3,599	12,695	—	—	—	—	12,695
Repurchase of common stock	(475)	(236)	—	—	—	—	(236)
Deferred stock-based compensation	—	(3,027)	3,043	—	—	—	16
Amortization of deferred stock-based compensation	—	—	8,577	—	—	—	8,577
Payment received on notes receivable from stockholders	—	—	—	103	—	—	103
Unrealized losses on investments	—	—	—	—	(404)	—	(404)	$(404)
Cumulative translation adjustment	—	—	—	—	(339)	—	(339)	(339)
Net loss	—	—	—	—	—	(186,924)	(186,924)	(186,924)

Comprehensive loss								$(187,667)

Predecessor Company Balance at December 31, 2002	181,986	5,376,163	(1,845)	(47)	(26,017)	(5,334,791)	13,463
Issuance of common stock under stock plans	1,378	553	—	—	—	—	553
Repurchase of common stock	(355)	(161)	—	—	—	—	(161)
Deferred stock-based compensation	—	(8)	14	—	—	—	6
Amortization of deferred stock-based compensation	—	—	929	—	—	—	929
Payment received on notes receivable from stockholders	—	—	—	32	—	—	32
Cumulative translation adjustment	—	—	—	—	(79)	—	(79)	$(79)
Net loss	—	—	—	—	—	(118,849)	(118,849)	(118,849)

Comprehensive loss								$(118,928)

Predecessor Company Balance at December 31, 2003	183,009	5,376,547	(902)	(15)	(26,096)	(5,453,640)	(104,106)
Equity fresh-start adjustments on emergence from bankruptcy	132,985	(5,136,547)	902	15	26,096	5,453,640	344,106

Successor Company Balance at January 3, 2004	50,024	240,000	—	—	—	—	240,000
Issuance of stock to vendors	2,109	7,198	—	—	—	—	7,198
Issuance of common stock under employee stock purchase plan	581	2,419	—	—	—	—	2,419
Exercise of stock options by employees	415	1,905	—	—	—	—	1,905
Issuance of restricted shares	8	—	—	—	—	—	—
Issuance of warrants	10	65	—	—	—	—	65
Deferred stock-based compensation, net of reversal	—	25,582	(25,582)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	19,816		—	—	19,816
Unrealized loss on investments	—	—	—	—	59	—	59	$59
Cumulative translation adjustment	—	—	—	—	455	—	455	455
Net loss attributable to common stockholders	—	—	—	—	—	(68,124)	(68,124)	(68,124)

Comprehensive loss								$(67,610)

Balance at December 31, 2004	53,147	$277,169	$(5,766)	$—	$514	$(68,124)	$203,793

The accompanying notes are an integral part of these consolidated statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	January 3 Through December 31, 2004	January 1 Through January 2, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net loss before deemed dividend and accretion on redeemable convertible preferred stock	$(50,859)	$(484,875)	$(118,849)	$(186,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of restructuring liability upon termination of leases	—	(71,164)	—	—
Fresh-start accounting adjustments	—	218,691	—	—
Induced conversion charge	—	335,809	—	—
Depreciation	10,271	—	35,390	46,783
Amortization of other intangible assets	10,609	—	3,930	11,975
Amortization of the fair value of warrants	1,920	—	—	—
Non-cash charges related to Convertible Notes	—	—	—	1,015
Loss on disposal of property and equipment	20	—	—	—
Amortization of deferred swap gain	—	—	(3,771)	—
Impairment of minority investments	—	—	336	—
Stock-based compensation	19,816	—	949	8,269
Gain on sale of equity investments	(6,028)	—	—	—
Impairment of property and equipment	—	—	6,785	—
Changes in assets and liabilities:
Accounts receivable, net	(7,402)	—	(4,783)	27,178
Inventories	(4,300)	—	(113)	48,777
Other assets	2,639	—	7,007	16,528
Accounts payable	(2,027)	—	2,488	(24,848)
Accrued liabilities	(2,973)	1,539	1,111	(37,425)
Deferred revenue	10,379	—	(1,017)	(1,355)
Other long-term liabilities	2,181	—	8,516	(18,460)
Liabilities subject to compromise	—	—	1,904	—

Net cash used in operating activities before reorganization items	(15,754)	—	(60,117)	(108,487)
Reorganization items	—	—	(14,186)	—

Net cash used in operating activities	(15,754)	—	(74,303)	(108,487)

Cash flows from investing activities:
Purchases of property and equipment	(2,783)	—	(6,321)	(13,531)
Purchases of short-term investments	—	—	(7,476)	(13,721)
Proceeds from sales of short-term investments	—	—	73,019	15,240
Proceeds from sales of equity investments	6,028	—	—	—
Changes in restricted cash, net	478	—	25,590	19,972

Net cash provided by investing activities	3,723	—	84,812	7,960

Cash flows from financing activities:
Proceeds from issuance of common stock	4,324	—	553	37,774
Proceeds from repurchases of common stock	—	—	(161)	—
Proceeds from issuance of redeemable convertible preferred stock	30,016	—	—	—
Proceeds from exercise of warrants	65	—	—	—
Principal payments on capital lease obligations and borrowings	(335)	—	(14,409)	(1,716)
Proceeds from stockholder notes receivable	—	—	32	103
Proceeds from interest rate swaps, net	—	—	—	21,719
Proceeds from bank borrowings, net	—	—	1,000	—

Net cash provided by (used in) financing activities	34,070	—	(12,985)	57,880

Net increase (decrease) in cash and cash equivalents	22,039	—	(2,476)	(42,647)
Cash and cash equivalents at beginning of period	20,519	20,519	22,995	65,642

Cash and cash equivalents at end of period	$42,558	$20,519	$20,519	22,995

Supplemental cash flow information:
Cash paid for interest	$55	$—	$12,127	$24,110

Supplemental non-cash investing and financing activity:
Conversion of Convertible Notes to Common Stock	$—	$—	$—	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Company:

Redback Networks Inc., was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment. Redback’s products enable carriers and service providers to build next generation broadband networks that can deliver high-speed access and services to consumers and businesses. Redback’s SmartEdge router and Service Gateway platforms combine subscriber management systems and edge routing and, in conjunction with the NetOp™ Element and Policy Manager platform, provide an infrastructure for managing both subscribers and value-added services. These product families are designed to enable our customers to create regional and national networks that support major broadband access technologies, as well as new services such as video that these high-speed connections enable. Redback Networks maintains a growing and global customer base of more than 500 carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

Liquidity

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company (Successor) has funded its operations largely through the issuance of equity securities and cash collected from operations. During the period from January 3 through December 31, 2004, the Company incurred a loss from operations of $55.9 million and negative cash flows from operations of $15.8 million. Management expects operating losses to continue for at least the next 6 to 12 months. Management believes that its current cash and cash equivalent balances of $42.6 million are sufficient to fund the Company’s operating and capital requirements through at least the next 12 months. However, if the Company does not generate sufficient revenues, raise additional capital, or reduce discretionary spending, there could be a material adverse effect on the Company’s ability to achieve its intended longer-term business objectives. In addition, revenue generated from the sale of its products and services may not increase to a level that exceeds its operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company may continue to incur negative cash flow from operations.

Emergence from Chapter 11 and the Plan of Reorganization

On November 3, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. The petition was filed with the United States bankruptcy court for the District of Delaware and the Company submitted with the petition a prepackaged plan of reorganization (the Plan). The petition was filed solely with respect to the Company and did not include any of its subsidiaries.

The Plan was confirmed by the bankruptcy court on December 22, 2003 and provided for, among other things:

•	the cancellation of all of the Company’s outstanding Convertible Notes due in 2007 (referred to in this annual report as the Convertible Notes), in exchange for shares of the Company’s common stock;

•	the issuance of warrants exercisable for the Company’s common stock to the Company’s stockholders;

•	an approximate 73 to 1 reverse stock split of shares of the Company’s common stock; and

•	an increase in the number of shares reserved for issuance under the Company’s 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan;

•	the rejection of the Company’s domestic leases; and

•	the cancellation of all existing stock options and warrants.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has received approval from the bankruptcy court to pay or otherwise honor certain of its pre-petition obligations as set forth in the relevant orders, which include the claims of specific trade creditors to a specified amount and employee wages and benefits in the ordinary course of business.

On January 2, 2004, the Company emerged from bankruptcy pursuant to the terms of the Plan.

As part of the Plan, the Company issued to the stockholders prior to the effectiveness of the Plan warrants exercisable for approximately 2.6 million shares of the Company’s common stock at an exercise price of $5.00 per share and warrants exercisable for approximately 2.8 million shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants have an exercise period of 7 years. The fair value of the warrants, which was recorded as an additional induced conversion charge in the statement of operations for the period from January 1, 2004 through January 2, 2004, was $21.6 million as determined by the Company, using established valuation techniques, including a valuation performed by an independent third party.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 84, Induced Conversions of Convertible Debt, an amendment of Accounting Principles Board Opinion No. 26, the Company is required to recognize an expense equal to the fair value of all securities or the reconsideration transferred to the holders of Convertible Notes in the Plan in excess of the fair value of securities issuable pursuant to the original conversion terms. In accordance with the original conversion terms of the Convertible Notes, the fair value of common stock issuable upon conversion was approximately $221,000 as of January 2, 2004, including an estimated entity valuation of $420.0 million, as compared to the fair value of common stock issued under the Plan of approximately $314.4 million, resulting in an induced conversion charge of approximately $314.2 million recorded in the statement of operations for the period from January 1, 2004 through January 2, 2004. The Company has used an estimated entity value of $420.0 million as the basis for determining the fair value of common stock issuable upon the exchange of notes, as determined through established valuation techniques and based on valuations performed by an independent third party.

As of December 31, 2003, the Company operated its business as a debtor-in-possession. Interest expense on the Company’s Convertible Notes was recorded up to the petition date. The Company did not make its interest payment on its Convertible Notes that was due on October 1, 2003. Under the terms of the indenture governing the pre-petition Convertible Notes, or the Indenture, the continued failure to pay interest constituted an event of default as of October 31, 2003. Accordingly, the consolidated balance sheet as of December 31, 2003 reflects the classification of the Convertible Notes in liabilities subject to compromise. Pursuant to the Company’s Plan, on the effective date of the Plan, which was January 2, 2004, holders of the Convertible Note received an aggregate of 47,500,000 shares of common stock of the Company in exchange for all outstanding indebtedness represented by the Convertible Notes, including the accrued and unpaid interest.

On November 12, 2003, the Company executed a definitive agreement to obtain a debtor-in-possession revolving credit facility, or the DIP facility, with Abelco Finance LLC for up to an amount of $25 million. The DIP facility had a term of one year and bore interest at JPMorgan Chase Bank’s prime rate plus 3.5%. On November 5, 2003, the bankruptcy court issued an interim approval of the DIP facility, which allowed the Company to draw on the DIP facility in an amount not to exceed $ 15.7 million. On November 12, 2003, the Company’s existing cash collateralized letter of credit was treated as issued under the Company’s DIP facility, and the cash collateral that had been securing that letter of credit was released to the Company. As a result, the cash that previously collateralized the letter of credit was no longer restricted. On December 17, 2003, the bankruptcy court issued final approval of the DIP facility that allowed the Company to draw down on the remaining $9.3 million, if necessary, and as permitted under the DIP facility. The DIP facility was secured by substantially all of the assets of the Company and was subject to restrictive covenants and reporting

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements. The Company did not draw down on the remaining $9.3 million and the DIP facility was terminated upon the Company’s exit from bankruptcy on January 2, 2004. As of December 31, 2003, the Company was in compliance with the covenants of this facility.

Note 2.    Organization and Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying audited consolidated financial statements after elimination of all intercompany accounts and transactions, was prepared in conformity with Generally Accepted Accounting Principles (GAAP). Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company (Successor Company) adopted “fresh start” reporting as defined in Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants (AICPA). In accordance with “fresh start” reporting, the reorganization value of the Company was allocated to the emerging entity’s specific tangible and identified intangible assets. Excess reorganization value after this allocation, was reported as “reorganization value in excess of amounts allocable to identifiable assets” (goodwill). As a result of the adoption of such “fresh start” reporting, the Company’s post-emergence financial statements of the successor Company will not be comparable with its pre-emergence financial statements of the Company prior to its emergence from bankruptcy (Predecessor Company), including the historical financial statements included in this annual report. (See Note 3 to the consolidated financial statements for further discussion).

The Company incurred reorganization costs for the period from January 3, 2004 through December 31, 2004, the period from January 1, 2004 through January 2, 2004 and the year ended December 31, 2003, of $1.6 million, $1.5 million and $17.6 million, respectively. Reorganization costs included fees to professionals related to the Company’s financial restructuring, including Chapter 11 bankruptcy proceedings. Interest expense on the Company’s Convertible Notes has been recorded to the petition date. Such interest expense was not recorded subsequent to that date because it will not be paid and it was not an allowed claim under the Plan. The difference between the recorded interest expense and the contractual interest expense is approximately $3.9 million for the period from November 3, 2003 to December 31, 2003.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Significant estimates made in preparing these consolidated financial statements include restructuring reserves, allowances for doubtful accounts receivable and sales returns, warranty reserves, asset and investment impairments, net realizable value for inventories, and income tax valuation allowances. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the financial statements of Redback and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Revenue recognition

Product sales are recognized as revenue, generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. For transactions that require the Company to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Maintenance contract revenue is recognized ratably over the period of the contract, which is usually one year. A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected. Sales to resellers are generally recognized upon shipment.

Warranty reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty in the fiscal years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

Warranty Reserves
Balance at December 31, 2002 (Predecessor)	$2,304
Charges to costs and expenses	1,374
Warranty expenditures	(1,556)

Balance at December 31, 2003 (Predecessor)	2,122
Charges to costs and expenses	—
Warranty expenditures	—

Balance at January 2, 2004 (Predecessor)	2,122
Charges to costs and expenses	—
Warranty expenditures	(100)

Balance at December 30, 2004 (Successor)	$2,022

Derivative financial instruments

During 2004, 2003 and 2002, the Company purchased foreign exchange contracts to hedge its future cash outflows to its subsidiaries. The outstanding forward contracts are revalued at balance sheet date and the changes

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in fair value market are recorded in the balance sheet. Market value gains and losses on these hedge contracts are substantially offset by losses and gains on the underlying balance being hedged. The net financial impacts of foreign exchange gains and losses are recorded in interest and other income and have not been material in any of the periods presented. At December 31, 2004, the Company held net foreign currency forward contracts, with an aggregate notional value of approximately $1.6 million to mitigate future payments in Euros. There were no foreign currency forward contracts held at December 31, 2003. At December 31, 2002, the Company held net foreign currency forward contracts to sell Canadian dollars, with an aggregate notional value of approximately $704,000. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

The Company’s terminated interest rate swaps during 2002, see in Note 10 to the consolidated financial statements for further discussion.

Cash equivalents and investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments in debt securities, including those maturing in greater than 12 months, are classified as short-term investments given the Company’s active portfolio management strategies. Cash equivalents at December 31, 2004 and 2003 include money-market accounts and commercial paper totaling $42.6 million and $20.5 million, respectively. In addition, the Company held foreign currencies in EURO and British Pound Sterling at the end of December 31, 2004 in the amount equivalent to $1.1 million.

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

The Company did not hold any investments at December 31, 2004 or December 31, 2003. However, during the year ended December 31, 2004, the Company recorded a realized gain of $6.0 million on sale of an equity investment previously impaired. During the year ended December 31, 2003, the Company recorded an impairment charge on the remaining investments of $0.3 million bringing the investment balance to zero at December 31, 2003.

Restricted cash

As of December 31, 2004, the Company had no cash and investments legally restricted as to withdrawal. As of December 31, 2003, short-term restricted cash of approximately $1.0 million, include balances legally restricted as to withdrawal. As of December 31, 2003, the balance comprises restricted deposits for professional services. As of December 31, 2003, the Company had approximately $1.4 million in long-term cash related to facility leases classified within liabilities subject to compromise. (See further discussion in Note 6 to the consolidated financial statements).

Concentration of risk, foreign operations and significant customers

Financial instruments, which potentially subject the Company to concentrations of credit risks consist principally of cash and cash equivalents, restricted cash and investments and accounts receivable. The Company

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

places its investments with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located globally. Sales to foreign customers for the years ended December 31, 2004, 2003 and 2002 were denominated in U.S. dollars and accounted for 66%, 62% and 50%, respectively, of total net revenue. Product sales to customers in France and Taiwan were 12% and 10%, respectively, of total revenue in 2004. Product sales to customers in the United Kingdom and France were 12% and 11%, respectively, of total revenue in 2003. Product sales to customers in Japan represented 10% of the Company’s total revenue in 2002. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the aging of accounts receivable and its assessment of the collectibility of its aged receivables.

During the year ended December 31, 2004, one customer accounted for 18% of the Company’s revenue. During the year ended December 31, 2003, two customers accounted for 16% and 11%, of the Company’s revenue. During the year ended December 31, 2002, four customers accounted for 13%, 10%, 10% and 10%, of the Company’s revenue. At December 31, 2004, five customers accounted for 14%, 14%, 11%, 11%, and 10% of the Company’s total gross accounts receivables. At December 31, 2003, four customers accounted for 16%, 14%, 13%, and 11% of total gross accounts receivables.

The Company currently uses a third-party manufacturer to assemble its products, and certain key components are obtained from single or limited sources of supply.

Fair value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities. The fair value of the Company’s 5% Convertible Notes approximate $316 million based on quoted market prices as of December 31, 2003. Other borrowings approximate their fair values given their market rates of interest and maturity schedules. The Company does not hold or issue financial instruments for trading purposes. The Convertible Notes were cancelled on January 2, 2004 upon the Company’s emergence from Chapter 11 bankruptcy proceedings. (See discussion in Note 1 to the consolidated financial statements).

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

Goodwill and intangible assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired, such as a significant adverse change in legal factors or in the

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business climate, an adverse assessment or action by a regulator, unanticipated competition, a loss of key personnel, or the testing for recoverability under SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets, of a significant asset group. SFAS No. 142 also requires intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite.

Intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally five to nine years.

Long-lived assets

The Company currently evaluates its long-lived assets in accordance with the provisions of SFAS No. 144. The Company also performs goodwill impairment tests on an annual basis and between annual tests in certain circumstances. The Company also reviews its other long-lived assets, including property and equipment and other identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. If there is a significant decrease in the Company’s business in the future, the Company may be required to record impairment charges in the future.

Redeemable Convertible Preferred Stock

In January 2004, the Company issued and sold to TCV IV, L.P. and TCV IV Strategic Partners L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock (Preferred Stock) and warrants to purchase 1,629,373 shares of our common stock at an exercise price of $5.00 per share. The carrying value of the redeemable convertible preferred stock is adjusted by quarterly accretions for dividends payable, so that the carrying amount will equal the redemption amount at the earliest redemption date. These adjustments will be effected through charges against accumulated deficit. For the period from January 3 through December 31, 2004, the Company recorded $0.6 million for the 2% accumulated quarterly accretions.

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss attributable to common stockholders and basic and diluted net loss attributable to common stockholders per share as if the fair value based method had been applied to all awards. For the period January 3 through December 31, 2004, the period January 1 through January 2, 2004, and the years ended December 31, 2003 and 2002, had compensation cost been determined

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands):

	Successor January 3 through December 31, 2004	Predecessor January 1 Through January 2, 2004	Predecessor Year Ended December 31, 2003	Predecessor Year Ended December 31, 2002
Net loss attributable to common stockholders:
As reported	$(68,124)	$(484,875)	$(118,849)	$(186,924)
Add: Stock-based compensation expense included in reported net loss	19,816	—	949	8,269
Deduct: Stock-based compensation expense determined under the fair value based method for all awards (1)	(27,498)	—	(16,713)	(56,741)

Pro forma	$(75,806)	$(484,875)	$(134,613)	$(235,396)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(1.30)	$(2.65)	$(0.65)	$(1.13)

Pro forma	$(1.45)	$(2.65)	$(0.74)	$(1.42)

(1)	Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to pro forma stock option expense.

The option valuation models used to estimate the fair value of options under FAS 123 were developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options and employee stock purchases have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or employee stock purchases. Proforma information regarding net loss is required by FAS 123, which requires that the information be determined as if the Company has accounted for its employee stock awards under the fair value method of FAS 123. Because additional stock options are expected to be granted each year, the proforma disclosures are not representative of proforma effects on reported financial results for future years. The fair value of the options granted in all periods were estimated using the Black-Scholes method, with the following weighted average assumptions.

	Employee Stock Option Plans Year Ended December 31,
	2004	2003	2002
Expected life (years)	2.0	3.0	3.0
Risk free interest rate	2%	2%	2%
Expected volatility	79%	153%	151%
Dividend yield	—	—	—

	Employee Stock Purchase Plans Year Ended December 31,
	2004	2003	2002
Expected life (years)	1.0	2.0	2.0
Risk free interest rate	2%	2%	2%
Expected volatility	79%	148%	147%
Dividend yield	—	—	—

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The lower expected life for the employee stock option plans in 2004 was a result of a large January 2004 grant to employees which had accelerated vesting and a 3 year vesting schedule.

For the years ended December 31, 2003 and 2002, the stock compensation expense amounts have been adjusted to reflect lower calculated fair values for employee stock options and employee stock purchases. The adjustments resulted in a decrease of $8.3 million ($0.05 per share) in the proforma net loss for the year ended December 31, 2003 and a decrease of $7.7 million ($0.05 per share) in the proforma net loss for the year ended December 31, 2002. These adjustments were required as the Company’s estimate of the fair value of employee stock options was incorrectly based on a higher expected life rather than the three year expected life intended by management.

For the interim periods during fiscal 2004, the revised stock-based compensation expense did not have a material impact on the pro forma loss per share.

These revisions were required as the Company’s estimates of fair values for the interim periods during 2004 were incorrect based on certain assumptions regarding terms, market value and volatility.

As described in Note 1 and 3 to the consolidated financial statements, all of the outstanding stock options as of December 31, 2003 were cancelled on January 2, 2004 in connection with the Company’s exit from bankruptcy.

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

Comprehensive income (loss)

Comprehensive income (loss) includes the Company’s net losses and other changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss) consists of net unrealized gains (losses) on investments and the cumulative translation adjustment. At December 31, 2004 and 2003, cumulative translation adjustment was $455,000 and $(26.1) million, respectively. The unrealized gains on investments were $59,000 and $936,000, in 2004 and 2003, respectively.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss per share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousand, except per share amounts):

	Successor January 3 through December 31, 2004	Predecessor Year Ended December 31, 2003	Predecessor Year Ended December 31, 2002
Numerator:
Net loss	$(68,124)	$(118,849)	$(186,924)

Denominator:
Weighted average common shares outstanding	52,269	182,650	170,225
Weighted average unvested common shares subject to repurchase	—	(1,040)	(4,371)

Denominator for basic and diluted calculations	52,269	181,610	165,854

Loss per basic and diluted share	$(1.30)	$(0.65)	$(1.13)

As described in Note 1 to the consolidated financial statements, all of the outstanding stock options as of December 31, 2003 were cancelled on January 2, 2004 in connection with the Company’s exit from bankruptcy.

The following equity instruments have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Successor January 3 through December 31, 2004	Predecessor Year Ended December 31, 2003	Predecessor Year Ended December 31, 2002
Options to purchase common stock at average exercise price of $4.72, $0.32 and $1.40 per share, respectively	8,984	28,883	31,795
Common stock issuable upon conversion of promissory notes at conversion price of $190.73 per share	—	2,451	2,504
Series B Convertible Preferred Stock (at one for ten ratio)	6,517	—	—
Warrants to purchase common stock at exercise price of $4.34 per share	—	136	136
Warrants to purchase common stock at exercise price of $5.00 per share	4,932	—	—
Warrants to purchase common stock at exercise price of $9.50 per share	3,444	—	—

Total	23,877	31,470	34,435

Additionally, warrants issued on May 21, 2002 to Nokia to purchase approximately 14.2 million shares of common stock have also been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. These warrants were terminated on August 5, 2003. (See further discussion in Note 7 to the consolidated financial statements).

Foreign currency translation

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. For the years ended December 31, 2004, 2003 and 2002, the Company recorded net foreign currency transaction gains (losses) of $(728,000), $(1.6) million and $47,000, respectively, in other expense, net, primarily due to intercompany payables and receivables resulting from transactions between parent and subsidiaries.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, Accounting for Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. Redback is required to adopt SFAS No. 123R in the third quarter of fiscal 2005. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FAS 123R. Compensation expense calculated under FAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We do not expect SFAS 151 to have a material impact on our consolidated results of operations and financial condition.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the adoption of fresh-start reporting, the Company’s post-emergence Successor Company consolidated financial statements are not comparable with its pre-emergence Predecessor Company consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the Company’s emergence from the Chapter 11 bankruptcy proceedings and the adoption of fresh-start reporting resulted in the following adjustments to the Company’s consolidated balance sheet as of January 2, 2004 (in thousands):

	Predecessor January 2, 2004	Reorganization and Fresh-Start Reporting adjustments		Successor January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,519	$—		$20,519
Restricted cash and investments	955	—		955
Accounts receivable, net	12,529	—		12,529
Inventories	6,376	—		6,376
Other current assets	6,043	(999	)(B)	5,044

Total current assets	46,422	(999)		45,423
Property and equipment, net	28,149	(8,197	)(B)	19,952
Goodwill	431,742	(431,742	)(B)	—
Reorganization value in excess of amounts allocable to identifiable assets	—	147,657	(B)	147,657
Other intangible assets, net	463	(463	)(B)
		58,300	(B)	76,900
		18,600	(B)
Other assets	2,816	(1,847	)(B)	969

Total assets	$509,592	$(218,691)		$290,901

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$335	$—		$335
Accounts payable	19,285	—		19,285
Accrued liabilities	22,575	1,539	(C)	24,114
Deferred revenue	7,167	—		7,167

Total current liabilities	49,362	1,539		50,901

Total liabilities not subject to compromise	49,362	1,539		50,901
Liabilities subject to compromise	564,336	(2,257	)(B)	—
		(490,915	)(D)
		(71,164	)(A)

Total liabilities	613,698	(562,797)		50,901
Stockholders’ equity (deficit):
Common stock	5,376,547	(5,963,271	)(B)	240,000
		490,915	(D)
		335,809	(E)
Deferred stock-based compensation	(902)	902	(B)	—
Notes receivable from stockholders	(15)	15	(B)	—
Accumulated other comprehensive loss	(26,096)	26,096	(B)	—
Accumulated deficit	(5,453,640)	71,164	(A)	—
		5,719,824	(B)
		(1,539	)(C)
		(335,809	)(E)

Total stockholders’ equity (deficit):	(104,106)	344,106		240,000

Total liabilities and stockholders’ equity (deficit)	$509,592	$(218,691)		$290,901

(A)	To reflect a reduction of lease deposits of $8.1 million, reversal of operating lease-related restructuring charges of $75.2 million, and a reversal of deferred rent and other lease related liabilities of $4.1 million.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(B)	To reflect the recast of the Company’s balance sheet using current fair market values under fresh-start accounting. This recasted balance sheet is based on the equity value of $240.0 million, combined with additional assumptions regarding fair values of property and equipment, additional liabilities associated with the bankruptcy proceedings, reduction of lease liabilities, and the recording of identifiable intangible assets (core technology and product technology) determined through established valuation techniques and based on valuations performed by an independent third party (in thousands):

Predecessor January 2, 2004
Current assets	$45,423
Property and equipment	19,952
Reorganization value in excess of amounts allocable to identifiable assets (goodwill)	147,657
Core technology	58,300
Product technology	18,600
Other assets	969
Current liabilities	(50,901)

Stockholder’s equity	$240,000

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Restructuring Charges

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

Consolidation of facilities.    During June 2003, the Company recorded a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. This estimate was based upon current comparable market rates for leases and anticipated dates that these properties are subleased. In addition, the Company recorded a charge for the write-off of leasehold improvements related to this facility of $6.3 million.

Workforce reductions.    During April 2003, the Company restructured its operations through a reduction in its workforce. The research and development functions were primarily affected by the reduction. The 42 affected employees received severance and other benefits pursuant to the Company’s benefits program. The Company recorded a charge of $0.9 million for termination benefits and other related costs in the second quarter of 2003 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (AFAS No. 146).

The activities of the Company’s restructuring reserves are summarized as follows (in thousands):

	Workforce Reductions	Consolidation of Excess Facilities	Total
Restructuring accrual at December 31, 2001	$648	$92,538	$93,186
2002 accruals	3,621	—	3,621
Non-cash charges	—	(4,525)	(4,525)
Cash payments	(4,209)	(17,461)	(21,670)

Restructuring accrual at December 31, 2002	60	70,552	70,612
2003 accruals	883	16,297	17,180
Cash payments	(943)	(11,677)	(12,620)

Restructuring accrual at December 31, 2003	$—	$75,172	$75,172

The current and long-term portions of the restructuring related reserves at December 31, 2003 were $13.2 million and $62.0 million, respectively. These amounts are being included on the balance sheet within accrued liabilities and other long-term liabilities, respectively.

Note 5.    Balance Sheet Components:

Cash and cash equivalents at December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Money Market Accounts	$26,966	$19,138
Non interest bearing checking accounts	15,592	1,381

Total	$42,558	$20,519

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains and realized losses on investments in 2004, 2003 and 2002 are not material.

Other significant balance sheet components (in thousands):

	December 31,
	2004	2003
Inventories
Raw materials and work in process	$1,419	$1,678
Finished assemblies	6,001	4,698

	$7,420	$6,376

Property and equipment, net
Machinery and computer equipment	$15,919	$89,810
Software	3,879	23,382
Leasehold improvements	4,378	8,637
Spares	3,443	11,394
Furniture and fixtures	1,173	4,727

	28,792	137,950
Less: Accumulated depreciation and amortization	(12,209)	(109,801)

	$16,583	$28,149

Other assets
Fair value of lease related warrants, net	$1,596	$—
Deposits and other	696	2,816

	$2,292	$2,816

Accrued liabilities
Accrued compensation	$3,861	$5,303
Accrued inventory related commitments	2,077	2,283
Accrued warranty allowance	2,022	2,122
Accrued sales return allowance	4,801	4,935
Other	6,614	7,932

	$19,375	$22,575

Other long-term liabilities
Accrued tax liability	$2,072	$—
Other	109	—

	$2,181	$—

Property and equipment includes $2.1 million of computer equipment, internal-use software and furniture and fixtures under capital leases at December 31, 2003. Accumulated amortization of assets under capital leases totaled $1.3 million at December 31, 2003. The Company had no capital leases at the end of December 31, 2004.

During 2002, the Company determined that based on the current business outlook and the downsizing effort that was undertaken, primarily related to the intelligent transport market, the useful lives of certain of its assets should be adjusted and additional inventory reserves should be recorded. The Company recorded approximately $6.4 million of additional depreciation expense for fixed assets that were abandoned, approximately $2.4 million for the write-off of other assets, and approximately $34.4 million of additional inventory reserves due to further

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deterioration in its demand outlook. During 2003, the Company recorded additional inventory reserves of approximately $914,000 due to further deterioration in its demand outlook. During 2004, the Company recorded inventory reserves of approximately $1.3 million due to further deterioration in its demand outlook as a result of our transition from SMS products transition to SE products.

Note 6.    Liabilities subject to compromise:

Liabilities included in the consolidated balance sheet at December 31, 2003, which were subject to compromise under the terms of the Plan, are summarized as follows (in thousands):

Convertible Note claim	$490,915
Restructuring lease claims	71,164
General unsecured claims	2,257

Total liabilities subject to compromise	$564,336

In accordance with SOP 90-7, a significant portion of the Company’s outstanding debt, related accrued interest, lease restructuring accruals, and pre-petition accounts payable are classified as liabilities subject to compromise at December 31, 2003. Comparable items in the prior year have not been reclassified to the presentation required by SOP 90-7. See below for a complete description of liabilities subject to compromise. As a result of the Plan becoming effective January 2, 2004, these liabilities have been eliminated as of January 2, 2004, resulting in a release of restructuring liability upon termination of leases of $71.2 million during the period from January 1, 2004 through January 2, 2004. (See Note 3 of the Notes to the consolidated financial statements for further discussion).

Convertible Note claim

This reflects the outstanding balance of the Convertible Notes, that were scheduled to mature in 2007 and the related accrued interest and deferred financing costs. The Convertible Notes were issued in March 2000. The Convertible Notes were governed by an indenture, dated as of March 29, 2000, as amended by a first supplemental indenture, dated May 8, 2001. The Convertible Notes were subordinated to all existing and future senior debt and effectively to all indebtedness and other liabilities of the Company’s subsidiaries. The Convertible Notes were convertible into shares of common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the Convertible Notes, at a conversion rate of 5.2430 shares for each $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $190.73 per share. Interest was payable semiannually. Upon a change of control of the Company, as defined in the Indenture, the repayment of the Convertible Notes would have been accelerated and the Convertible Notes would have become immediately due. The Company did not make its interest payment on the Convertible Notes that was due on October 1, 2003. Under the terms of the Indenture, the continued failure to pay interest constituted an event of default as of October 31, 2003. Accordingly, the accompanying consolidated balance sheet as of December 31, 2003 reflects the classification of the Convertible Notes and related accrued interest and deferred financing costs in liabilities subject to compromise. Pursuant to the Company’s Plan, on the effective date of the Plan, which was January 2, 2004, holders of the Convertible Notes received an aggregate of 47,500,000 shares of common stock of the Company in exchange for all outstanding indebtedness represented by the Convertible Notes, including the accrued and unpaid interest. (See further discussion in Note 1 to the consolidated financial statements).

Restructuring lease claims

As part of the Plan, the Company rejected all US based leases and certain other contracts as allowed by the bankruptcy court. Certain of the rejected leases and contracts have previously been accounted for as part of

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

General unsecured claim

This reflects accounts payable for certain materials and services that were received by the Company but not paid as of November 3, 2003. These liabilities are addressed pursuant to the Company’s Plan.

Note 7.    Related Party Transactions:

In May 2002, the Company sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of the common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets for the Predecessor Company, was being amortized on a straight-line basis over the three-year term of the expected commercial arrangement with periodic charges against revenue. The Company adopted fresh-start reporting as it emerged from bankruptcy on January 2, 2004 and the unamortized discount was part of the adjustments. (See Note 3 of the Notes to the condensed consolidated financial statements for further discussion).

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

Note 8.    Goodwill and Purchased Intangible Assets:

In accordance with the SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the net carrying value of goodwill must be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. The Company expects to perform an annual impairment test every year. The Company performed an annual impairment test of goodwill as of September 30, 2004, May 31, 2003 and upon the filing of the Plan with the bankruptcy court on November 3, 2003, and determined that no impairment charged was required. The Company could be required to record impairment charges in the future. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Plan becoming effective on January 2, 2004, the goodwill and other intangible asset balances at December 31, 2003, of $431.7 million and $463,000, respectively, have been eliminated as of January 2, 2004. (See Note 3 of the Notes to the consolidated financial statements for further discussion). Upon the adoption of fresh-start reporting as of January 2, 2004, the Company recorded $147.7 million for the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7, which is reported as goodwill. Upon adoption of fresh-start reporting, the Company also recorded other intangible assets in the amount of $76.9 million, which includes developed core and product technology that are being amortized on a straight-line basis over their estimated useful lives ranging from five to nine years.

On September 14, 2004, the Company entered into a settlement agreement to end a lawsuit it commenced against a former landlord and its bank. As part of the settlement, the Company received a cash payment from the landlord in the amount of $400,000. The settlement proceeds were different from the estimate used in the initial fresh-start reporting (as discussed further in Note 3) and therefore, the difference was recorded as a fresh-start adjustment, which reduced the carrying value of goodwill as of September 30, 2004. As of December 31, 2004, the Company reversed approximately $2.0 million relating to allowance for doubtful accounts that existed at December 31, 2003. The amount represented an allowance relating to pre-bankruptcy accounts receivables. Given the emergence from bankruptcy and the subsequent full collection of all pre-bankruptcy accounts receivables, the allowance reserve of $2.0 million was recorded as a fresh-start adjustment reducing the carrying value of goodwill as of December 31, 2004.

The following is a summary of intangible assets, net (in thousands):

	Successor December 31, 2004	Predecessor January 2, 2004	Predecessor December 31, 2003
Intangible assets, net
Existing technology	$76,900	$76,900	$25,673
Non-compete agreements	—	—	10,400

	76,900	76,900	36,073
Less: Accumulated amortization	(10,615)	—	(35,610)

	$66,285	$76,900	$463

In the years ended December 31, 2004, 2003 and 2002 amortization expense of intangible assets was $10.6 million, $3.9 million and $12.0 million, respectively. During the three months ended June 30, 2002, the Company determined that based on the current business outlook and the Company’s planned use of the acquired technologies, the useful lives of certain acquired existing technology intangible assets should be reduced. As a result, amortization of intangibles assets increased by $2.6 million in 2002. As part of the Company’s emergence from bankruptcy, the Company’s intangible assets had been reassessed. (See further discussion in Note 1 and 3 to the consolidated financial statements.)

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes:

The Company recorded no income tax provision or benefit for the periods January 3, 2004 through December 31, 2004, January 1, 2004 through January 2, 2004, and the years ended December 31, 2003 and 2002, as the Company has reported net losses since inception and has provided a full valuation allowance on its net deferred tax assets. The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before taxes as follows:

	Successor	Predecessor
	January 3, 2004 through December 31, 2004	January 1, 2004 through January 2, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(5.8)	(5.7)	(5.7)	(2.5)
Research and investment tax credits				(1.7)
Fresh-start adjustment	—	17.7	—	—
Induced conversion charge	—	28.2	—	—
Gain on discharge of debt	—	22.3	—	—
Exclusion of gain on discharge of debt	—	(22.3)	—	—
Change in valuation allowance	30.9	(5.2)	40.3	37.9
Beneficial conversion charge	8.9	—	—	—
Reorganization items	0.8	—	—	—
Other	0.2	—	0.4	1.3

Provision for income taxes	—%	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Successor	Predecessor
	January 3, 2004 through December 31, 2004	January 1, 2004 through January 2, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Deferred tax assets:
Net operating loss carryforwards	$198,854	$342,576	$441,065	$361,269
Tax credit carryforwards	4,541	24,592	24,592	32,233
Reserves and accruals	27,723	20,806	48,103	87,130

	231,118	387,974	513,760	480,632
Valuation allowance	(204,109)	(356,225)	(513,156)	(478,856)

	27,009	31,749	604	1,776

Deferred tax liabilities:
Intangible assets	(27,009)	(31,749)	(604)	(1,776)

	(27,009)	(31,749)	(604)	(1,776)

Net deferred tax assets	$—	$—	$—	$—

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the net deferred tax assets such that a full valuation allowance has been recorded.

At December 31, 2004, the Company’s net operating loss (NOL) carry forwards for federal and state income tax purposes were approximately $478 million and $385 million, respectively, including reductions relating to Chapter 11 bankruptcy filing (see discussion below) and Internal Revenue Code Section 382 limitations (see discussion below). The reductions relating to Chapter 11 filing for federal and state income tax purposes are approximately $263 million. The reductions relating to Section 382 limitations for federal and state income tax purposes are $399 million and $174 million, respectively. At December 31, 2004, the Company’s federal and state credit carry forwards for income tax purposes were reduced to zero also as a result of the Section 382 limitations. The Company’s international NOL and credit carry forwards for income tax purposes were approximately $23 million and $5 million, respectively.

The above table of deferred tax assets as of December 31, 2004 reflects the reduced amounts of pre-reorganization tax loss carryovers, credits and built-in losses available to the Company after application of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under Bankruptcy Code as well as post-reorganization temporary differences. Benefits realized from pre-reorganization deferred tax assets will first reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted and thereafter be reported as a direct addition to paid-in capital.

Cancellation of Indebtedness Income

In connection with the Company’s emergence from bankruptcy on January 2, 2004, the Company realized approximately $263 million of cancellation of indebtedness income for federal and state income tax purposes. The Company is not required to recognize this amount in current taxable income. However, the Company is required to reduce its tax attribute carry forwards, principally NOLs, as of December 31, 2004, by the amount of such excluded income. The reduction of NOLs is made first to the loss generated in the year of discharge and then to the carryovers to such year in order of the taxable years from which such carryovers arose.

Limitations under Section 382 of the Internal Revenue Code

Under Section 382 of the Internal Revenue Code, the Company’s ability to utilize NOL carryforwards is limited when a more than a 50 percent ownership change occurs during a 3 year period. The Company has recently completed an analysis under Section 382 to determine the extent to which its tax attribute carry forwards are limited. Based on this analysis the Company has determined it has experienced ownership changes at various dates including the reorganization of the Company upon emergence from bankruptcy. Such ownership changes have resulted in significant limitations on the utilization of the Company’s tax attributes, including NOL carryovers, tax credits and certain built-in losses. Accordingly, the above table of deferred tax assets existing as of December 31, 2004 reflects a reduction in the amount of tax attribute carryovers which, as a result of the analysis, the Company has determined to be unavailable for future utilization. Of the remaining tax attribute carryovers, the Company is limited to utilizing approximately $23 million a year through 2008 and $13 million a year, thereafter, until 2021 to offset future taxable income.

Note 10.    Borrowings:

On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement with Silicon Valley Bank (the Bank) that will expire on June 30, 2005. On June 24, 2004, July 30, 2004, December 12, 2004 and March 11, 2005, we amended certain provisions of the $20.0 million asset based credit

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility with the Bank. The agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be secured by substantially all of our assets. The line of credit is used to maintain a $8.0 million letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. If any amounts under the overadvance facility were outstanding, the Bank may demand that we either pay the amount of overadvance or permit the Bank to restrict the use of cash or securities on deposit with the Bank in an amount equal to the overadvance. We are required to meet certain financial covenants under the loan agreement including a minimum tangible net worth requirement; if the Company is not in compliance with the minimum tangible net worth requirement, the minimum tangible net worth is reset and the Company must maintain minimum cash balances of $7.0 million if the letter of credit is in place and $12.0 million if the overadvance facility is used. In certain cases, Company’s borrowings may be subject to a higher interest rate and payment of additional fees. The Bank, at its option, may also cease making advances or otherwise extending credit to us under this Agreement upon the occurrence of a number of specified events, including material adverse changes as defined in the Agreement.

As of March 31, June 30, and December 31, 2004, we did not have any outstanding amounts under the overadvance facility. As of September 30, 2004, however, the Company had approximately $0.9 million borrowed under the overadvance facility which was subject to the overadvance repayment or restriction provision of the agreement due to a deficit in its eligible receivables to maintain the letter of credit with Jabil Ciruit Inc. As of December 31, 2004, our eligible receivables were $13.5 million and our total availability, net of the $8.0 million letter of credit, was $11.5 million. Our total availability included the $6 million overadvance and we were in compliance with the financial covenants under the loan agreement. As of December 31, 2004, no borrowings were outstanding under the facility.

In the fourth quarter of 2002, the Company entered into a line of credit with available borrowings of up to $30.0 million. The line of credit was collateralized by restricted cash of approximately 105% of the outstanding borrowings. Borrowings under this line of credit bore interest at an annual rate of the bank’s prime rate, which was at a minimum of 4.25%. The Company had $12.0 million outstanding under this line of credit at December 31, 2002. The Company repaid the $13 million outstanding under this line of credit in 2003 and terminated this facility in November 2003.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 1st and October 1st starting on October 1, 2002. In exchange, the Company paid floating rate payments equal to the 3-month London InterBank Offered Rate (LIBOR) plus 40% multiplied by the notional amount of the Swaps.

In October 2002, the Company terminated the new Swap realizing cash proceeds of approximately $5.1 million, including accrued interest receivable. The resulting gain of $4.4 million was recorded as an adjustment to the carrying value of the notes, and was amortized with periodic credits to interest expense over the remaining term of the Convertible Notes. Upon termination of the Swap in October 2002, the collateral was returned to the Company and was no longer considered restricted cash in other long-term assets. The Company did not choose to re-enter into a new swap agreement given the volatility in interest rates. The Convertible Notes including the deferred gain and accrued interest were cancelled on January 2, 2004 upon our emergence from Chapter 11 bankruptcy.

Other

During first quarter 2004, the remaining capital lease was paid and the Company had no capital leases at December 31, 2004. At December 31, 2003, the Company had capital leases of $335,000. These borrowings had interest rates ranging from 7.3% to 9.8% and required periodic principal and interest payments in fiscal 2003 and 2004.

Note 11.    Commitments and Contingencies:

Legal Proceedings

On January 16, 2004, certain of the Company’s current and former officers and directors were named as defendants in a putative shareholder derivative complaint filed in the Superior Court of the State of California for the County of San Mateo. The complaint, captioned Pamela Plotkin, Derivatively on Behalf of Redback Networks, Inc., v. Kevin A. DeNuccio, et al. purported to allege violations of California Corporations Code § 25402, breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets by the various defendants in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaint sought damages in an unspecified amount, equitable relief, restitution and costs, purportedly on behalf of the Company. On April 19, 2004, the plaintiff voluntarily filed with the court a request for dismissal of the derivative case (without prejudice), which was entered by the court on April 20, 2004. Subsequently, the Company’s Board of Directors received a demand letter from plaintiff Plotkin requesting the investigation of certain matters. In December 2004, the Board of Directors responded to plaintiff Plotkin that it had completed its investigation and that no further actions were required. Additional, correspondence has ensued.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of the Company’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaints seek damages in an unspecified amount. The court has appointed a lead plaintiff. The lead plaintiff filed its amended complaint on August 24, 2004. The Company’s motion to dismiss was filed on November 8, 2004. The court heard arguments on January 7, 2005, and on January 21, 2005, the court entered an order dismissing the complaint without leave

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to amend with regard to five of the defendants and with leave to amend with regard to the remaining 11 defendants. The plaintiffs have 60 days in which to amend their complaint. Although no relief was sought directly from the Company, the Company may have had indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the complaints.

As previously disclosed, on November 3, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. The petition was filed with the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The petition was filed solely with respect to the Company and did not include any of the Company’s subsidiaries. The Company has examined the claims asserted against it in its Chapter 11 case. Claims that were deemed allowed pursuant to the plan of reorganization, which was approved by the Bankruptcy Court on December 19, 2003 (the Plan), were treated in accordance with the provisions thereof. To the extent that the Company disputed any of the claims asserted against it, the Company was authorized to file an objection to such claims. The Company filed five (5) omnibus objections to claims (the Omnibus Objections) in the Bankruptcy Court pursuant to which it sought to reduce and/or disallow certain proofs of claim filed in the Company’s Chapter 11 case. To the extent that the Company cannot consensually resolve its objection to the claims of creditors who are the subject of the Omnibus Objections, the Bankruptcy Court will determine the extent of the allowance (or the disallowance) of such claims. The Company may file additional objections to claims or commence such other litigation in the Bankruptcy Court as may be appropriate and as authorized under the Plan.

The Company is a named defendant in a shareholder class action lawsuit entitled In re Public Offering Securities Litigation. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how the Company’s underwriters of its initial public offering allegedly allocated IPO shares to the underwriters’ customers. Certain former officers were also named defendants in the suit but have since been dismissed from the case, without prejudice. Settlement discussions on behalf of the named defendants resulted in a final settlement memorandum of understanding with the plaintiffs in the case and Company’s insurance carriers, which has been submitted to the court. The underwriters are not parties to the proposed settlement. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement including the Company. The settlement is still subject to a number of conditions, including approval of the court. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously.

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

Inventory Commitments

In addition to amounts accrued in the consolidated financial statements, the Company has future commitments to purchase inventory of $12.4 million as of December 31, 2004.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2009. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for 2004, 2003 and 2002 was $3.2 million, $7.5 million and $9.0 million, respectively. As part of the Plan, the Company rejected all US based operating leases and entered into new agreements effective January 3, 2004. In connection with the lease of its corporate headquarters, the Company issued two warrants to the landlord, each to purchase 677,452 shares of common stock at $5.00 and $9.50 per share. The warrants were valued using the Black-Scholes option pricing model, establishing a value of $5.4 million which has been recorded as a deferred charge and is being amortized over the life of the lease. (See Note 1 to the consolidated financial statements for further discussion).

Gross future minimum lease payments under non-cancelable operating leases are as follows:

Operating Leases
(in thousands)
Year Ended December 31,
2005	$2,231
2006	1,886
2007	526
2008	526
2009 and thereafter	576

Total minimum lease payments	$5,745

Note 12.    Redeemable Convertible Preferred Stock

We issued and sold to TCV IV, L.P. and TCV IV Strategic Partners L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock (Preferred Stock) and warrants to purchase 1,629,373 shares of our common stock at an exercise price of $5.00 per share. The warrants have a term of seven years. Each share of Preferred Stock is convertible into ten shares of the Company’s common stock, subject to adjustment for certain events such as stock splits and dividends. In addition, the Preferred Stock will automatically convert into shares of common stock after one year if the common stock trades at a minimum price of $13.81 for 90 consecutive days. The holders of the Preferred Stock have the right to vote with the common stockholders or as a separate class depending on the circumstances. In the event of a sale, liquidation, or dissolution of the company, the holders of Preferred Stock are entitled to be paid in cash equal to the original price and all accrued or unpaid dividends. TCV is entitled to receive a cumulative dividend of 2% per annum payable semi-annually, either in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principles Board Opinion No 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the preferred stock and the fair value of our common stock at the time of issuance of the preferred stock. The beneficial conversion feature resulted on a one-time deemed dividend to the holders of preferred stock of approximately $16.7 million during the fiscal year 2004.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Stockholders’ Equity (Deficit):

Successor Company

Common Stock

At December 31, 2004, the Company had no common stock outstanding subject to repurchase at the original purchase or option exercise price in the event that the service of the purchaser or optionee terminates for any reason.

Warrants

At December 31, 2004, the Company had approximately 4.9 million and 3.4 million warrants outstanding to purchase common stock at $5.00 and $9.50, respectively, with a term of 7 years. (See Note 1 to the consolidated financial statements for further discussion).

Stock-Based Compensation Plans

In January 2004, all of the outstanding stock options as of December 31, 2003 were cancelled in connection with the Company’s emergence from Chapter 11 bankruptcy. Options were then granted to substantially all employees on January 3, 2004, at an exercise price of $4.60 per share, vesting over three years. A deferred compensation charge totaling $28.2 million was recorded in the period from January 3, 2004 through December 31, 2004 and will be amortized over the vesting period of the options under an accelerated method. For the period from January 3, 2004 through December 31, 2004, amortization of deferred stock compensation was $19.8 million.

Prior to January 2, 2004, the Company’s 2001 Employee Option Plan (2001 Plan), 1999 Stock Incentive Plan (1999 Plan), 1999 Directors’ Option Plan (Directors’ Plan), and the 1997 Stock Plan (1997 Plan) allowed for the issuance of up to approximately 95.4 million shares of common stock. The 1999 Plan allows grants of incentive stock options, non-qualified stock options and restricted stock to employees, non-employee board members and consultants. As provided in the Plan, the 1999 Plan and the Directors’ Plan were assumed by the Company in the bankruptcy however, the 2001 Plan and the 1997 Plan were not assumed by the Company in the bankruptcy. Accordingly, all the options under the 2001 Plan and 1997 Plan were cancelled. As of December 31, 2004, 10,975,610 shares of common stock were reserved for issuance under the 1999 Plan. In addition, 8,576,467 options were issued and outstanding as of December 31, 2004 under the 1999 Plan.

Options under the 1999 Plan may be granted for periods of up to ten years and at prices no less than 30% of the fair value of the shares on the date of grant, provided, however, that (i) the exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% and 30% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an incentive stock option and non-qualified stock option granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees on January 3, 2004, vest over three years. Options granted after January 3, 2004, generally vest over four years.

Prior to January 2, 2004, the Directors’ Plan allowed for the issuance of up to approximately 2.5 million shares including 240,000 additional shares that became available for issuance through this plan’s automatic annual increase provision. As provided in the Plan, on January 2, 2004, 20,438 shares of common stock were reserved for issuance under the Directors’ Plan. As of December 31, 2004, 7,360 options were issued and outstanding under the Directors’ Plan.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2004, the Company adopted the 2004 Employment Inducement Award Plan (2004 Plan) and had reserved one million shares of common stock for issuance under the 2004 Plan. The 2004 Plan allows grants of non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to newly hired employees. As of December 31, 2004, 400,000 options were issued and outstanding under the 2004 Plan.

Deferred Stock Compensation

For the period from January 3, 2004 through December 31, 2004, the Company recorded deferred stock compensation for stock options issued at prices below fair market value and restricted shares of $28.2 million and $0.5 million, respectively. In the years ended December 31, 2003 and 2002, the Company recorded no deferred stock compensation and $1.4 million, respectively. Included in deferred stock compensation for the period from January 3, 2004 through December 31, 2004, is the elimination of unamortized deferred stock compensation related to terminated employees of $3.1 million. In the years ended December 31, 2003 and 2002, the Company eliminated unamortized deferred stock compensation related to terminated employees in the amount of $14,000 and $3.6 million, respectively. For the period from January 3, 2004 through December 31, 2004, the Company recorded $19.6 million and $0.2 million of amortization of deferred stock compensation for stock options and restricted shares, respectively, using an accelerated method and straight-line method, respectively, over the vesting period of one to three years. In the years ended December 31, 2003 and 2002, the Company recorded $0.9 million and $8.6 million, respectively, of amortization of deferred stock compensation.

Employee stock purchase plan

As of December 31, 2004, the Company’s 1999 Employee Stock Purchase Plan (Purchase Plan) allowed for the issuance of approximately 1.5 million shares of the Company’s common stock. Eligible employees can have up to 15% of their earnings withheld, up to a maximum of 4,000 shares semi-annually, to be used to purchase shares of the Company’s common stock on every October 31 and April 30. The price of the common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the offering date of each two-year offering period or the specified purchase date. During 2004 and 2003, approximately 581,000 and 1.1 million shares were purchased at average per share prices of $4.16 and $0.42, respectively. The Purchase Plan was suspended when the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 2003. Prior to January 2, 2004, the Purchase Plan allowed for the issuance of approximately 6.0 million shares of the Company’s common stock. Pursuant to the Plan, 1.5 million shares of the Company’s common stock were reserved for issuance pursuant to the Purchase Plan on a going forward basis. The Company reinstated the Purchase Plan on January 16, 2004 with an abridged purchase period running through April 30, 2004. Thereafter, the Purchase Plan period has returned to the normal six-month period with purchases every October 31 and April 30 of each year.

Predecessor Company

Common Stock

At December 31, 2003 and 2002, there were approximately 1.2 million and 2.7 million shares of common stock outstanding, respectively, subject to repurchase, which were cancelled pursuant to the Plan effective January 2, 2004. The Company’s repurchase right generally lapsed as the purchaser or optionee performed services over a four-year period. The right generally lapsed with respect to one-quarter of the shares after 12 months of service and with respect to 1/48 of the shares each month thereafter. In certain cases, the right of repurchase lapsed on an accelerated basis in the event of a change in control. The shares generally were not transferable and were held in escrow while they remained subject to the Company’s right of repurchase. The Company repurchased approximately 355,000 and 476,000 shares of its common stock during 2003 and 2002,

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, from terminated employees under the terms of the original agreements. These numbers do not give effect to the reverse stock split of the Company’s common stock that occurred January 2, 2004 pursuant to the Plan.

Stockholder Rights Plan

On June 12, 2001, the Board of Directors approved a dividend distribution of one Preferred Share Purchase Right (a Right) on each outstanding share of its common stock. The Rights become exercisable, at an initial exercise price of $83.28, if a person or group acquires 15 percent or more, or announces a tender offer for 15 percent or more, of the common stock. Each Right entitles its holder to purchase a number of shares of common stock having a market value at that time of twice the Right’s exercise price. Rights held by the Acquiring Person will become void. If the Company is acquired in a merger or other business combination transaction after a person acquires 15 percent or more of the Company’s common stock, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the Right’s exercise price. The Company may redeem the Rights at $.0001 per Right at any time. The dividend was distributed on July 15, 2001 to shareholders of record on June 27, 2001 and no amount was recorded in the consolidated financial statements for this dividend. The Rights will expire in ten years from the date of issuance. This stockholder rights plan was assumed in the bankruptcy.

Warrants

At December 31, 2003, the Company had 136,000 warrants outstanding to purchase common stock with an average exercise price of $4.34. All of these warrants outstanding in 2003 were terminated pursuant to the Plan effective January 2, 2004. (See Note 3 to the consolidated financial statements for further discussion).

Stock-Based Compensation Plans

As provided in the Plan, the 1999 Plan and the Directors’ Plan were assumed by the Company in the bankruptcy, however, the 2001 Plan and the 1997 Plan were not assumed by the Company in the bankruptcy. All outstanding stock options granted pursuant to stock option plans and held by employees in the Predecessor Company as of January 2, 2004, that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan) were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

In August 2000, the Company adopted the Redback Employee Patent Awards Program (Patent Plan) as part of the 1999 Plan. During 2002, approximately 493,000 stock options were granted under the Patent Plan. No other stock options have been granted under the Patent Plan. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

Other equity grants

In 2001, the Company issued options outside of the Company’s option plans to purchase a total of 7.5 million shares of common stock to two executive officers at the exercise price of $4.17 per share, which was the fair market value on the date of grant,. These options were outstanding as of December 31, 2003. These options

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vested as follows: 1.0 million over four years and 6.5 million over three years. As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan) were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents activity under all of the Company’s stock option plans (in thousands, except average exercise price):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price
Balance at December 31, 2001 (Predecessor)	33,505	$6.87
Options granted	9,863	2.09
Options exercised	(508)	1.44
Options cancelled	(6,623)	7.74

Balance at December 31, 2002 (Predecessor)	36,237	5.51
Options granted	1,908	0.67
Options exercised	(284)	0.29
Options cancelled	(9,071)	4.91

Balance at December 31, 2003 (Predecessor)	28,790	5.43
Options cancelled	(28,790)	5.43

Balance at January 2, 2004 (Predecessor)	—	—

Options granted	11,196	4.71
Options exercised	(489)	3.90
Options cancelled	(1,723)	4.88

Balance at December 31, 2004 (Successor)	8,984	4.72

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were approximately 2.5 million, 32.5 million and 25.0 million shares available for grant at December 31, 2004, 2003, and 2002, respectively.

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$2.97 - $ 4.06	520	9.7 years	$3.42	95	$3.44
$4.06 - $ 4.60	7,074	9.0 years	4.60	3,729	4.60
$4.77 - $ 6.69	1,231	9.5 years	5.51	117	5.46
$6.69 - $ 9.85	156	9.1 years	8.34	—	—
$9.85 - $10.45	3	9.1 years	10.45	—	—

	8,984	9.1 years	$4.72	3,941	$4.60

Fair value disclosures

The weighted average fair value of options granted were as follows (See also Note 2 to the consolidated financial statements):

	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Year Ended December 31, 2004 (Successor)
Exercise price equal to market value	$4.74	$4.38
Exercise price less than market value	$4.60	$16.07
Year Ended December 31, 2003 (Predecessor)
Exercise price equal to market value	$0.67	$0.63
Exercise price less than market value	$0.00	$0.00
Year Ended December 31, 2002 (Predecessor)
Exercise price equal to market value	$1.87	$1.35
Exercise price less than market value	$3.98	$3.43

Note 14.    Segment Information:

Net revenue and net long-lived assets classified by major geographic areas in which the Company operates were as follows (in thousands):

	Successor January 3 through December 31,	Predecessor Year Ended December 31,
	2004	2003	2002
Net revenue:
United States	$39,634	$40,401	$62,204
Canada	199	846	422
Europe	45,041	43,242	30,600
Asia-Pacific	30,695	22,983	31,070
Other	—	11	1,333

Total	$115,569	$107,483	$125,629

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004	December 31, 2003
Net long-lived assets:
United States	$14,635	$26,234
Canada	1,540	1,111
Other	408	804

Total	$16,583	$28,149

Product sales to customers in France and Taiwan represented 12% and 11%, respectively, of total revenue in 2004. The United Kingdom and France represented 12% and 11%, respectively, of total revenue in 2003. Product sales to customers in Japan represented 10% of the Company’s total net revenue during the year ended December 31, 2002. Long-lived assets represent property and equipment. No single country outside of the United States represented more than 10% of the Company’s total net long-lived assets as of December 31, 2004 and 2003.

The Company’s products are grouped into two product families: SMS and SmartEdge product lines. The SMS product line includes SMS 500, SMS 1800, SMS 1800 SL, SMS 10000, and SMS 10000 SL products. The SmartEdge product line includes the SmartEdge 800, the SmartEdge 400 products and the NetOp software products.

The SMS product line contributed revenue of $47.1 million, $72.1 million and $81.6 million for the period January 3 through December 31, 2004, and the years ended December 31, 2003 and 2002, respectively. The SmartEdge product line contributed revenue of $44.9 million, $13.6 million and $22.0 million for the period ended January 3 through December 31, 2004, 2003 and 2002, respectively.

Note 15.    Subsequent Events:

In February 2005, the Company and Lucent Technologies entered into a cross-licensing agreement which provides, among other terms, that the Company will pay Lucent a fee to license Lucent’s technology for a period of four and three quarters years from the date of the agreement.

On March 11, 2005, Silicon Valley Bank and the Company entered into a letter amendment to clarify and correct the intentions and understandings of the parties with respect to certain terms and conditions relating to sublimits made available under the Amended and Restated Loan and Security Agreement between the parties. The letter amendment is included as Exhibit 10.30 to this report.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT

(in thousands)

Allowance for Doubtful Accounts

For the Year Ended:	Balance at Beginning of Period	Charged to Expenses or Other Accounts		Deductions	Balance at End of Period
December 31, 2002	$5,842	$354		$2,934	$3,262
December 31, 2003	3,262	(750)		525	1,987
January 1 through January 2, 2004	1,987	—		—	1,987
January 3 through December 31, 2004	1,987	(1,987	)(1)	(140)	(140)

(1)	Adjustment was to reflect fair value and was recorded as an adjustment to goodwill.

SUPPLEMENTARY FINANCIAL DATA

(in thousands, except per share amounts)

	Predecessor	Successor For the three months ended				Predecessor For the three months ended
	January 1 through January 2, 2004	January 3 through March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Total revenue	$—	$30,166	$32,315	$21,006	$32,082	$29,490	$22,234	$27,359	$28,400
Gross Profit (loss)	—	13,624	17,665	8,911	15,528	11,947	8,912	17,703	14,666
Net loss	(484,875)	(33,019)	(10,652)	(12,476)	(11,977)	(24,868)	(51,027)	(18,088)	(24,866)
Net loss per basic and diluted share	$(2.65)	$(0.64)	$(0.20)	$(0.24)	$(0.23)	$(0.14)	$(0.28)	$(0.10)	$(0.14)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-158(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and communicated to our management, including our Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting.

Management of Redback is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Redback’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all error and all fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Redback’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2004, Redback’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

The Company’s Proxy Statement for its Annual Meeting of Stockholders, to be held on May 6, 2005, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 13 and 14), except for the information with respect to the Company’s executive officers who are not directors, which is included in Part I of this annual report. In August 2004, William H. Kurtz, a director, entered into a Rule 10b5-1(c) trading plan pursuant to which stock of the Company will be sold for his account from time to time in accordance with the provisions of the plan without any further action or involvement by the director.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	8,583,827	(3)	$4.78	2,841,739	(4)
Equity compensation plans not approved by security holders (2)	400,000		$3.45	600,000

(1)	These plans include the 1999 Plan, the Directors’ Plan and the Purchase Plan.

(2)	Includes the 2004 Plan to which we granted options to purchase an aggregate of 400,000 shares of common stock outside of the equity compensation plans referenced in this table. Please see the description of the 2004 Plan in Note 13 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

(3)	Excludes purchase rights accruing under the Purchase Plan, which has a reserve of 1,500,000 shares.

(4)	Consists of shares available for future issuance under the equity compensation plans approved by security holders, including 918,697 shares of common stock available for issuance under the Purchase Plan.

PART IV

Item 15.    Exhibit and Financial Statement Schedules

(a)(1) Financial Statements. The consolidated financial statements of the Registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Schedule II Valuation and Qualifying Account. The Schedule II Valuation and Qualifying Account is included on page 72 of this Annual Report on Form 10-K.

(a)(3) Exhibits:

Exhibit Number	Description

2.1	Prepackaged Plan of Reorganization of Redback Networks, Inc. dated November 3, 2003 (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

2.2	Order Confirming Prepackaged Plan of Reorganization of Redback Networks Inc. under Chapter 11 of the Bankruptcy Code (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-K filed on March 15, 2004).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on May 15, 2001).

3.3	Certificate of Designation of the Series B Convertible Preferred Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.1	Rights Agreement, dated as of June 12, 2001, as amended on May 21, 2002, October 2, 2003 and January 5, 2004, between Redback Networks Inc., and US Stock Transfer Corporation, as Rights Agent (which is incorporated herein by reference to (i) Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2001; (ii) Exhibit 4.2 of the Registrant’s Form 8-A/A filed on May 31, 2002; (iii) Exhibit 4.3 of the Registrant’s Form 8-A/A filed on October 2, 2003; and (iv) Exhibit 4.4 of the Registrant’s Form 8-A/A filed on January 12, 2004).

4.2	Investor’s Rights Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2002).

4.3	Form of Redback Networks Inc. Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.10 of the Registrant’s Form S-4 filed on August 22, 2003 (File No. 333-108170), as amended).

4.4	Form of Series B Preferred Stock Certificate of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.5	Form of Warrant to Purchase Common Stock of Redback Networks Inc., issued to TCV IV, L.P. and TCV IV Strategic Partners, L.P. on the Closing Date (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.6	Investor Rights Agreement, dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

Exhibit Number	Description

4.7	Amendment dated April 5, 2004 of Investor Rights Agreement dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.6 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.8	Securities Purchase Agreement, dated January 2, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.9	Form of $5.00 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.8 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.10	Form of $9.50 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.9 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.11	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $5.00 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.12	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $9.50 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

10.1	Employment Agreement between Redback Networks Inc. and Kevin A. DeNuccio, dated August 17, 2001 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2001).

10.2	Redback Networks Inc. 1999 Stock Incentive Plan Notice of Restricted Stock Award to Kevin A. DeNuccio dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.3	Employment Agreement between Redback Networks Inc. and Georges Antoun, dated August 22, 2001 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002) and amendment thereto dated January 3, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.4	Employment Agreement between the Registrant and Ebrahim Abassi, dated October 2, 2001 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.5	Employment Agreement between Redback Networks Inc. and Thomas L. Cronan III dated January 15, 2003 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

10.7	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Exhibit (a)(7) of the Registrant’s Tender Offer Statement on Schedule TO, filed on September 6, 2001 (File No. 005-57129), as amended).

10.8	Redback Networks Inc. 1999 Directors’ Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 filed February 2, 2000 (File No. 333-95947), as amended).

Exhibit Number	Description

10.9	Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-4 filed on February 2, 2000 (File No. 333-95947), as amended).

10.10	Lease by and between CTC Associates II, LP and the Registrant, dated as of January 1, 2004 (which is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 15, 2004).

10.11	Manufacturing Services Letter Agreement between Redback Networks Inc. and Jabil Circuit Inc. dated September 14, 2000 (which is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.12	Financing Agreement, dated as of November 12, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2003).

10.13	Amendment Number One, dated December 3, 2003, to Financing Agreement by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 15, 2004).

10.14	Termination letter relating to Financing Agreement, dated as of November 12, 2003 and amended December 3, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 15, 2004).

10.15	Letter of Credit issued by Silicon Valley Bank on behalf of the Registrant, dated January 5, 2004 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 6, 2005).

10.16	Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 10, 2004 (which is incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K filed on March 15, 2004).

10.17	Settlement Agreement, dated February 11, 2004, between Redback Networks Inc. and Chanin Capital Partners, LLC (which is incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.18	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Roy D. Behren (which is incorporated herein by reference to Exhibit 10.18 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.19	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Martin A. Kaplan (which is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.20	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and William H. Kurtz (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.21	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated June 24, 2004 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Form 10-Q filed on August 9, 2004).

Exhibit Number		Description

10.22		Amendment No. 1 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated July 30, 2004 (which is incorporated herein by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.23		Amendment to the Employment Agreement between the Registrant and Ebrahim Abassi, dated June 21, 2004 (which is incorporated herein by reference to Exhibit 10.23 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.24		Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.25		Form of Stock Option Agreement for use under the Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.26		Offer letter agreement between the Registrant and Scott Marshall dated September 13, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.27		Amendment No. 2 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated September 21, 2004 (which is incorporated herein by reference to Exhibit 10.27 of the Registrant’s Form 10-Q filed on November 8, 2004).

10.28		Form of Stock Option Agreement for use under the Redback Networks Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.27 of the Registrant’s Form 10-Q filed on November 8, 2004).

10.29	(1)	Amendment No. 3 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated December 12, 2004.

10.30		Letter Amendment to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 11, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2005.).

12.1	(1)	Computation of the ratio of earnings to fixed charges.

21.1	(1)	List of Subsidiaries.

23.1	(1)	Consent of Independent Registered Public Accounting Firm

31.1	(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBACK NETWORKS INC. (REGISTRANT)

By:	/s/ Kevin A. DeNuccio
Kevin A. DeNuccio Director, Chief Executive Officer and President

March 18, 2005

Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KEVIN A. DENUCCIO Kevin A. DeNuccio	Director, Chief Executive Officer and President	March 18, 2005

/s/ THOMAS L. CRONAN III Thomas L. Cronan III	Chief Financial Officer, Senior Vice President Of Finance and Administration (Principal Financial and Accounting Officer)	March 18, 2005

/s/ ROY D. BEHREN Roy D. Behren	Director	March 18, 2005

/s/ JOHN L. DREW John L. Drew	Director	March 18, 2005

/s/ DAVID C. FRIEZO David C. Friezo	Director	March 18, 2005

/s/ PAUL GIORDANO Paul Giordano	Director, Chairman of the Board	March 18, 2005

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	March 18, 2005

/s/ WILLIAM H. KURTZ William H. Kurtz	Director	March 18, 2005