Form 10-Q
period 2005-03-31
REDBACK NETWORKS INC
filed 2005-05-10
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of May 3, 2005 was 54,124,857 shares.

REDBACK NETWORKS INC.

FORM 10-Q

March 31, 2005

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005, the period from January 3, 2004 through March 31, 2004 and the period from January 1, 2004 through January 2, 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005, the period from January 3, 2004 through March 31, 2004, and the period from January 1, 2004 through January 2, 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION	41

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures		46

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Successor
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$43,366	$42,558
Accounts receivable, less allowances of $231, and $140	19,322	21,892
Inventories	7,155	7,420
Other current assets	5,405	5,322

Total current assets	75,248	77,192
Property and equipment, net	15,687	16,583
Goodwill	144,410	145,083
Other intangible assets, net	63,632	66,285
Other assets	3,378	2,292

Total assets	$302,355	$307,435

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,145	$17,258
Accrued liabilities	19,829	19,375
Deferred revenue	15,963	17,546

Total current liabilities	52,937	54,179
Other long-term liabilities	1,826	2,181

Total liabilities	54,763	56,360

Commitments and contingencies (Note 16)

Redeemable Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, 652 shares issued and outstanding	47,435	47,282

Stockholders’ equity:
Common stock: $0.0001 par value; 750,001, and 750,001 shares authorized, respectively; 53,748, and 53,147 shares issued and outstanding, respectively	279,503	277,169
Deferred stock-based compensation	(4,619)	(5,766)
Accumulated other comprehensive Income	447	514
Accumulated deficit	(75,174)	(68,124)

Total stockholders’ equity	200,157	203,793

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$302,355	$307,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Successor	Predecessor
	Three Months ended March 31, 2005	January 3 Through March 31, 2004	January 1 Through January 2, 2004
Product revenue	$28,336	$25,480	$—
Service revenue	5,956	4,686	—

Total revenue	34,292	30,166	—

Product cost of revenue (1)	11,534	11,968	—
Service cost of revenue (1)	2,022	1,846	—
Amortization	2,722	2,728	—

Total cost of revenue	16,278	16,542	—

Gross profit	18,014	13,624	—

Operating expenses:
Research and development (1)	14,088	11,912	—
Selling, general and administrative (1)	9,956	9,767	—
Reorganization items	—	2,787	—
Stock-based compensation	1,032	5,287	—

Total operating expenses	25,076	29,753	—

Loss from operations	(7,062)	(16,129)	—

Other income (expense), net:
Interest and other income (expense), net	165	(15)	—
Interest expense	—	(54)	—
Release of restructuring liability upon termination of leases	—	—	71,164
Fresh-start adjustments	—	—	(218,691)
Induced conversion charge	—	—	(335,809)

Other income (expense), net	165	(69)	(483,336)

Loss before reorganization items	(6,897)	(16,198)	(483,336)
Reorganization items	—	—	(1,539)

Net loss before deemed dividend and accretion on preferred stock	(6,897)	(16,198)	(484,875)
Deemed dividend and accretion on preferred stock	(153)	(16,821)	—

Net loss attributable to common stockholders	$(7,050)	$(33,019)	$(484,875)

Net loss attributable to common stockholders per share-basic and diluted	$(0.13)	$(0.64)	$(2.65)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	53,469	51,373	183,009

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$89	$358	$—
Research and development	235	2,359	—
Selling, general and administrative	708	2,570	—

Total	$1,032	$5,287	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Three Months ended March 31, 2005	January 3 Through March 31, 2004	January 1 Through January 2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend and accretion on preferred stock	$(6,897)	$(16,198)	$(484,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of restructuring liability upon termination of leases	—	—	(71,164)
Fresh-start accounting adjustments	—	—	218,691
Induced conversion charge	—	—	335,809
Depreciation	2,987	2,310	—
Amortization of other intangible assets	2,654	2,653	—
Amortization of the fair value of warrants	479	479	—
Loss on disposal of property and equipment	—	20	—
Stock-based compensation	1,032	5,287	—
Changes in assets and liabilities:
Accounts receivable, net	2,570	(4,615)	—
Inventories	(541)	(31)	—
Other assets	(1,577)	(295)	—
Other current assets	(191)	—	—
Accounts payable	(4)	(2,726)	—
Accrued liabilities	1,029	(333)	1,539
Deferred revenue	(1,583)	4,255	—
Other long-term liabilities	(355)	1,445	—

Net cash used in operating activities	(397)	(7,749)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,244)	(647)	—

Net cash used in investing activities	(1,244)	(647)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	2,447	146	—
Proceeds from issuance of redeemable convertible Preferred Stock	—	30,016	—
Proceeds from exercise of warrants	2	59	—
Principal payments on capital lease obligations and borrowings	—	(315)	—

Net cash provided by financing activities	2,449	29,906	—

Net increase in cash and cash equivalents	808	21,510	—
Cash and cash equivalents at beginning of period	42,558	20,519	20,519

Cash and cash equivalents at end of period	$43,366	$42,029	$20,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$54	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results for the entire fiscal year. Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company (sometimes referred to in this quarterly report as the Successor Company) adopted fresh-start reporting as defined in Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants (AICPA). In accordance with fresh-start reporting, the reorganization value of the Company was allocated to the emerging entity’s specific tangible and identified assets. Excess reorganization value, after this allocation, was reported as “reorganization value in excess of amounts allocable to identifiable intangible assets (goodwill).” As a result of the adoption of such fresh-start reporting, the Company’s post-emergence financial statements of the Successor Company are not comparable with the financial statements of the Company prior to its emergence from bankruptcy (sometimes referred to in this quarterly report as the Predecessor Company), including the historical financial statements included in this quarterly report. (See Notes 3 to the condensed consolidated financial statements for further discussion).

Liquidity

Since emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company has funded its operations largely through the issuance of equity securities and cash collected from operations. During the period from January 3 through December 31, 2004, the Company incurred a loss from operations of $55.9 million and negative cash flows from operations of $15.8 million. For the three months ended March 31, 2005, the Company incurred a loss from operations of $7.1 million and negative cash flows from operations of $0.4 million. Management expects operating losses to continue for at least the next 6 to 12 months. Management believes that its current cash and cash equivalent balances of $43.4 million are sufficient to meet its working capital requirements for at least the next 12 months. However, the failure to do one of the following: generate sufficient revenue, raise additional capital, or reduce discretionary spending, could have a material adverse effect

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the Company’s ability to achieve its intended longer-term business objectives. In addition, revenue generated from the sale of our products and services may not increase to a level that exceeds our operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company may continue to incur negative cash flow from operations. If we continue to incur losses and negative cash flows during the remainder year of 2005, we may need to raise additional funds in 2005 or 2006 to achieve our long-term business objectives. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Significant estimates made in preparing these condensed consolidated financial statements include allowances for doubtful accounts receivable and sales returns, warranty reserves, goodwill, long-lived asset and investment impairments, net realizable value for inventories, and income tax valuation allowances. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Redback and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

Product sales are recognized as revenue, generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. In instances where the Company is required to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected. Sales to resellers are generally recognized upon shipment. Our total deferred product revenue was $0.3 million and $0.9 million as March 31, 2005 and December 31, 2004, respectively. Maintenance contract revenue is deferred and recognized ratably over the period of the contract, which is usually one to two years. Our total deferred service revenue was $15.7 million and $16.6 million at March 31, 2005 and December 31, 2004, respectively.

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended March 31, 2005, the Company recorded warranty accrual based on several factors, including specifically identified issues relating to warranty claims and product and labor costs to support the claims. The decrease in reserves was due to prior period accruals no longer deemed required and usage of the accruals due to warranty claims incurred during the quarter.

During the fiscal year ended December 31, 2004, the Company recorded $ 335,000 of warranty related charges in the cost of revenue on an as incurred basis as well as periodically assessed the adequacy of its warranty reserves at the end of the fiscal period.

Changes in the Company’s estimated liability for product warranty are as follows (in thousands):

Warranty Reserves
Beginning balance at December 31, 2003 (Predecessor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	—

Ending balance at January 2, 2004 (Predecessor)	$2,122

Beginning balance at January 3, 2004 (Successor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	(100)

Ending balance at December 31, 2004 (Successor)	$2,022

Beginning balance at December 31, 2004 (Successor)	$2,022
Charges to costs and expenses	848
Warranty expenditures	(1,313)

Ending balance at March 31, 2005 (Successor)	$1,557

Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 2005 and December 31, 2004; include money-market accounts, totaling $43.4 million and $42.6 million, respectively. In addition, the Company held foreign currencies in EURO at the end of March 31, 2005 in the amount equivalent to $2.7 million. The Company held foreign currencies in Euro and British Pound Sterling at the end of December 31, 2004 in the amount equivalent to $1.1 million.

Concentration of Risk and Significant Customers

During the three months ended March 31, 2005, two customers accounted for 16% and 15% of the Company’s total revenue, respectively. During the three months ended March 31, 2004, four customers

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for 25%, 12%, 11% and 10% of the Company’s revenue. At March 31, 2005, one customer accounted for 25% of the Company’s total gross accounts receivables. At March 31, 2004, five customers accounted for 16%, 13%, 12%, 11% and 10% of total gross accounts receivables

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss attributable to common stockholders and basic and diluted net loss attributable to common stockholders per share as if the fair value based method had been applied to all awards. For the three months ended March 31, 2005, the period from January 1, 2004 through January 2, 2004, and the period from January 3 through March 31, 2004, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Successor	Successor	Predecessor
	Three Months ended March 31, 2005	January 3, Through March 31, 2004	January 1 Through January 2, 2004
Net loss attributable to common stockholders:
As reported	$(7,050)	$(33,019)	$(484,875)
Add: Stock-based compensation expense included in reported net loss	1,032	5,287	—
Deduct: Stock-based compensation expense determined under the fair value based method for all awards (1)	(2,455)	(7,029)	—

Pro forma	$(8,473)	$(34,761)	$(484,875)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.13)	$(0.64)	$(2.65)

Pro forma	$(0.16)	$(0.68)	$(2.65)

(1)	Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to pro forma stock option expense.

The option valuation models require the input of highly subjective assumptions, including the expected life of the option, risk free interest rate and volatility. Pro forma information regarding net loss is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock awards under the fair value method of SFAS 123. Because additional stock options are expected to be granted each year, the pro forma disclosures are not representative of pro forma effects on reported financial results for future years. The fair value of the options granted in all periods was estimated using the Black-Scholes method.

For the period from January 3 through March 31, 2004, the stock compensation expense amount was adjusted to approximately $7.0 million from $7.2 million as previously reported to reflect lower calculated fair

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

values for employee stock options. The adjustment was required because the Company’s estimate of the fair value of employee stock options was incorrectly based on a higher expected life rather than the three year expected life intended by management, as well as certain assumptions regarding market value and volatility. The revised stock-based compensation expense did not have a material impact on the pro forma loss per share.

In January 2004, all of the outstanding stock options as of December 31, 2003 were cancelled in connection with the Company’s emergence from Chapter 11 bankruptcy. Options were then granted to substantially all employees on January 3, 2004, at an exercise price of $4.60 per share, vesting over three years. A deferred compensation charge totaling $28.2 million was recorded in the period from January 3, 2004 through December 31, 2004 and is being amortized over the vesting period of the options under an accelerated method. For the three months ended March 31, 2005 and the period from January 3 through March 31, 2004, amortization of deferred stock compensation was $1.0 million and $5.3 million, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Accounting for Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. The effective date for public companies originally called for by SFAS 123R was interim and annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that for public companies delays the effective date for annual, rather than interim, periods that begin after June 15, 2005. Redback is required to adopt SFAS 123R in the first quarter of fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We do not expect SFAS 151 to have a material impact on our consolidated results of operations and financial condition.

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

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not incur reorganization costs during the three months ended March 31, 2005. For the period from January 3, 2004 through December 31, 2004, and the period from January 1, 2004 through January 2, 2004, reorganization costs were $2.8 million and $1.5 million, respectively. Reorganization costs included fees to professionals related to the Company’s financial restructuring, including Chapter 11 bankruptcy proceedings.

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

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the Company’s emergence from the Chapter 11 bankruptcy proceedings and the adoption of fresh-start reporting resulted in the following adjustments to the Company’s unaudited condensed consolidated balance sheet as of January 2, 2004 (in thousands):

	Predecessor	Reorganization and Fresh-Start Reporting adjustments		Successor
	January 2, 2004			January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,519	$—		$20,519
Restricted cash and investments	955	—		955
Accounts receivable, net	12,529	—		12,529
Inventories	6,376	—		6,376
Other current assets	6,043	(999	)(B)	5,044

Total current assets	46,422	(999)		45,423
Property and equipment, net	28,149	(8,197	)(B)	19,952
Goodwill	431,742	(431,742	)(B)	—
Reorganization value in excess of amounts allocable to identifiable assets	—	147,657	(B)	147,657
Other intangible assets, net	463	(463	)(B)	76,900
		58,300	(B)
		18,600	(B)
Other assets	2,816	(1,847	)(B)	969

Total assets	$509,592	$(218,691)		$290,901

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings and capital lease obligations, current	$335	$—		$335
Accounts payable	19,285	—		19,285
Accrued liabilities	22,575	1,539	(C)	24,114
Deferred revenue	7,167	—		7,167

Total current liabilities	49,362	1,539		50,901

Total liabilities not subject to compromise	49,362	1,539		50,901
Liabilities subject to compromise	564,336	(2,257	)(B)	—
		(490,915	)(D)
		(71,164	)(A)

Total liabilities	613,698	(562,797)		50,901
Stockholders’ equity (deficit):
Common stock	5,376,547	(5,963,271	)(B)	240,000
		490,915	(D)
		335,809	(E)
Deferred stock-based compensation	(902)	902	(B)	—
Notes receivable from stockholders	(15)	15	(B)	—
Accumulated other comprehensive loss	(26,096)	26,096	(B)	—
Accumulated deficit	(5,453,640)	71,164	(A)	—
		5,719,824	(B)
		(1,539	)(C)
		(335,809	)(E)

Total stockholders’ equity (deficit):	(104,106)	344,106		240,000

Total liabilities and stockholders’ equity (deficit)	$509,592	$(218,691)		$290,901

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(A)	To reflect a reduction of lease deposits of $8.1 million, reversal of operating lease-related restructuring charges of $75.2 million, and a reversal of deferred rent and other lease related liabilities of $4.1 million.
(B)	To reflect the recast of the Company’s balance sheet using current fair market values under fresh-start accounting. This recasted balance sheet is based on the equity value of $240.0 million, combined with additional assumptions regarding fair values of property and equipment, additional liabilities associated with the bankruptcy proceedings, reduction of lease liabilities, and the recording of identifiable intangible assets (core technology and product technology) determined through established valuation techniques and based on valuations performed by an independent third party (in thousands):

Predecessor
January 2, 2004
Current assets	$45,423
Property and equipment	19,952
Reorganization value in excess of amounts allocable to identifiable assets	147,657
Core technology	58,300
Product technology	18,600
Other assets	969
Current liabilities	(50,901)

Stockholder’s equity	$240,000

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

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Goodwill and Other Intangible Assets

The net carrying value of goodwill must be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. The Company expects to perform an annual impairment test in the fourth quarter of every year. The Company performed an annual impairment test of goodwill as of September 30, 2004 and upon the filing of the Plan with the bankruptcy court on November 3, 2003, and determined that no impairment charge was required. The Company could be required to record impairment charges in the future. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

Upon the adoption of fresh-start reporting as of January 2, 2004, the Company recorded $147.7 million for the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7, which is reported as goodwill. In addition, the Company also recorded other intangible assets in the amount of $76.9 million, which includes developed core and product technology that are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 9 years.

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

The following is a summary of intangible assets, net (in thousands):

	Successor	Successor
	March 31, 2005	December 31, 2004
Intangible assets, net
Existing technology	$76,900	$76,900
Less: Accumulated amortization	(13,268)	(10,615)

	$63,632	$66,285

The amortization of intangible assets for the three months ended March 31, 2005 and the period from January 3 through March 31, 2004 were both $2.7 million. The Company expects amortization expense of intangible assets to be $2.7 million quarterly for the remainder year of 2005 and future years, assuming no future impairments of these intangible assets or additions as a result of business combinations.

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

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 7. Income Taxes

The Company recorded no income tax provision or income tax benefit for the three months ended March 31, 2005, and the period from January 3, 2004 through March 31, 2004. The expected tax benefit that would be derived by multiplying the federal statutory rate times the loss before accretion on redeemable convertible stock has been offset by an increase in the valuation allowance for deferred tax assets. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is likely the Company’s net deferred tax assets will not be realized. Accordingly, a full valuation allowance for net deferred tax assets as of March 31, 2005 and for the period ended March 31, 2004.

Note 8. Balance Sheet Components (in thousands):

	Successor	Successor
	March 31, 2005	December 31, 2004
Inventories
Raw materials and work in process	$551	$1,419
Finished assemblies	6,604	6,001

Total inventories	$7,155	$7,420

Property and equipment, net
Machinery and computer equipment	$17,652	$15,919
Software	4,114	3,879
Leasehold improvements	4,390	4,378
Spares	3,593	3,443
Furniture and fixtures	1,177	1,173

Total property and equipment	$30,926	$28,792
Less: Accumulated depreciation and amortization	(15,239)	(12,209)

Total property and equipment, net	$15,687	$16,583

Other Assets
Fair value of lease related warrants	$1,117	$1,596
Prepaid licenses	1,615	—
Deposits and other	646	696

Total other assets	$3,378	$2,292

Accrued Liabilities
Accrued compensation	$4,476	$3,861
Accrued inventory related commitments	2,077	2,077
Accrued warranty allowance	1,557	2,022
Accrued sales return allowance	4,801	4,801
Accrued short-term tax liabilities	1,172	1,400
Other	5,746	5,214

Total accrued liabilities	$19,829	$19,375

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Other Borrowings

On March 10, 2004, the Company entered into a $20.0 million asset based credit facility under an agreement (the Agreement) with Silicon Valley Bank (the Bank) that will expire on June 30, 2005. On June 24, 2004, July 30, 2004, December 12, 2004 and March 11, 2005, the Company amended certain provisions of the $20.0 million asset based credit facility with the Bank. The Agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuits Inc., the Company’s contract manufacturer, and for working capital and general corporate purposes as required. Borrowings under the line of credit generally bear interest at prime rate plus 2%. If any amounts under the overadvance facility are outstanding, the Bank may demand that the Company either pay the amount of overadvance or permit the Bank to restrict the use of cash or securities on deposit with the Bank in an amount equal to the overadvance. The Company is required to meet certain financial covenants under the Agreement including a minimum tangible net worth requirement; if the Company is not in compliance with the minimum tangible net worth requirement, the minimum tangible net worth is reset and the Company must maintain minimum cash balances of $7.0 million if the letter of credit is in place and $12.0 million if the overadvance facility is used. In certain cases, the Company’s borrowings may be subject to a higher interest rate and payment of additional fees. The Bank, at its option, may also cease making advances or otherwise extending credit to the Company under this Agreement upon the occurrence of a number of specified events, including material adverse changes as defined in the Agreement.

As of March 31, 2005 and December 31, 2004, no borrowings or overadvances were outstanding under the facility. As of March 31, 2005, the Company’s eligible receivables were $10.7 million and its total availability, net of the $8.0 million letter of credit, was $8.7 million including the $6.0 million overadvance. The Company was in compliance with the financial covenants under the Agreement as of March 31, 2005.

Note 10. Accounting for Derivative Financial Instruments

Foreign Currency Exchange Rate Risk

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. The Company recorded net foreign currency transaction gains (losses) in other expense, net, primarily due to intercompany payables and receivables resulting from transactions between parent and subsidiaries.

At March 31, 2005, the Company held net foreign currency forward contracts to hedge its future cash outflows to its subsidiaries with an aggregate face value of approximately $0.3 million to mitigate future payments in Euros related to funding requirements for its subsidiaries. The Company records these contracts at fair value, and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balances being hedged. The net financial impact of foreign exchange gains and losses are recorded in interest and other income, net. For the three months ended March 31, 2005 and the period from January 3, 2004 through March 31, 2004, the foreign exchange losses were both immaterial. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Comprehensive Loss

Total comprehensive loss includes the Company’s net losses and other comprehensive loss, which includes certain changes in stockholders’ equity that are excluded from net loss. Specifically, comprehensive loss consists of net unrealized gain (loss) on investments and cumulative translation adjustments. For the three months ended March 31, 2005, the period from January 3 through March 31, 2004 and the period from January 1 through January 2, 2004, total comprehensive loss was $6.6 million, $33.2 million and $484.9 million, respectively. The change in accumulated other comprehensive loss is as follows (in thousands):

	Unrealized gains (losses) on investments	Cumulative Translation adjustments	Accumulated Other Comprehensive income
Balances at January 2, 2004 (Predecessor)	$—	$—	$—

Changes during the period from January 3, 2004 through December 31, 2004	59	455	514

Balances at December 31, 2004 (Successor)	59	455	514

Changes in the three months ended March 31, 2005	(67)	—	(67)

Balances at March 31, 2005 (Successor)	$(8)	$455	$447

Note 12. Net Loss Attributable to Common Stockholders per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Successor	Successor
	Three Months ended March 31, 2005	January 3, Through March 31, 2004
Numerator:
Net loss attributable to common stockholders	$(7,050)	$(33,019)

Denominator:
Weighted average common shares outstanding	53,469	51,373

Denominator for basic and diluted calculations	53,469	51,373

Loss per share—basic and diluted	$(0.13)	$(0.64)

As fully described in Note 12 in the Notes to the condensed consolidated financial statements, all of the outstanding stock options as of December 31, 2003 were cancelled on January 2, 2004 in connection with the Company’s emergence from bankruptcy.

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following equity instruments have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Successor	Successor
	Three Months ended March 31, 2005	January 3, Through March 31, 2004
Options to purchase common stock at exercise price of $4.86 and $4.67 per share, respectively	8,985	8,814
Series B Convertible Preferred Stock (at one for ten ratio)	6,517	6,517
Warrants to purchase common stock at exercise price of $5.00 per share	4,931	4,934
Warrants to purchase common stock at exercise price of $9.50 per share	3,444	3,444

Total	23,877	23,709

Note 13. Commitments and Contingencies

Inventory Commitments

In addition to amounts accrued in the condensed consolidated financial statements, the Company had future commitments to purchase inventory of approximately $10.2 million as of March 31, 2005.

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2010. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for the three months ended March 31, 2005 and the period from January 3 through March 31, 2004 was $0.7 million and $0.8 million, respectively. As part of the Plan, the Company rejected all US based operating leases and entered into new agreements effective January 3, 2004. In connection with the lease of its corporate headquarters, the Company issued two warrants to the landlord, each to purchase 677,452 shares of common stock at $5.00 and $9.50 per share. The warrants were valued using the Black-Scholes option pricing model, establishing a value of $5.4 million which has been recorded as a deferred charge and is being amortized over the life of the lease. (See Note 2 to the condensed consolidated financial statements for further discussion).

Gross future minimum lease payments under non-cancelable operating leases are as follows:

Operating Leases (In thousands)
Remaining 2005	$2,033
2006	1,940
2007	522
2008	522
2009	522
2010	49

Total minimum lease payments	$5,588

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

On January 16, 2004, certain of the Company’s current and former officers and directors were named as defendants in a putative shareholder derivative complaint filed in the Superior Court of the State of California for the County of San Mateo. The complaint, captioned Pamela Plotkin, Derivatively on Behalf of Redback Networks, Inc., v. Kevin A. DeNuccio, et al. purported to allege violations of California Corporations Code § 25402, breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets by the various defendants in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaint sought damages in an unspecified amount, equitable relief, restitution and costs, purportedly on behalf of the Company. On April 19, 2004, the plaintiff voluntarily filed with the court a request for dismissal of the derivative case (without prejudice), which was entered by the court on April 20, 2004. Subsequently, the Company’s Board of Directors received a demand letter from plaintiff Plotkin requesting the investigation of certain matters. In December 2004, the Board of Directors responded to plaintiff Plotkin that it had completed its investigation and that no further actions were required. Additional correspondence has ensued.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of the Company’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaints sought damages in an unspecified amount. On August 24, 2004, the Court-appointed lead plaintiff filed a consolidated complaint asserting claims on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 against 16 of the Company’s current or former officers and directors for alleged violations of the federal securities laws. The consolidated complaint sought damages in an unspecified amount. On January 21, 2005, the Court entered an order dismissing the consolidated complaint without leave to amend with regard to five of the Redback-related defendants and with leave to amend with regard to the remaining 11 Redback-related defendants. On March 29, 2005, lead plaintiff filed a first amended consolidated complaint asserting claims on behalf of purchasers of the Company’s common stock from November 27, 1999 through October 10, 2003 against 11 of the Company’s current or former officers and directors for alleged violations of the federal securities laws. The first amended consolidated complaint seeks damages in an unspecified amount. Defendants’ response to the first amended consolidated complaint is due to be filed on May 13, 2005. Lead plaintiff also filed a motion for reconsideration of the Court’s dismissal of the consolidated complaint without leave to amend as to one of the Company’s former officers. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the claims.

As previously disclosed, on November 3, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. The petition was filed with the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The petition was filed solely with respect to the Company and did not include any of the Company’s subsidiaries. The Company has examined the claims asserted against it in its Chapter 11 case. Claims that were deemed allowed pursuant to the plan of reorganization, which was approved by the Bankruptcy Court on December 19, 2003 (the Plan), were treated in accordance with the provisions thereof. To the extent that the Company disputed any of the claims asserted against it, the Company was authorized to file an objection to such claims. The Company filed five (5) omnibus objections to claims (the Omnibus Objections) in the Bankruptcy Court pursuant to which it sought to reduce

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and/or disallow certain proofs of claim filed in the Company’s Chapter 11 case. The company has resolved substantially all of the disputed proof of claims filed in the bankruptcy proceeding. However, the company may be subject to further claims and litigation related to the bankruptcy filing.

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

Note 14. Segment Information:

Net revenue and net long-lived assets classified by major geographic areas in which the Company operates were as follows (in thousands) :

	Successor	Successor
	Three Months ended March 31, 2005	January 3, Through March 31, 2004
Net revenue:
United States	$10,535	$11,596
Europe	12,789	12,172
Asia-Pacific	10,964	6,398
Other	4	—

Total	$34,292	$30,166

	Successor	Successor
	March 31, 2005	December 31, 2004
Net long-lived assets:
United States	$13,916	$14,635
Canada	1,420	1,540
Other	351	408

Total	$15,687	$16,583

REDBACK NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s products are grouped into two product lines: SMS and SmartEdge product lines. The SMS product line includes the SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. The SmartEdge product line includes the SmartEdge 800, the SmartEdge 400 products and the NetOp software products. Presented below are Redback’s sales by product lines (in thousands):

	Successor	Successor
	Three Months ended March 31, 2005	January 3, Through March 31, 2004
SmartEdge product line	$19,020	$9,668
SMS product line	$9,316	$15,812

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for fiscal year ended December 31, 2004 and notes thereto included in our Annual Report on Form 10-K as well as the unaudited condensed financial statements and accompanying notes included herein. Historical results and percentage relationships set forth in these unaudited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our product and marketing strategy; our expectation of continued growth in revenue for the remainder of 2005; our expected gross margins during the remainder of 2005; our future R&D and SG&A expenses; interest income and the cash requirement for interest expenses relating to credit facilities; our estimated future capital expenditures; our expectation regarding the outcome of pending litigation; and our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Redback. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

General

We are a leading provider of advanced telecommunications networking equipment. Our products enable carriers and service providers to build next generation broadband networks that can deliver high-speed access and services to consumers and businesses. Our SmartEdge router and Service Gateway platforms combine subscriber management systems and edge routing and, in conjunction with the NetOp™ Element and Policy Manager platform, provide an infrastructure for managing both subscribers and value-added services. These product families are designed to enable our customers to create regional and national networks that support major broadband access technologies, as well as new services such as video that these high-speed connections enable. We maintain a growing and global customer base of more than 500 carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

Period Comparisons

Our results of operations after January 2, 2004 and our consolidated balance sheet at March 31, 2005 are not comparable to the results of operations prior to January 2, 2004 due to our adoption of fresh-start reporting upon our emergence from bankruptcy. However, such differences in our results of operations and balance sheet relate primarily to depreciation of property, plant and equipment, amortization of stock-based compensation and other intangible assets, interest expense and reorganization expenses. Additionally, these differences in our balance sheets relate primarily to property, plant, and equipment, intangible and other assets, goodwill and lease related restructuring accruals. Certain amounts, such as net sales and certain expenses, were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, the following discussion of our operating results for 2004 are presented on a combined basis covering our Predecessor Company operating results for the period from January 1, 2004 through January 2, 2004 and our Successor Company operating results following emergence from bankruptcy for the period from January 3, 2004 through March 31, 2004.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Three Months ended March 31, 2005	% Change	Three Months ended March 31, 2004
Statement of Operations Data:
Product revenue	$28,336	11%	$25,480
Service revenue	5,956	27%	4,686

Total revenue	34,292	14%	30,166

Product cost of revenue	11,534	(4)%	11,968
Service cost of revenue	2,022	10%	1,846
Amortization	2,722	—%	2,728

Total cost of revenue	16,278	(2)%	16,542

Gross profit	18,014	32%	13,624

Operating expenses:
Research and development	14,088	18%	11,912
Selling, general and administrative	9,956	2%	9,767
Reorganization items	—	(100)%	2,787
Stock-based compensation	1,032	(80)%	5,287

Total operating expenses	25,076	(16)%	29,753

Loss from operations	(7,062)	(56)%	(16,129)
Other income (expense), net:
Interest and other income (expense), net	165	(1,200)%	(15)
Interest expense	—	(100)%	(54)
Release of restructuring liability upon termination of leases	—	(100)%	71,164
Fresh-start adjustments	—	(100)%	(218,691)
Induced conversion charge	—	(100)%	(335,809)

Total other income (expense), net	165	100%	(483,405)

Net loss before reorganization items	(6,897)	(99)%	(499,534)
Reorganization items	—	(100)%	(1,539)

Loss before deemed dividend and accretion on preferred stock	(6,897)	(99)%	(501,073)
Deemed dividend and accretion on preferred stock	(153)	(99)%	(16,821)

Net loss attributable to common stockholders	$(7,050)	(99)%	$(517,894)

Our net revenue increased 14% to $34.3 million in the three months ended March 31, 2005 from $30.2 million in the prior year comparative period. The net revenue increase was primarily related to an increase in our next generation SmartEdge product revenue partially offset by a reduction in our SMS product revenue. Unit volume sales of our products increased 21% overall in the three months ended March 31, 2005 when compared to the prior year comparative period. Average selling price on the SmartEdge systems is generally lower than SMS systems.

During the three months ended March 31, 2005, our revenue from SmartEdge products increased 96% to $19.0 million from $9.7 million during the prior year comparative period. This increase was due to a 60% increase in the unit volume of shipments. During the three months ended March 31, 2005, our revenue from SMS products decreased 41% to $9.3 million from $15.8 million during the prior year comparative period. This decrease was primarily due to a 41% decrease in the unit volume of shipments.

Service revenue increased 27% to $6.0 million in the three months ended March 31, 2005 from $4.7 million in the prior year comparative period. Substantially all of our service revenues related to revenues from maintenance contracts. The increase in service revenue in the three months ended March 31, 2005 is in part a result of higher renewals as well as multi-year contract arrangements with our customers and a delay in timing of certain of our support contract renewals in the first quarter of 2004.

Our ability to predict future revenues is limited. We are planning our business on the assumption that our sales will grow in the future. We expect that this growth in revenue will be due to (i) increased customer acceptance of our SmartEdge Router and Service Gateway Platforms and (ii) growth of regional, national and international networks that support major broadband access technologies, as well as increased use and widespread adoption of broadband access services.

Cost of Revenue; Gross Profit

Gross profit margin increased from 45% to 53% in the three months ended March 31, 2005 compared to the prior year comparative period. Our cost of product revenue consists primarily of amounts paid to third-party contract manufacturers, material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. Product gross profit margins increased as a percentage of net product revenue for the three months ended March 31, 2005 when compared to the same period in 2004, primarily due to higher product sales volume to absorb costs related to manufacturing overhead that are fixed offset by a shift in product mix to lower margin SmartEdge products from SMS products. Our SmartEdge products accounted for 67% of revenue in the first quarter of 2005 compared to 38% in 2004.

Our customer services organization expenses for the three months ended March 31, 2005 was $2.0 million, increased from $1.8 million in the same period in the prior year. Our cost of service revenues consists primarily of costs of providing services under customer support contracts. These costs include material costs, repair and freight costs, labor, overhead and cost of spares used in providing support for customers under service contract. Service gross profit margin increased for the three months ended March 31, 2005 when compared to the same period in prior year, primarily due to higher service revenue to absorb internal costs related to spending that are fixed and higher depreciation from additional capital spending.

On a forward-looking basis, we are planning our business based on the assumption that our gross profit margin will increase over the long term from the 53% gross margin reported in the quarter ended March 31, 2005 due to (i) product cost reductions from our contract manufacturer, (ii) the ability to spread our fixed overhead costs such as manufacturing and service organization spending, over a higher assumed product sales volume and (iii) our ability to gain efficiencies in our customer service organization. At this time, it is not possible to anticipate or quantify savings, if any, relating to future negotiations.

However, gross profit margin could be lower in the remainder of 2005, subject to a number of factors including but not limited to:

•	Continued decline in our SMS business which is a mature business and has a high profit margin;

•	Continued competitive pressure on our SmartEdge sales, particularly in the Asia Pacific region, which would result in lower average sales price and therefore lower product margins;

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

Operating Expenses

Research and Development

Our research and development (R&D) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures increased 18% to $14.1 million for the three months ended March 31, 2005 from $11.9 million in the prior year comparative period, and represented 41% and 39% of net revenue in the three months ended March 31, 2005 and 2004, respectively. The increase in our R&D expenses was primarily due to accelerated development spending in relation to contracts already won, included expenses of $1.1 million as a result of reorganize functions in 2005, redirecting efforts from selling, general and administrative to SmartEdge engineering, and additional depreciation expense. Because the market for our products involves rapidly changing technology, industry standards and customer demands, our R&D expenses will most likely fluctuate in future periods both in absolute dollars spent and as a percentage of revenue. We continue to re-evaluate our product strategy, which may result in realignment in R&D resources or a change in the mix of skills of our staff.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures increased 2% to $10.0 million for the three months ended March 31, 2005 from $9.8 million in the prior year comparative period, and represented 29% and 32% of net revenue in the three months ended March 31, 2005 and 2004, respectively. The slight increase in our SG&A expenditures was primarily due to the increase in salary and related costs of $0.8 million which was consistent with the increase in our SG&A headcount, an increase in our sales-related travel expenditures of $0.4 million consistent with increased revenue, partially offset by redirecting efforts to R&D activities reducing SG& A by $1.1 million. Operating lease expenses decreased $0.1 million for the three months ended March 31, 2005 compared the same period of previous year. This was primarily due to the termination of our leases in bankruptcy and negotiation of a new lease agreement following the emergence from bankruptcy. We expect our SG&A expenses to increase due to the on-going compliance costs relating to Sarbanes-Oxley Section 404.

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

Amortization of Intangible Assets

Total amortization expense for the three months ended March 31, 2005 and 2004 were both approximately $2.7 million, primarily relating to core technology and product technology intangible assets recorded upon adoption of fresh-start accounting, which was recorded in cost of revenue.

As of March 31, 2005, we expect the amortization of intangible assets for future periods to be as follows:

Estimated Amortization of Intangible Assets (In thousands)
Remaining 2005	$7,962
2006	10,615
2007	10,615
2008	10,615
2009 and after	23,824

Total amortization of intangible assets	$63,631

Stock-Based Compensation

Stock-based compensation decreased $4.3 million to $1.0 million in the three months ended March 31, 2005 from the same period of previous year. The decrease in stock-based compensation expense in the current quarter was attributed to a deferred compensation charge totaling $28.2 million, which was recorded for stock options issued to employees on January 3, 2004, and is being amortized over the vesting period of the options under an accelerated method.

Other Income (Expense), net

Interest and other income (expense) decreased from expense of $483.4 million in the three months ended March 31, 2004 to income of $0.2 million, details as follow (in thousands):

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Net foreign currency gain	$1	$43
Release of restructuring liability upon termination of leases	—	71,164
Fresh-start reporting adjustments	—	(218,691)
Induced conversion charges	—	(335,809)
Interest expense	—	(54)
Interest income	148	158
Other income (expense)	16	(216)

Total Other income (expense), net	$165	$(483,405)

The net decreased was due primarily to lower bank fees and recovery of our equity investments that were previously written off of $0.1 million. We recorded $483.3 million relating to the release of restructuring liability upon termination of leases, fresh-start reporting adjustments, and induced conversion charges in connection with our emergence from Chapter 11 bankruptcy on January 2, 2004 and the adoption of fresh-start reporting. (See Notes 2 in the Notes to the condensed consolidated financial statements for further discussion).

We expect interest income to decrease as a result of the expected use of our cash to fund operations and we anticipate that there will be no significant cash requirement for interest expense.

Reorganization Items.

We incurred no reorganization costs in the three months ended March 31, 2005. We incurred $4.3 million reorganization costs in the three months ended March 31, 2004, primarily due to professionals fees related to our financial restructuring, including the Chapter 11 bankruptcy proceedings.

Provision for Income Taxes

We recorded no income tax provision or income tax benefit for the three months ended March 31, 2005, and for the three months ended March 31, 2004. The expected tax benefit that would be derived by multiplying the federal statutory rate times the loss before accretion on redeemable convertible stock has been offset by an increase in our valuation allowance for deferred tax assets. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is likely that our net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance for net deferred tax assets as of March 31, 2005 and for the period ended March 31, 2004.

Deemed Dividend and Accretion on Preferred Stock

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of our common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through March 31, 2004. For the three months ended March 31, 2005 and in the period from January 3 through March 31, 2004, we recorded $153,000 and $150,000, respectively, for the 2% accumulated quarterly dividends.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2005 consisted of approximately $43.4 million in cash and cash equivalents. This was an increase of approximately $0.8 million compared to the balance as of December 31, 2004 of $42.6 million. The primary contributors to the increase were proceeds from issuance of common stock of $2.4 million and offset by cash used in operating activities of $0.4 million, and purchases of property and equipment totaled approximately $1.2 million.

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

Cash used in operating activities was $0.4 million for the three months ended March 31, 2005, compared to $7.7 million in the three months ended March 31, 2004. Cash used in operating activities in the three months ended March 31, 2005 resulted primarily from our net loss before deemed dividend of $6.9 million, offset by depreciation of $3.0 million, amortization of intangibles of $2.7 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $0.5 million, stock-based compensation expense of $1.0 million, and working capital changes of approximately $0.7 million. Cash used in operating activities in the three months ended March 31, 2004 resulted primarily from our net loss before deemed dividend and accretion on preferred stock of $50.1 million, a release of restructuring liability upon termination of leases of $71.2 million, offset by fresh start accounting adjustments of $218.7 million, an induced conversion charge of $335.8 million, depreciation of $2.3 million, amortization of intangibles of $2.6 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $0.5 million, stock-based compensation expense of $5.3 million, and working capital changes of approximately $0.8 million.

Our primary source of operating cash flow is the collection of accounts receivable arising from sales of products to our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. At March 31, 2005 and December 31, 2004, our days sales outstanding were 51 days and 62 days, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount and the geographic mix of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. Our days payable outstanding averaged approximately 95 days and 99 days during the first quarter 2005 and 2004, respectively. The decreased is primarily due to our continued efforts to obtain favorable payment terms on our significant purchases. In the future, the timing of cash payments may be impacted by the timing and nature of credit arrangements we are able to obtain from our vendors.

Cash used in investing activities was approximately $1.2 million for the three months ended March 31, 2005, compared to $0.6 million in the three months ended March 31, 2004. The increased investing activities in the three months ended March 31, 2005 was due primarily to capital expenditures made for growth of business and support development spending in R&D. In 2005, we expect to spend approximately $8.0 million in capital expenditures.

Cash provided by financing activities was $2.4 million for the three months ended March 31, 2005, compared to approximately $29.9 million in the three months ended March 31, 2004. Cash provided by financing activities in the three months ended March 31, 2005 was primarily due to proceeds from the issuance of common stock of $2.4 million and exercise of warrants of approximately $2,000. Cash provided by financing activities in the three months ended March 31, 2004 was primarily due to proceeds from the issuance of common stock in accordance with our Employee Stock Purchase Plan of approximately $0.1 million, proceeds from the issuance of Preferred Stock of approximately $30.0 million, and exercise of warrants of approximately $59,000, offset by principal payments on capital lease obligations and borrowings of approximately $315,000.

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

On March 10, 2004, we entered into a $20.0 million asset based credit facility under an agreement (the Agreement) with Silicon Valley Bank (the Bank) that will expire on June 30, 2005. On June 24, 2004, July 30, 2004, December 12, 2004 and March 11, 2005, we amended certain provisions of the $20.0 million asset based credit facility with the Bank. The Agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuits Inc., our contract manufacturer, and for working capital and general corporate purposes as required.

Borrowings under the line of credit generally bear interest at prime rate plus 2%. If any amounts under the overadvance facility are outstanding, the Bank may demand that we either pay the amount of overadvance or permit the Bank to restrict the use of cash or securities on deposit with the Bank in an amount equal to the overadvance. We are required to meet certain financial covenants under the loan agreement including a minimum tangible net worth requirement; if the Company is not in compliance with the minimum tangible net worth requirement, the minimum tangible net worth is reset and the Company must maintain minimum cash balances of $7.0 million if the letter of credit is in place and $12.0 million if the overadvance facility is used. In certain cases, Company’s borrowings may be subject to a higher interest rate and payment of additional fees. The Bank, at its option, may also cease making advances or otherwise extending credit to us under this Agreement upon the occurrence of a number of specified events, including material adverse changes as defined in the Agreement.

As of March 31, 2005 and December 31, 2004, no borrowings or overadvances were outstanding under the facility. As of March 31, 2005, our eligible receivables were $10.7 million and its total availability, net of the $8.0 million letter of credit, was $8.7 million including the $6.0 million overadvance. We were in compliance with the financial covenants under the Agreement as of March 31, 2005 and December 31, 2004.

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

If we continue to incur losses and negative cash flows during the remainder year of 2005, we may need to raise additional funds in 2005 or 2006 to meet our long-term business objectives. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us.

In addition, we have significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	2005	2006	After 2007	Total
Lease payments due on properties we occupy	$2.0	$1.9	$1.7	$5.6
Accounts payable to contract manufacturers for inventory on hand	$10.2	$—	$—	$10.2
Payments contracted for IT systems hosting	$0.8	$1.0	$—	$1.8

In addition, we have purchase commitments with our contract manufacturer in the normal course of operations totaling approximately $10.2 million as of March 31, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Accounting for Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. The effective date for public companies originally called for by SFAS 123R was interim and annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that for public companies delays the effective date for annual, rather than interim, periods that begin after June 15, 2005. Redback is required to adopt SFAS 123R in the first quarter of fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We do not expect SFAS 151 to have a material impact on our consolidated results of operations and financial condition.

RISK FACTORS

Our operating plan is based on assumptions concerning the realization of a certain level of revenues and the control of our costs, which are difficult to predict and there is no guarantee that those goals are achievable.

Our operating plan is subject to great uncertainty because we have limited visibility into our business prospects and difficulty predicting the amount and timing of our revenue. Specifically, the sales cycle is difficult to predict with respect to our SmartEdge router products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. Our SMS revenue is expected to continue to decline during 2005 as more customers are considering or are moving to next generation DSL networks. We typically have a limited view of backlog of orders continuing into a subsequent quarter and this makes predicting our sales cycle more difficult even with an increase in our backlog. There continues to be considerable risk that we will not be able to convert the backlog to revenue, resulting in much less predictability in the sales cycle and therefore lower revenue than planned.

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

Our quarterly operating results have and are expected to continue to fluctuate significantly, which may result in volatility in the price of our quarterly securities.

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

Our customers include both direct purchasers and resellers. During the three months ended March 31, 2005, revenue from product purchases by SBC Communications and Alcatel accounted for approximately 16% and 15% of our revenue. During the three months ended March 31, 2004, revenue from product purchases by SBC Communications, Telindus, Alcatel, and Nokia accounted for approximately 25%, 12%, 11% and 10% of our revenue, respectively. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. The current consolidation in the telecommunications industry such as SBC’s proposed acquisition of AT&T and Verizon’s proposed acquisition of MCI reduces further the number of available customers and could delay purchasing decisions at our existing customers that are affected by these consolidations. The loss of any of our key customers would have a negative impact on our cash collections and significantly reduce our revenues.

Our gross margin may continue to fluctuate over time, which could harm our results of operations.

Our gross margin may continue to fluctuate in the future due to, among other things, a change in the composition of our product mix that has a greater percentage of SmartEdge sales; increasing pressure in more competitive markets, particularly in Asia and Europe, to reduce our current price levels; our ability to reduce product costs; our ability to control inventory costs and other reserves; and our ability to control and absorb fixed costs. Based on the foregoing, our gross margin could decline and our results of operations and financial position would suffer.

Although we have successfully emerged from Chapter 11 Bankruptcy, we expect to continue to incur net losses in the near future.

To date, we have not been profitable. We incurred net losses of approximately $ 7.1 million in the three months ended March 31, 2005, $68.1 million in the year ended December 31, 2004, $118.8 million during fiscal year 2003, $186.9 million in 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we continue to expend substantial funds in fiscal year 2005. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of March 31, 2005, we had cash and cash equivalents of $43.4 million.

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

Our product line expanded when we began shipping our SmartEdge router during the fourth quarter of 2001. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the third quarter of 2003, we introduced the SMS 1800 SL product and the NetOp Policy Manager products. During 2004, the revenue from SmartEdge products grew by 229% compared with revenue from SmartEdge products in 2003, but the revenue from SMS products in 2004 decreased 36% compared to 2003. For the first quarter of 2005, the revenue from SmartEdge products grew by 96% compared with revenue from SmartEdge products in the same period in 2004, but the revenue from SMS products in the first quarter 2005 decreased 41% compared to the same period in 2004. The growth of our business is dependent on customer acceptance of the new SmartEdge products. If sales of the SmartEdge products do not meet our revenue targets, our operating results, financial condition or business prospects may be negatively impacted. In addition, the sale of these new products to our customer base may negatively impact the revenue of our pre-existing products.

Our future success depends in large part on sales to companies in the telecommunications sector, and these companies continue to remain cautious with respect to new purchases.

We are highly dependent on sales to companies in the telecommunications sector. Our future depends on the financial strength of the telecommunications sector because our sales depend on the increased use and widespread adoption of broadband access services, sustained capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis), and the ability of our customers to market and sell broadband access services. If the telecommunications industry experiences another downturn or broadband deployments do not increase steadily, our customers may forego sustained or increased levels of capital investments, and reevaluate their need for our products. If the foregoing occurs, our revenues may be less than we currently anticipate, and our business will suffer.

We increasingly rely on sales in international markets, which expose us to additional risks that may affect our revenue levels.

We have become increasingly reliant on sales to international customers during the last three years. During the three months ended March 31, 2005 and 2004, we derived approximately 69% and 61%, respectively, of our net revenue from sales to international customers. Our growing international presence exposes us to risks including:

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

SmartEdge router competitive pressures may result in price reductions, reduced profit margins and lost market share, which would materially adversely affect our business, results of operations and financial condition. In addition, some of our competitors are larger public companies that have greater name recognition, broader product offerings, more extensive customer bases, more established customer support and professional services organizations, and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products, and they can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. Our competitors with large market capitalization or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. As a result of the foregoing, we may be unable to maintain a competitive position against our competitors, which could result in a decrease in sales, earnings, and cash generation.

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

Due to the complexity of both our products’ and our customers’ environments, we may not detect product defects until full deployment in our customers’ networks. Furthermore, due to the intricate nature of our products, it is possible that our products may not interoperate with our customers’ networks. This possibility is enhanced by the fact that our customers typically use our products in conjunction with products from other vendors. Regardless of whether warranty coverage exists for a product, we may be required to dedicate significant technical resources to resolve any defects or interoperability problems in order to maintain our customer relationships. If this occurs, we could experience, among other things, loss of major customers, cancellation of product orders, increased costs, delay in recognizing revenue, and damage to our reputation.

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

The Company has actively filed, patent applications but these applications may not result in the issuance of any patents. Any patent that is issued might be invalidated, circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

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

All litigation that was commenced prior to or during the course of bankruptcy was stayed once we entered bankruptcy and was handled pursuant to the Plan. However, we remain at risk of post Chapter 11 litigation claims, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc. and remain at risk of obtaining liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or liquidity.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to the Financial Accounting Standards Board pronouncements relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business. In addition, our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	software revenue recognition

•	accounting for income taxes

•	accounting for business combinations and related goodwill

If we fail to match production with product demand, we may need to incur additional costs and liabilities to meet such demand.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $1.4 million, $0.9 million and $34.4 million in 2004, 2003 and 2002, respectively. The 2004 and 2003 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

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

We may be subject to further litigation in the bankruptcy proceedings, which may result in additional liability and may be costly to litigate.

Although we have resolved substantially all of the disputed proof of claims filed in the bankruptcy proceedings, we may be subject to further claims and litigation related to the bankruptcy filing. We cannot predict the outcome of such disputes and there may be an unfavorable outcome from the Company’s perspective with respect to these disputed claims.

A small number of stockholders own a large percentage of our voting stock and could significantly influence all matters requiring stockholder approval.

Based upon information that is available to us, three stockholders each own over 10% of our outstanding voting stock: Creedon Keller & Partners, Inc. owns approximately 15%; Kopp Investment Advisors, LLC owns approximately 12% and entities affiliated with Technology Crossover Ventures own approximately 11% of voting preferred stock. In addition, TCV holds warrants, if converted, would contribute approximately 3% to TCV’s total interest. These percentages are based on the sum of the common and preferred shares outstanding as of May 3, 2005 and the warrants held by entities affiliated with TCV are included to determine their 3% interest. In the event some or all of these stockholders vote together they would be able to significantly influence all matters requiring approval by our stockholders, including new financing, the election of directors and the approval of mergers or other business combination transactions. To the extent that the interests of these stockholders are different from those of other stockholders, important company decisions may not reflect the interests of all stockholders.

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

Recent rulemaking by the Financial Accounting Standards Board will require us to expense equity compensation given to our employees and will significantly impact our operating results and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning January 1, 2006. This accounting change will reduce our reported earnings and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of March 31, 2005, we maintained cash and cash equivalents of $43.4 million in highly liquid investment vehicle.

We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

At March 31, 2005, our primary net foreign currency exposures were in Canadian dollars, Euros, Japanese Yen, and British Pounds. At March 31, 2005 we had outstanding forward contracts with amounts totaling $0.3 million. The net financial impact of foreign exchange gains and losses are recorded in interest and other income and representing non-cash gains and losses based on transactions between parent and subsidiaries. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe; and substantially all of our sales transactions are made in U.S. dollars. However, we have sales transactions made in Euros of approximately $3.9 million during the first quarter of 2005. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of March 31, 2005, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or statement of cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective to ensure that all material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 has been made known to them on a timely basis and that such information has been recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth above under Note 13—Commitments and Contingencies contained in the Notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 6, 2005, the Board of Directors of the Company approved the termination of the Redback Networks Inc. 1999 Directors’ Option Plan effective as of the adoption of the termination.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number	Description
2.1	Prepackaged Plan of Reorganization of Redback Networks, Inc. dated November 3, 2003 (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

2.2	Order Confirming Prepackaged Plan of Reorganization of Redback Networks Inc. under Chapter 11 of the Bankruptcy Code (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-K filed on March 15, 2004).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on May 15, 2001).

3.3	Certificate of Designation of the Series B Convertible Preferred Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.1	Rights Agreement, dated as of June 12, 2001, as amended on May 21, 2002, October 2, 2003 and January 5, 2004, between Redback Networks Inc., and US Stock Transfer Corporation, as Rights Agent (which is incorporated herein by reference to (i) Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2001; (ii) Exhibit 4.2 of the Registrant’s Form 8-A/A filed on May 31, 2002; (iii) Exhibit 4.3 of the Registrant’s Form 8-A/A filed on October 2, 2003; and (iv) Exhibit 4.4 of the Registrant’s Form 8-A/A filed on January 12, 2004).

4.2	Investor’s Rights Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2002).

4.3	Form of Redback Networks Inc. Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.10 of the Registrant’s Form S-4 filed on August 22, 2003 (File No. 333-108170), as amended).

4.4	Form of Series B Preferred Stock Certificate of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.5	Form of Warrant to Purchase Common Stock of Redback Networks Inc., issued to TCV IV, L.P. and TCV IV Strategic Partners, L.P. on the Closing Date (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.6	Investor Rights Agreement, dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.7	Amendment dated April 5, 2004 of Investor Rights Agreement dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.6 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.8	Securities Purchase Agreement, dated January 2, 2003, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

Exhibit Number	Description
4.9	Form of $5.00 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.8 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.10	Form of $9.50 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.9 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.11	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $5.00 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.12	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $9.50 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

10.1	Employment Agreement between Redback Networks Inc. and Kevin A. DeNuccio, dated August 17, 2001 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2001).

10.2	Redback Networks Inc. 1999 Stock Incentive Plan Notice of Restricted Stock Award to Kevin A. DeNuccio dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.3	Employment Agreement between Redback Networks Inc. and Georges Antoun, dated August 22, 2001 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002) and amendment thereto dated January 3, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.4	Employment Agreement between the Registrant and Ebrahim Abassi, dated October 2, 2001 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.5	Employment Agreement between Redback Networks Inc. and Thomas L. Cronan III dated January 15, 2003 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

10.7	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Appendix A of the Registrant’s Proxy Statement on Schedule 14A, filed on April 19, 2005.)

10.8	Redback Networks Inc. 1999 Directors’ Option Plan, as amended (which is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-4 filed February 2, 2000 (File No. 333-95947), as amended).

10.9	Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Appendix B of the Registrant’s Proxy Statement on Schedule 14A filed on April 19, 2005.)

10.10	Lease by and between CTC Associates II, LP and the Registrant, dated as of January 1, 2004 (which is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 15, 2004).

10.11	Manufacturing Services Letter Agreement between Redback Networks Inc. and Jabil Circuit Inc. dated September 14, 2000 (which is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

Exhibit Number	Description
10.12	Financing Agreement, dated as of November 12, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2003).

10.13	Amendment Number One, dated December 3, 2003, to Financing Agreement by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 15, 2004).

10.14	Termination letter relating to Financing Agreement, dated as of November 12, 2003 and amended December 3, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 15, 2004).

10.15	Letter of Credit issued by Silicon Valley Bank on behalf of the Registrant, dated January 5, 2004 (which is incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 15, 2004).

10.16	Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 10, 2004 (which is incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K filed on March 15, 2004).

10.17	Settlement Agreement, dated February 11, 2004, between Redback Networks Inc. and Chanin Capital Partners, LLC (which is incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.18	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Roy D. Behren (which is incorporated herein by reference to Exhibit 10.18 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.19	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Martin A. Kaplan (which is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.20	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and William H. Kurtz (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.21	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated June 24, 2004 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.22	Amendment No. 1 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated July 30, 2004 (which is incorporated herein by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.23	Amendment to the Employment Agreement between the Registrant and Ebrahim Abassi, dated June 21, 2004 (which is incorporated herein by reference to Exhibit 10.23 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.24	Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.25	Form of Stock Option Agreement for use under the Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

Exhibit Number	Description
10.26	Offer letter agreement between the Registrant and Scott Marshall dated September 13, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.27	Amendment No. 2 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated September 21, 2004 (which is incorporated herein by reference to Exhibit 10.27 of Registrant’s Form 10-Q filed on November 8, 2004).

10.28	Form of Stock Option Agreement for use under the Redback Networks Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.28 of Registrant’s Form 10-Q filed on November 8, 2004).

10.29	Amendment No. 3 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated December 12, 2004 (which is incorporated herein by reference to Exhibit 10.29 of Registrant’s Form 10-K filed on March 18, 2005).

10.30	Letter Amendment to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 11, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2005).

10.31(1)	Redback Networks Inc. Senior Management Bonus Plan

31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith.

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

Date: May 10, 2005