Form 10-Q
period 2005-06-30
REDBACK NETWORKS INC
filed 2005-08-09
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of July 29 2005 was 54,502,700 shares.

REDBACK NETWORKS INC.

FORM 10-Q

June 30, 2005

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and June 30 2004 (unaudited)	4

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2005, the period from January 3, 2004 through June 30, 2004 and the period from January 1, 2004 through January 2, 2004 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005, the period from January 3, 2004 through June 30, 2004, and the period from January 1, 2004 through January 2, 2004 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	39

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		44

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Successor
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$40,330	$42,558
Accounts receivable, less allowances of $231, and $140	21,339	21,892
Inventories	10,560	7,420
Other current assets	5,145	5,322

Total current assets	77,374	77,192
Property and equipment, net	17,288	16,583
Goodwill	144,394	145,083
Other intangible assets, net	60,978	66,285
Other assets	2,427	2,292

Total assets	$302,461	$307,435

LIABILITIES, PREDERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings and capital lease obligations	$2,399	$—
Accounts payable	20,921	17,258
Accrued liabilities	19,145	19,375
Deferred revenue	14,593	17,546

Total current liabilities	57,058	54,179
Other long-term liabilities	1,928	2,181

Total liabilities	58,986	56,360

Commitments and contingencies (Note 10)

Redeemable Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, 652 shares issued and outstanding	47,588	47,282

Stockholders’ equity:
Common stock: $0.0001 par value; 750,001, and 750,001 shares authorized, respectively; 54,337, and 53,147 shares issued and outstanding, respectively	281,812	277,169
Deferred stock-based compensation	(3,549)	(5,766)
Accumulated other comprehensive income	34	514
Accumulated deficit	(82,410)	(68,124)

Total stockholders’ equity	195,887	203,793

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$302,461	$307,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Successor
	Three Months ended June 30, 2005	Three Months ended June 30, 2004
Product revenue	$28,629	$25,808
Service revenue	5,926	6,507

Total revenue	34,555	32,315

Product cost of revenue (1)	10,632	9,635
Service cost of revenue (1)	2,282	2,287
Amortization	2,722	2,728

Total cost of revenue	15,636	14,650

Gross profit	18,919	17,665

Operating expenses:
Research and development (1)	15,286	12,086
Selling, general and administrative (1)	10,035	10,762
Stock-based compensation	1,009	5,201

Total operating expenses	26,330	28,049

Loss from operations	(7,411)	(10,384)

Other income (expense), net
Interest and other income, net	329	(117)
Interest expense	(1)	(1)

Other income (expense), net	328	(118)

Net loss before deemed dividend and accretion on preferred stock	(7,083)	(10,502)
Deemed dividend and accretion on preferred stock	(153)	(150)

Net loss attributable to common stockholders	$(7,236)	$(10,652)

Net loss attributable to common stockholders per share-basic and diluted	$(0.13)	$(0.20)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	54,119	52,148

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$89	$349
Research and development	217	2,236
Selling, general and administrative	703	2,616

Total	$1,009	$5,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Successor	Predecessor
	Six Months ended June 30, 2005	January 3 Through June 30, 2004	January 1 Through January 2, 2004
Product revenue	$56,964	$51,288	$—
Service revenue	11,882	11,193	—

Total revenue	68,846	62,481	—

Product cost of revenue (1)	22,166	21,603	—
Service cost of revenue (1)	4,304	4,133	—
Amortization	5,444	5,456	—

Total cost of revenue	31,914	31,192	—

Gross profit	36,932	31,289	—

Operating expenses:
Research and development (1)	29,374	23,998	—
Selling, general and administrative (1)	19,990	20,529	—
Reorganization items	—	2,787	—
Stock-based compensation	2,041	10,488	—

Total operating expenses	51,405	57,802	—

Loss from operations	(14,473)	(26,513)	—

Other income (expense), net:
Interest and other income, net	494	(132)	—
Interest expense	(1)	(55)	—
Release of restructuring liability upon termination of leases	—	—	71,164
Fresh-start adjustments	—	—	(218,691)
Induced conversion charge	—	—	(335,809)

Other income (expense), net	493	(187)	(483,336)

Loss before reorganization items	(13,980)	(26,700)	(483,336)
Reorganization items	—	—	(1,539)

Net loss before deemed dividend and accretion on preferred stock	(13,980)	(26,700)	(484,875)
Deemed dividend and accretion on preferred stock	(306)	(16,971)	—

Net loss attributable to common stockholders	$(14,286)	$(43,671)	$(484,875)

Net loss attributable to common stockholders per share-basic and diluted	$(0.27)	$(0.84)	$(2.65)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	53,795	51,761	183,009

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$178	$707	$—
Research and development	452	4,595	—
Selling, general and administrative	1,411	5,186	—

Total	$2,041	$10,488	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Six Months ended June 30, 2005	January 3 Through June 30, 2004	January 1 Through January 2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend and accretion on preferred stock	$(13,980)	$(26,700)	$(484,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of restructuring liability upon termination of leases	—	—	(71,164)
Fresh-start accounting adjustments	—	—	218,691
Induced conversion charge	—	—	335,809
Depreciation	6,698	4,780	—
Amortization of other intangible assets	5,307	5,306	—
Amortization of the fair value of warrants	958	960	—
Loss on disposal of property and equipment	42	20	—
Stock-based compensation	2,041	10,488	—
Changes in assets and liabilities:
Accounts receivable, net	553	(4,534)	—
Inventories	(5,192)	(1,782)	—
Other assets	(1,104)	566	—
Other current assets	(306)	—	—
Accounts payable	4,597	(3,240)	—
Accrued liabilities	343	460	1,539
Deferred revenue	(2,953)	5,240	—
Other long-term liabilities	146	1,947	—

Net cash used in operating activities	(2,850)	(6,489)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,056)	(1,262)	—
Changes in restricted cash, net	—	478	—

Net cash used in investing activities	(6,056)	(784)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	4,817	1,360	—
Proceeds from issuance of redeemable convertible preferred stock	—	30,016	—
Proceeds from exercise of warrants	3	64	—
Proceeds from borrowings of line of credit	2,000	—	—
Principal payments on capital lease obligations and borrowings	(142)	(335)	—

Net cash provided by financing activities	6,678	31,105	—

Net (decrease) increase in cash and cash equivalents	(2,228)	23,832	—
Cash and cash equivalents at beginning of period	42,558	20,519	20,519

Cash and cash equivalents at end of period	$40,330	$44,351	$20,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$55	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Company and Summary of Significant Accounting Policies:

Redback Networks Inc., was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment. Redback’s products enable carriers and service providers to build next generation broadband networks that can deliver high-speed access and services to consumers and businesses. Redback’s SmartEdge and Service Gateway platforms combine subscriber management systems and edge routing and, in conjunction with the NetOp™ Element and Policy Manager platform, provide an infrastructure for managing both subscribers and value-added services. These product families are designed to enable our customers to create regional and national networks that support major broadband access technologies, as well as new services such as video that these high-speed connections enable. Redback Networks maintains a growing and global customer base of more than 500 carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

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

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company (sometimes referred to in this quarterly report as the Successor Company) adopted fresh-start reporting as defined in Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants (AICPA). In accordance with fresh-start reporting, the reorganization value of the Company was allocated to the emerging entity’s specific tangible and identifiable assets. Excess reorganization value, after this allocation, was reported as “reorganization value in excess of amounts allocable to identifiable intangible assets (goodwill).” As a result of the adoption of such fresh-start reporting, the Company’s post-emergence financial statements of the Successor Company are not comparable with the financial statements of the Company prior to its emergence from bankruptcy (sometimes referred to in this quarterly report as the Predecessor Company), including the historical financial statements included in this quarterly report. (See Notes 3 to the condensed consolidated financial statements included in our 10-K filed for the year ended 2004 for further discussion).

Liquidity

During 2004, the reorganized Company has funded its operations largely through the issuance of equity securities and cash collected from operations. During the period from January 3 through December 31, 2004, the Company incurred a loss from operations of $55.9 million and negative cash flows from operations of $15.8 million. For the six months ended June 30, 2005, the Company incurred a loss from operations of $14.5 million and negative cash flows from operations of $2.9 million. Management expects operating losses to continue for at least the next six months. Management believes that its current cash and cash equivalent balances of $40.3 million are sufficient to meet its working capital requirements for at least the next 12 months. During the first six months of 2005, the Company has announced customer decisions to deploy SmartEdge products. The timing of customers moving from these decisions to large-scale deployments may vary greatly. Any adverse delays in the timing of these deployments will reduce revenue. In addition, failure to do one of the following: generate

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sufficient revenue, raise additional capital, or reduce discretionary spending could have a material adverse effect on the Company’s cash balance and the Company’s ability to achieve its intended longer-term business objectives. In addition, revenue generated from the sale of our products and services may not increase to a level that exceeds our operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company may continue to incur negative cash flow from operations. If we continue to incur losses and negative cash flows during the remainder year of 2005, we may need to raise additional funds in 2005 or 2006 to achieve our long-term business objectives. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us.

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

Revenue Recognition

Product sales are recognized as revenue, generally upon shipment, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. In instances where the Company is required to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. A reserve for sales returns is established based on historical trends in product returns. If the actual future returns differ from historical levels, our revenue could be adversely affected. Sales to resellers are generally recognized upon shipment. Our total deferred product revenue was $0.7 million and $0.9 million as of June 30, 2005 and December 31, 2004, respectively. Maintenance contract revenue is deferred and recognized ratably over the period of the contract, which is usually one to two years. Our total deferred service revenue was $13.9 million and $16.6 million as of June 30, 2005 and December 31, 2004, respectively.

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

During the six months ended June 30, 2005, the Company recorded warranty accrual based on several factors, including specifically identified issues relating to warranty claims and product and labor costs to support the claims. The decrease in reserves was due to prior period accruals no longer deemed required and usage of the accruals due to warranty claims incurred during the quarters.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal year ended December 31, 2004, the Company recorded $ 335,000 of warranty related charges in the cost of revenue on an as incurred basis. As the Company periodically assessed the adequacy of its warranty reserves, a reduction of $100,000 to the warranty reserves was recorded during the year ended December 31, 2004 through an offset to cost of revenues.

Changes in the Company’s estimated liability for product warranty are as follows (in thousands):

Warranty Reserves
Beginning balance at December 31, 2003 (Predecessor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	—

Ending balance at January 2, 2004 (Predecessor)	$2,122

Beginning balance at January 3, 2004 (Successor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	(100)

Ending balance at December 31, 2004 (Successor)	$2,022

Beginning balance at December 31, 2004 (Successor)	$2,022
Charges to costs and expenses	1,098
Warranty expenditures	(1,563)

Ending balance at June 30, 2005 (Successor)	$1,557

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents as of June 30, 2005 and December 31, 2004 include money-market accounts, totaling $40.3 million and $42.6 million, respectively. In addition, the Company held foreign currencies in EURO at the end of June 30, 2005 in the amount equivalent to $2.0 million. The Company held foreign currencies in Euro and British Pound Sterling at the end of December 31, 2004 in the amount equivalent to $1.1 million.

Concentration of Risk and Significant Customers

During the three months ended June 30, 2005, four customers accounted for 13%, 11%, 11% and 10% of the Company’s total revenue, respectively. During the three months ended June 30, 2004, one customer accounted for 31% of the Company’s revenue. During the six months ended June 30, 2005, two customers accounted for 13% and 10% of the Company’s total revenue, respectively. During the six months ended June 30, 2004, one customer accounted for 28% of the Company’s revenue. As of June 30, 2005, three customers accounted for 21%, 16% and 11% of the Company’s total gross accounts receivables. As of December 31, 2004, one customer accounted for 18% of the Company’s total gross accounts receivables.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation. Expense associated with stock-based compensation is amortized on

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an accelerated basis under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss attributable to common stockholders and basic and diluted net loss attributable to common stockholders per share as if the fair value based method had been applied to all awards. For the three months ended June 30, 2005 and 2004, six months ended June 30, 2005, the period from January 3, 2004 through June 30, 2004, and the period from January 1 through January 2, 2004, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Successor		Successor	Successor	Predecessor
	Three Months ended		Six Months ended June 30, 2005	January 3 Through June 30, 2004	January 1 Through January 2, 2004
	June 30, 2005	June 30, 2004
Net loss attributable to common stockholders:
As reported	$(7,236)	$(10,652)	$(14,286)	$(43,671)	$(484,875)
Add: Stock-based compensation expense included in reported net loss	1,009	5,201	2,041	10,488	—
Deduct: Stock-based compensation expense determined under the fair value based method for all awards (1)	(2,809)	(7,073)	(5,154)	(14,099)	—

Pro forma	$(9,036)	$(12,524)	$(17,399)	$(47,282)	$(484,875)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.13)	$(0.20)	$(0.27)	$(0.84)	$(2.65)

Pro forma	$(0.17)	$(0.24)	$(0.32)	$(0.91)	$(2.65)

(1)	Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to pro forma stock option expense.

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

For the period from January 3 through June 30, 2004, the stock compensation expense amount was adjusted to approximately $14.1 million from $14.2 million as previously reported to reflect lower calculated fair values for employee stock options. The adjustment was required because the Company’s estimate of the fair value of employee stock options was incorrectly based on a higher expected life rather than the three year expected life intended by management, as well as certain assumptions regarding market value and volatility. The revised stock-based compensation expense did not have a material impact on the pro forma loss per share.

In January 2004, all of the outstanding stock options as of December 31, 2003 were cancelled in connection with the Company’s emergence from Chapter 11 bankruptcy. Options were then granted to substantially all employees on January 3, 2004, at an exercise price of $4.60 per share, vesting over three years. A deferred compensation charge totaling $28.2 million was recorded in the period from January 3, 2004 through December 31,

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 and is being amortized over the vesting period of the options under an accelerated method. For the three months ended June 30, 2005 and 2004, amortization of deferred stock compensation was $1.0 million and $5.2 million, respectively. For the six months ended June 30, 2005 and the period from January 3 through June 30, 2004, amortization of deferred stock compensation was $2.0 million and $10.5 million, respectively.

Recent Accounting Pronouncements

In June 2005 the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123(R). Compensation expense calculated under SFAS 123(R) may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. The effective date for public companies originally called for by SFAS 123(R) was interim and annual periods beginning after June 15, 2005.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between FAS (123) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SAB 107 creates a frame work that is premised on two overarching themes: (i) considerable judgment exercised by preparers to successfully implement FAS 123(R), mainly when valuing employee stock options; and (ii) reasonable individuals, acting in good faith, may conclude differently about the fair value of employee stock options. Therefore, situations in which there is only one acceptable fair-value estimate are expected to be rare. In April 2005, the SEC approved a new rule that for public companies delays the effective date for annual, rather than interim, periods that begin after June 15, 2005. We are currently reviewing the impact of implementing SFAS 123R and SAB 107 on our consolidated financial statements and will adopt SFAS 123(R) by the first quarter of fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. The Company does not expect SFAS 151 to have a material impact on our consolidated results of operations and financial condition.

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

The Company did not incur reorganization costs during the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005, the company did not incur any reorganization costs. For the period from January 3, 2004 through December 31, 2004, and the period from January 1, 2004 through January 2, 2004, reorganization costs were $1.6 million and $1.5 million, respectively. Reorganization costs included fees to professionals related to the Company’s financial restructuring, including Chapter 11 bankruptcy proceedings.

Note 3. Goodwill and Other Intangible Assets

The following is a summary of intangible assets, net (in thousands):

	Successor	Successor
	June 30, 2005	December 31, 2004
Intangible assets, net
Existing technology	$76,900	$76,900
Less: Accumulated amortization	(15,922)	(10,615)

	$60,978	$66,285

The amortization of intangible assets for the three months ended June 30, 2005 and 2004 were both $2.7 million. The amortization of intangible assets for the six months ended June 30, 2005 and the period from January 3 through June 30, 2004, were both $5.3 million. The decrease in three and six months June 30, 2005 when compared to the previous year, were related to the development of our core and product technology intangible assets being amortized over their estimated lives ranging from 5 to 9 years. The Company expects amortization expense of intangible assets to be $2.7 million quarterly for the remainder year of 2005 and future years, assuming no future impairments of these intangible assets or additions as a result of business combinations.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Income Taxes

The Company recorded no income tax provision or income tax benefit for the six months ended June 30, 2005, and the period from January 3 through June 30, 2004. The expected tax benefit that would be derived by multiplying the federal statutory rate times the loss before accretion on redeemable convertible stock has been offset by an increase in the valuation allowance for deferred tax assets. Due to the Company’s history of cumulative operating losses, the Company concluded that, after considering all the available objective evidence, it is likely the Company’s net deferred tax assets will not be realized. Accordingly, the Company recorded a full valuation allowance for net deferred tax assets as of June 30, 2005 and for the period ended June 30, 2004.

Note 5. Balance Sheet Components (in thousands):

	Successor	Successor
	As of June 30, 2005	As of December 31, 2004
Inventories
Raw materials and work in process	$1,078	$1,419
Finished assemblies	9,482	6,001

Total inventories	$10,560	$7,420

Property and equipment, net
Machinery and computer equipment	$21,387	$15,919
Software	3,652	3,879
Leasehold improvements	4,388	4,378
Spares	4,384	3,443
Furniture and fixtures	1,142	1,173

Total property and equipment	34,953	28,792
Less: Accumulated depreciation and amortization	(17,665)	(12,209)

Total property and equipment, net	$17,288	$16,583

Other Assets
Fair value of lease related warrants	$638	$1,596
Prepaid Licenses	1,158	—
Deposits and other	631	696

Total other assets	$2,427	$2,292

Accrued Liabilities
Accrued compensation	$4,332	$3,861
Accrued inventory related commitments	2,283	2,077
Accrued warranty allowance	1,557	2,022
Accrued sales return allowance	4,801	4,801
Accrued short-term tax liabilities	1,307	1,400
Other	4,865	5,214

Total accrued liabilities	$19,145	$19,375

Property and equipment includes $453,000 of computer equipment and internal-use software under capital lease as of June 30, 2005. Accumulated amortization of assets under capital lease totaled $ 78,000 at June 30, 2005.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Other Borrowings

The Company has a $20.0 million asset based credit facility with Silicon Valley Bank as amended, which expires on August 30, 2005. The credit facility is available for cash borrowings and for the issuance of letter of credit up to $20.0 million. The loan agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuits Inc., the Company’s contract manufacturer, and for working capital and general corporate purposes as required. As of June 30, 2005, the Company had borrowings in the amount of $2.0 million and an $8.0 million irrevocable standby letter of credit outstanding under the facility. Borrowings under the line of credit generally bear interest at prime rate plus 2%. If any amounts under the overadvance facility are outstanding, the Bank may demand that the Company either pay the amount of overadvance or permit the Bank to restrict the use of cash or securities on deposit with the Bank in an amount equal to the overadvance. The Company is required to meet certain financial covenants under the facility including a minimum tangible net worth requirement. If the Company does not comply with the minimum tangible net worth requirement, the minimum tangible net worth is reset and the Company must maintain minimum cash balances of $7.0 million if the letter of credit is in place and $12.0 million if the overadvance facility is used. In certain cases, the Company’s borrowings may be subject to a higher interest rate and payment of additional fees. The Bank, at its option, may also cease making advances or otherwise extending credit to the Company under this facility upon the occurrence of a number of specified events, including material adverse changes as defined in the loan agreement.

As of June 30, 2005, the Company was in compliance with all the financial covenants under the credit facility. The following is a summary of the Company’s availability under the credit facility (in millions):

As of June 30, 2005
Eligible receivables balance	$10.4
Less: Borrowings	(2.0)
Letter of Credit	(8.0)
Plus: Overadvance	6.0

Total availability	$6.4

On June 29, 2005, the Company amended its irrevocable standby letter of credit issued on behalf of the Company to Jabil Circuits Inc., to extend the expiration date from June 30, 2005 to June 30, 2006. In addition, on June 30, 2005, the Company entered into an amendment to the credit facility agreement to extend the maturity date to August 30, 2005.

Note 7. Accounting for Derivative Financial Instruments

Foreign Currency Exchange Rate Risk

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. The Company recorded net foreign currency transaction gains (losses) in other income (expense), net, primarily due to short-term intercompany payables and receivables resulting from transactions between parent and subsidiaries.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2005, the Company held net foreign currency forward contracts to hedge its future cash outflows to its subsidiaries with an aggregate face value of approximately $0.4 million to mitigate future payments in Euros related to funding requirements for its subsidiaries. The Company records these contracts at fair value and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balance being hedged. The net financial impact of foreign exchange gains and losses is recorded in other income (expense), net. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes.

Note 8. Comprehensive Loss

Total comprehensive loss includes the Company’s net losses and other comprehensive loss, which includes certain changes in stockholders’ equity that are excluded from net loss. Specifically, comprehensive loss consists of net unrealized gain (loss) on investments and cumulative translation adjustments. A summary of the comprehensive loss for the periods indicated is as follows (in thousands):

	Successor		Successor		Predecessor
	Three Months Ended		Six Months Ended June 30, 2005	January 3 Through June 30, 2004	January 1 Through January 2, 2004
	June 30, 2005	June 30, 2004
Net loss	$(7,236)	$(10,652)	$(14,286)	$(43,671)	$(484,875)
Change in unrealized translation gain (loss) on investments	(107)	(20)	(174)	—	—
Cumulative translation adjustments	(306)	69	(306)	(88)	—

Comprehensive loss	$(7,649)	$(10,603)	$(14,766)	$(43,759)	$(484,875)

Note 9. Net Loss Attributable to Common Stockholders per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Successor		Successor	Successor
	Three Months ended		Six Months ended June 30, 2005	January 3 Through June 30, 2004
	June 30, 2005	June 30, 2004
Numerator:
Net loss attributable to common stockholders	$(7,236)	$(10,652)	$(14,286)	$(43,671)

Denominator:
Weighted average common shares outstanding	54,119	52,148	53,795	51,761

Denominator for basic and diluted calculations	54,119	52,148	53,795	51,761

Loss per share—basic and diluted	$(0.13)	$(0.20)	$(0.27)	$(0.84)

As fully described in Note 13 in the Notes to the condensed consolidated financial statements in our Form 10K filed for the year ended December 31, 2004, all of the outstanding stock options as of December 31, 2003 were cancelled on January 2, 2004 in connection with the Company’s emergence from bankruptcy. However, new options totaling 8.8 million were granted to substantially all employees on January 3, 2004.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following equity instruments have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive (in thousands):

	Successor	Successor
	As of June 30, 2005	As of June 30, 2004
Options to purchase common stock at exercise price of $5.19 and $5.56 per share, respectively	11,548	8,817
Series B Convertible Preferred Stock (at one for ten ratio)	6,517	6,517
Warrants to purchase common stock at exercise price of $5.00 per share	4,931	4,932
Warrants to purchase common stock at exercise price of $9.50 per share	3,444	3,444

Total	26,440	23,710

Note 10. Commitments and Contingencies

Inventory Commitments

In addition to amounts accrued in the condensed consolidated financial statements, the Company had future commitments to purchase inventory of approximately $9.3 million as of June 30, 2005.

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2010. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for the three months ended June 30, 2005 and 2004 was $0.7 million and $1.0 million, respectively. Rental expense for the six months ended June 30, 2005 and the period from January 3 through June 30, 2004 was $1.4 million and $1.9 million, respectively. As part of the Plan, the Company rejected all US based operating leases and entered into new agreements effective January 3, 2004. In connection with the lease of its corporate headquarters, the Company issued two warrants to the landlord, each to purchase 677,452 shares of common stock at $5.00 and $9.50 per share. The warrants were valued using the Black-Scholes option-pricing model, establishing a value of $5.4 million, which has been recorded as a deferred charge and is being amortized over the life of the lease. (See Note 1 to the condensed consolidated financial statements in our 10K for the year ended December 31, 2004 for further discussion).

Gross future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Remaining 2005	$27	$1,346
2006	372	1,940
2007	100	522
2008	—	522
2009	—	522
2010	—	49

Total minimum lease payments	$499	$4,901

Less: Current portion	399

Non current portion of capital lease obligaitons	$100

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

On January 16, 2004, certain of the Company’s current and former officers and directors were named as defendants in a putative shareholder derivative complaint filed in the Superior Court of the State of California for the County of San Mateo. The complaint, captioned Pamela Plotkin, Derivatively on Behalf of Redback Networks, Inc., v. Kevin A. DeNuccio, et al. purported to allege violations of California Corporations Code § 25402, breaches of fiduciary duties, abuse of control, gross mismanagement, and waste of corporate assets by the various defendants in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaint sought damages in an unspecified amount, equitable relief, restitution and costs, purportedly on behalf of the Company. On April 19, 2004, the plaintiff voluntarily filed with the court a request for dismissal of the derivative case (without prejudice), which was entered by the court on April 20, 2004. Subsequently, the Company’s Board of Directors received a demand letter from plaintiff Plotkin requesting the investigation of certain matters. In December 2004, the Board of Directors responded to plaintiff Plotkin that it had completed its investigation and that no further actions were required. On July 12, 2005, the Company was served with a notice of intent to apply for a Writ of Mandate by the plaintiff. On July 22, 2005, the Company was served with a petition for Writ of Mandate to produce books and records. The Company intends to vigorously defend itself in this matter.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of the Company’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaints sought damages in an unspecified amount. On August 24, 2004, the Court-appointed lead plaintiff filed a consolidated complaint asserting claims on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 against 16 of the Company’s current or former officers and directors for alleged violations of the federal securities laws. The consolidated complaint sought damages in an unspecified amount. On January 21, 2005, the Court entered an order dismissing the consolidated complaint without leave to amend with regard to five of the Redback-related defendants and with leave to amend with regard to the remaining 11 Redback-related defendants. On March 29, 2005, lead plaintiff filed a first amended consolidated complaint asserting claims on behalf of purchasers of the Company’s common stock from November 27, 1999 through October 10, 2003 against 11 of the Company’s current or former officers and directors for alleged violations of the federal securities laws. On May 6, 2005, lead plaintiff filed a revised first amended consolidated complaint to add and change its allegations regarding loss causation. On May 25, 2005, the Court granted lead plaintiff’s motion to reconsider the dismissal regarding one of the Redback-related defendants. The current complaint seeks damages in an unspecified amount. On June 10, 2005, defendants filed a motion to dismiss the second revised first amended consolidated complaint. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the claims.

As previously disclosed, on November 3, 2003, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. The petition was filed with the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The petition was filed solely with respect to the Company and did not include any of the Company’s subsidiaries. The Company has examined the claims asserted against it in its Chapter 11 case. Claims that were deemed allowed pursuant to the plan of reorganization, which was

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approved by the Bankruptcy Court on December 19, 2003 (the Plan), were treated in accordance with the provisions thereof. To the extent that the Company disputed any of the claims asserted against it, the Company was authorized to file an objection to such claims. The Company filed five (5) omnibus objections to claims in the Bankruptcy Court pursuant to which it sought to reduce and/or disallow certain proofs of claim filed in the Company’s Chapter 11 case. The Company has resolved substantially all of the disputed proof of claims filed in the bankruptcy proceeding. However, the Company may be subject to further claims and litigation related to the bankruptcy filing.

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

Note 11. Segment Information:

Net revenue and net long-lived assets classified by major geographic areas in which the Company operates were as follows (in thousands) :

	Successor		Successor	Successor
	Three Months ended		Six Months ended June 30, 2005	January 3 Through June 30, 2004
	June 30, 2005	June 30, 2004
Net revenue:
United States	$10,815	$14,602	$21,355	$26,198
Europe	15,763	10,741	28,551	22,913
Asia-Pacific	7,977	6,972	18,940	13,370

Total	$34,555	$32,315	$68,846	$62,481

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor	Successor
	As of June 30, 2005	As of December 31, 2004
Net long-lived assets:
United States	$15,670	$14,635
Canada	1,150	1,540
Other	468	408

Total	$17,288	$16,583

The Company’s products are grouped into two product lines: SmartEdge and SMS product lines. The SmartEdge product line includes the SmartEdge 800, the SmartEdge 400 products and the NetOp software products. The SMS product line includes the SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. Presented below are Redback’s sales by product lines (in thousands):

	Successor		Successor	Successor
	Three Months ended		Six Months ended June 30, 2005	January 3 Through June 30, 2004
	June 30, 2005	June 30, 2004
SmartEdge product line	$18,343	$8,570	$37,361	$18,237
SMS product line	$10,286	$17,238	$19,603	$33,051

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

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this Report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our product and marketing strategy; our expectation of continued growth in revenue for the remainder of 2005; our expected gross margins during the remainder of 2005; our future R&D and SG&A expenses; interest income and the cash requirement for interest expenses relating to credit facilities; our estimated future capital expenditures; our expectation regarding the outcome of pending litigation; and our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months. These forward-looking statements, wherever they occur in this Report, are estimates reflecting the best judgment of the senior management of Redback. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Therefore, these forward-looking statements should be considered in light of various important factors, including those set forth in this Report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

General

We are a leading provider of advanced telecommunications networking equipment. Our products enable carriers and service providers to build next generation broadband networks that can deliver high-speed access and services to consumers and businesses. Our SmartEdge and Service Gateway platforms combine subscriber management, ethernet aggregation and edge routing and, in conjunction with the NetOp™ Element and Policy Manager platform, provide an infrastructure for managing both subscribers and value-added services. These product families are designed to enable our customers to create regional and national networks that support major broadband access technologies, as well as new services such as video that these high-speed connections enable. We maintain a growing and global customer base of more than 500 carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

Period Comparisons

Our results of operations after January 2, 2004 and our consolidated balance sheet at June 30, 2005 are not comparable to the results of operations prior to January 2, 2004 due to our adoption of fresh-start reporting upon our emergence from bankruptcy. However, such differences in our results of operations and balance sheet relate primarily to depreciation of property, plant and equipment, amortization of stock-based compensation and other intangible assets, interest expense and reorganization expenses. Additionally, these differences in our balance sheets relate primarily to property, plant, and equipment, intangible and other assets, goodwill and lease related restructuring accruals. Certain amounts, such as net sales and certain expenses, were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, the following discussion of our operating results for 2004 are presented on a combined basis covering our Predecessor Company operating results for the period from January 1, 2004 through January 2, 2004 and our Successor Company operating results following emergence from bankruptcy for the period from January 3, 2004 through June 30, 2004.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Three Months ended June 30, 2005	% Change	Three Months ended June 30, 2004	Six Months ended June 30, 2005	% Change	Six Months ended June 30, 2004
Statement of Operations Data:
Product revenue	$28,629	11%	$25,808	$56,964	11%	$51,288
Service revenue	5,926	(9)%	6,507	11,882	6%	11,193

Total revenue	34,555	7%	32,315	68,846	10%	62,481

Product cost of revenue	10,632	10%	9,635	22,166	3%	21,603
Service cost of revenue	2,282	(0)%	2,287	4,304	4%	4,133
Amortization	2,722	(0)%	2,728	5,444	(0)%	5,456

Total cost of revenue	15,636	7%	14,650	31,914	2%	31,192

Gross profit	18,919	7%	17,665	36,932	18%	31,289

Operating expenses:
Research and development	15,286	26%	12,086	29,374	22%	23,998
Selling, general and administrative	10,035	(7)%	10,762	19,990	(3)%	20,529
Reorganization items	—	0%	—	—	(100)%	2,787
Stock-based compensation	1,009	(81)%	5,201	2,041	(81)%	10,488

Total operating expenses	26,330	(6)%	28,049	51,405	(11)%	57,802

Loss from operations	(7,411)	(29)%	(10,384)	(14,473)	(45)%	(26,513)

Other income (expense), net:
Interest and other income (expense), net	329	(381)%	(117)	494	(474)%	(132)
Interest expense	(1)	0%	(1)	(1)	(98)%	(55)
Release of restructuring liability upon termination of leases	—	0%	—	—	(100)%	71,164
Fresh-start adjustments	—	0%	—	—	100%	(218,691)
Induced conversion charge	—	0%	—	—	100%	(335,809)

Total other income (expense), net	328	(380)%	(118)	493	(100)%	(483,523)

Net loss before reorganization items	(7,083)	(33)%	(10,502)	(13,980)	(97)%	(510,036)
Reorganization items	—	0%	—	—	(100)%	(1,539)

Loss before deemed dividend and accretion on preferred stock	(7,083)	(33)%	(10,502)	(13,980)	(97)%	(511,575)
Deemed dividend and accretion on preferred stock	(153)	2%	(150)	(306)	(98)%	(16,971)

Net loss attributable to common stockholders	$(7,236)	(32)%	$(10,652)	$(14,286)	(97)%	$(528,546)

Net Revenue

Our net revenue increased 7% to $34.6 million in the three months ended June 30, 2005 from $32.3 million in the prior year comparative period. The net revenue increased was primarily related to an increase in our next generation SmartEdge product revenue partially offset by a reduction in our SMS product revenue. Net revenue increased 10 % to $68.8 million in the six months ended June 30, 2005 from $62.5 million in the prior year comparative period. Unit volume sales of our products increased approximately 50% overall in the three months ended June 30, 2005 compared to the prior year comparative period. Unit volume sales of our products increased 33% overall in the six months ended June 30, 2005 compared to the prior year comparative period.

During the three and six months ended June 30, 2005, our revenue from SmartEdge products increased 114% and 105%, respectively compared to the same period in the prior year. This increase was due to growth in customer acceptance of our SmartEdge and Service Gateway Platforms. During the three and six months ended June 30, 2005, our revenue from SMS products decreased 40% and 41%, respectively compared to the same period in the prior year. This decrease resulted primarily from anticipated decline in shipments of our SMS products as customer transition to our SmartEdge products for better reliability and functionality.

Service revenue decreased 9% to $5.9 million in the three months ended June 30, 2005 from $6.5 million in the prior year comparative period. The decrease in service revenue is due to lower renewals on our SMS installed base as our customer transition from SMS products to SE products that provides better reliability and functionality. For the six months ended June 30, 2005, service revenue increased 6.2% to $11.9 million from $11.2 million in the prior year comparative period due to a timing delay in certain of our support contract renewals in the first quarter of 2004. Substantially all of our service revenues related to revenues from maintenance contracts. The increases in service revenue in the six months ended June 30, 2005 is a result of higher renewals as well as multi-year contract arrangements with our customers during the first half of 2005, while we had a delay in timing of our support contract renewals in the same period of 2004.

During the first six months of 2005, the Company has announced customer decisions to deploy SmartEdge products. Our ability to predict future revenues is dependent on increased customer acceptance of our SmartEdge and Service Gateway Platforms and on the timing of securing contractual commitments from its customers. For our customers, such timing is driven, amongst other reasons, by availability of budget spending and timing of network deployment plans to promote the growth of regional, national and international networks that support major broadband access technologies as well as widespread adoption of broadband access services.

Cost of Revenue; Gross Profit

Gross profit margin remained essentially flat at 55% in the three months ended June 30, 2005 compared to the prior year comparative period. Gross profit margin improved approximately 4% in the six months ended June 30, 2005 during the comparative period of previous year. Our cost of product revenue consists primarily of amounts paid to third-party contract manufacturers, material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. Product gross profit margins increased nominally as a percentage of net product revenue for the three and six months ended June 30, 2005 compared to the same period in 2004. This increase resulted primarily from improved product margin of our SE products due to cost reductions and strong average selling price. In addition, we have higher than anticipated SMS products, which has a more favorable margin than SE products. Our SmartEdge products accounted for 64% of revenue in the second quarter of 2005 compared to 33% in 2004.

Our customer services organization expenses for the three months ended June 30, 2005 remained the same at $2.3 million compared to the same period in the prior year. Our customer services organization expenses for the six months ended June 30, 2005 increased were $0.2 million compared to the same period in the prior year. Our cost of services derived primarily by providing services under customer support contracts. These costs include material costs, repair and freight costs, labor, overhead and cost of spares used in providing support for customers under service contract. Service gross profit margins increased for the three months ended June 30, 2005 compared to the same period in the prior year.

On a forward-looking basis, we are planning our business based on the assumption that our gross profit margin will increase over the long term from the 55% gross margin reported in the quarter ended June 30, 2005 due to (i) product cost reductions from our contract manufacturer, and (ii) the ability to spread our fixed overhead costs such as manufacturing and service organization spending, over a higher assumed product sales volume. As we continue our product transition from the SMS to the SmartEdge product lines, our ability to increase our gross profit margin will vary depending on the SMS sales during any given quarter. Higher SMS sales will generally bring in higher gross profit margin. At this time, it is not possible to anticipate or quantify savings, if any, relating to future negotiations.

However, gross profit margin could be lower in the remainder of 2005, subject to a number of factors including but not limited to:

•	Continued decline in our SMS business, which is a mature business and has a high profit margin;

•	Continued competitive pressure on our SmartEdge sales, particularly in the international region, including EMEA and Asia Pacific region, which would result in lower average sales price and therefore lower product margins;

•	Higher charges from our contract manufacturer as it realizes lower economies of scale, if price levels of parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts and cost reductions. We do not currently anticipate a reduction in orders that would result in lower economies of scale for our contract manufacturer or parts shortages that could lead to higher pricing. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distribution partners. A shortage of a key component such as the strategic integrated circuits used in our products would be a risk to our business;

•	A decline in overall unit volume of sales would result in lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed. Most of our internal manufacturing operating costs, such as salaries for our operations and service department and amortization of intangibles, are fixed costs that are relatively independent of the volume of our business. If our business volume decreases, our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit;

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

Operating Expenses

Research and Development

Our research and development (R&D) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures increased 26% to $15.3 million for the three months ended June 30, 2005 from $12.1 million in the prior year comparative period, and represented 44% and 37% of net revenue in the three months ended June 30, 2005 and 2004, respectively. Our R&D expenses increased $3.2 million in the three months ended June 30, 2005 compared to the same period in the prior year primarily due to increase in salary and related expenses of $1.5 million, equipment and engineering related expenses for testing and development of products of $0.9 million and professional services of $0.4 million. For the six months ended June 30, 2005 and 2004, our R&D expenditures increased 22% to $29.4 million from $24.0 million in the prior year comparative period, and represented 43% and 38% of net revenue in the six months ended June 30, 2005 and 2004, respectively. Our R&D expenses increased $5.4 million in the six months ended June 30, 2005 compared to the same period in the prior year. The increases in our R&D expenses primarily due to increase in salary and related expenses of $2.0 million, equipment and engineering related expenses for testing and development of $1.8 million and professional services of $0.5 million. As we continue our product transition from SMS to the SmartEdge product line through increased customer wins, we may be required to accelerate development activities to support timing and nature of our customer deployment plans. As we continue to re-evaluate our product strategy, which may result in realignment in R&D resources or a change in the mix of skills of our staff. Most likely, our R&D expenses will fluctuate in future periods.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures decreased 7% to $10.0 million for the three months ended June 30, 2005 from $10.8 million in the prior year comparative period, and represented 29% and 33% of net revenue in the three months ended June 30, 2005 and 2004, respectively. Our SG&A decreased $0.7 million in the three months ended June 30, 2005 compared to the same period in the prior year primarily due to decrease in professional services of $0.5 million and selling related expenses of $0.4 million, as we reorganize functions in 2005 and redirect efforts from SG&A to SmartEdge engineering. However, our salary and related costs and travel expenses increased $0.4 million. For the six months ended June 30, 2005 and 2004, our SG&A expenditures decreased 3% to $20.0 million from $20.5 million in the prior year comparative period, and represented 29% and 33% of net revenue in the six months ended June 30, 2005 and 2004, respectively. Our SG&A expenditures decreased $3.3 million in the six months ended June 30, 2005 compared to the same period in the prior year primarily due to decreased in professional services of $3.5 million, as we reorganize functions in 2005 and redirect efforts from SG&A to SmartEdge engineering. However, our salary and related costs and travel expenses increased $0.9 million, which was consistent with increased head count and sales activity. We expect our SG&A expenses to increase as we continue to increase our direct and indirect selling efforts to generate customer wins and due to the on-going compliance costs relating to Sarbanes-Oxley Section 404.

Amortization of Intangible Assets

Total amortization expense for the three months ended June 30, 2005 and 2004 were both approximately $2.7 million, primarily relating to core technology and product technology intangible assets recorded upon adoption of fresh-start accounting, which was recorded in cost of revenue. For the six months ended June 30, 2005 and 2004 total amortization expense were both $5.4 million.

As of June 30, 2005, we expect the amortization of intangible assets for future periods to be as follows, assuming no future impairment of these intangible assets or additions as a result of business combination:

Estimated Amortization of Intangible Assets (In thousands)
Remaining 2005	$5,308
2006	10,615
2007	10,615
2008	10,615
2009 and after	23,825

Total amortization of intangible assets	$60,978

Stock-Based Compensation

Stock-based compensation decreased $4.2 million to $1.0 million in the three months ended June 30, 2005 from the same period of the previous year. Stock-based compensation decreased $8.5 million to $2.0 million in the six months ended June 30, 2005 from the same period of previous year. The decreased in stock-based compensation expense for the three and six months was attributed to a deferred compensation charge totaling $28.2 million, which was recorded for stock options issued to employees on January 3, 2004, and is being amortized over the vesting period of the options under an accelerated method.

Other Income (Expense), net

Other income (expense), net, is consisted of interest income, interest expense, realized gains and losses on foreign currency and other miscellaneous income and expense items. In addition, for the six months ended June 30, 2004, we had charges of $483.5 million relating to the release of restructuring liability upon termination of leases, fresh-start reporting adjustments, and induced conversion charges in connection with the adoption of fresh-start reporting. (See Notes 3 in the Notes to the condensed consolidated financial statements included in our 10K filed for the year ended 2004 for further discussion). Details as follows (in thousands):

	Three Months ended		Six Months ended June 30, 2005	January 3 Through June 30, 2004
	June 30, 2005	June 30, 2004
Interest income	$185	$65	$333	$223
Interest expense	(1)	(1)	(1)	(55)
Net foreign currency gain (loss)	277	(124)	278	(81)
Other income (expense)	(133)	(58)	(117)	(274)
Release of restructuring liability upon termination of leases	—	—	—	71,164
Fresh-start reporting adjustments	—	—	—	(218,691)
Induced conversion charges	—	—	—	(335,809)

Total other income (expense), net	$328	$(118)	$493	$(483,523)

Interest income increased in the three and six months ended June 30, 2005 due primarily to higher applicable interest rates on our investments compared to the same period in the previous year. Foreign exchange gain during the three and six months ended June 30, 2005 was attributable to the strengthening of the US dollar against the EURO and the British Pound compared to the same period in the previous year. Other miscellaneous income and expense items changed due primarily to lower bank fees during the three and six months ended June 30, 2005 compared to the same period in the prior year, and recovery of our equity investments that were previously written off of $0.1 million during the second quarter ended June 30, 2005.

We expect interest income to decrease as a result of the expected use of our cash to fund operations and we anticipate that there will be no significant cash requirement for interest expense.

Reorganization Items

We incurred no reorganization costs in the three months and six months ended June 30, 2005. We incurred $4.3 million of reorganization costs in the six months ended June 30, 2004, primarily due to professional fees related to our financial restructuring, including the Chapter 11 bankruptcy proceedings.

Provision for Income Taxes

We recorded no income tax provision or income tax benefit for the three months ended June 30, 2005, and for the three months ended June 30, 2004. The expected tax benefit that would be derived by multiplying the federal statutory rate times the loss before accretion on redeemable convertible stock has been offset by an increased in our valuation allowance for deferred tax assets. Due to our history of cumulative operating losses, management concluded that, after considering all the available objective evidence, it is likely that our net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance for net deferred tax assets as of June 30, 2005 and for the period ended June 30, 2004.

Deemed Dividend and Accretion on Preferred Stock

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of our common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.9 million in the period from January 3, 2004 through June 30, 2004. For the three months ended June 30, 2005 and 2004, we recorded $153,000 and $150,000, respectively, for the 2% accumulated quarterly dividends. We recorded $306,000 and $17.0 million of dividends, respectively for the six months ended June 30, 2005 and 2004.

Liquidity and Capital Resources

Our principal source of liquidity as of June 30, 2005 consisted of approximately $40.3 million in cash and cash equivalents. This was a decrease of $2.2 million compared to the balance as of December 31, 2004 of $42.6 million. The primary contributors to the decrease were purchases of property and equipment totaling approximately $6.1 million, cash used in operating activities of $2.9 million, offset by proceeds from issuance of common stock of $4.8 million and borrowings of $2.0 million from our line of credit.

Revenue generated from the sale of our products and services may not increase to a level that exceeds our expenses. Conversely, it could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Although we expect to continue to review our operating expenses, if we are not successful in achieving a cost reduction or generating sufficient revenues, our cash flow from operations will continue to be negatively impacted.

Cash used in operating activities was $2.9 million for the six months ended June 30, 2005, compared to $6.5 million in the six months ended June 30, 2004. Cash used in operating activities in the six months ended June 30, 2005 resulted primarily from our net loss before deemed dividend of $14.0 million, offset by depreciation of $6.7 million, amortization of intangibles of $5.3 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $1.0 million, stock-based compensation expense of $2.0 million, and working capital changes of approximately $3.9 million. Cash used in operating activities in the six months ended June 30, 2004 of $6.5 million, resulted primarily from our net loss before deemed dividend and accretion on preferred stock of $26.7 million, a release of restructuring liability upon termination of leases of $71.2 million, offset by fresh start accounting adjustments of $218.7 million, an induced conversion charge of $335.8 million, depreciation of $4.8 million, amortization of intangibles of $5.3 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $1.0 million, stock-based compensation expense of $10.5 million, and working capital changes of approximately $1.3 million.

Our primary source of operating cash flow is the collection of accounts receivable arising from sales of products to our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. As of June 30, 2005 and December 31, 2004, our days sales outstanding were 56 days and 62 days, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount and the geographic mix of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. Our days payable outstanding averaged approximately 143 days and 123 days during the six months ended June 30, 2005 and 2004, respectively. The increase is primarily due to augmented spending in our operations. We continue our efforts to obtain favorable payment terms on our significant purchases. In the future, the timing of cash payments may be impacted by the timing and nature of credit arrangements we are able to obtain from our vendors.

Furthermore, our operating cash flow was impacted by the increase in our inventories of $3.1 million to $10.6 million in the six months ended June 30, 2005 primarily due to a delay in shipping a sale order at the end of the second quarter. We expect to have continued pressure on our working capital as we expand our inventory in response to increase levels of purchase orders forecast to receive from our customers during the remainder of 2005.

Cash used in investing activities was approximately $6.1 million for the six months ended June 30, 2005, compared to $0.8 million in the six months ended June 30, 2004. The increased investing activities in the six months ended June 30, 2005 was due primarily to capital expenditures made for growth of business and support development spending in R&D. For the remainder of 2005, we expect to spend approximately $5.0 million in capital expenditures.

Cash provided by financing activities was $6.7 million for the six months ended June 30, 2005, compared to approximately $31.1 million in the six months ended June 30, 2004. Cash provided by financing activities in the six months ended June 30, 2005 was primarily due to proceeds from the issuance of common stock related to employee option exercises and stock purchase plan of $4.8 million, exercise of warrants of approximately $3,000 and net proceeds from borrowings on our line of credit of $2.0 million, offset by $142,000 for principal payments under capital lease obligations. Cash provided by financing activities in the six months ended June 30, 2004 was $31.1 million primarily due to proceeds from the issuance of Preferred Stock of approximately $30.0 million, proceeds from the issuance of common stock of $1.4 million, and exercise of warrants of approximately $64,000, offset by principal payments on capital lease obligations and borrowings of approximately $335,000.

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

We have a $20.0 million asset based credit facility with Silicon Valley Bank as amended, which expires on August 30, 2005. The credit facility is available for cash borrowings and for the issuance of letter of credit up to $20.0 million. The loan agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuits Inc., our contract manufacturer, and for working capital and general corporate purposes as required. As of June 30, 2005, we had borrowings in the amount of $2.0 million and an $8.0 million irrevocable standby letter of credit outstanding under the facility. Borrowings under the line of credit generally bear interest at prime rate plus 2%. If any amounts under the overadvance facility are outstanding, the Bank may demand that we either pay the amount of overadvance or permit the Bank to restrict the use of cash or securities on deposit with the Bank in an amount equal to the overadvance. We are required to meet certain financial covenants under the facility including a minimum tangible net worth requirement. If we do not comply with the minimum tangible net worth requirement, the minimum tangible net worth is reset and we must maintain minimum cash balances of $7.0 million if the letter of credit is in place and $12.0 million if the overadvance facility is used. In certain cases, our borrowings may be subject to a higher interest rate and payment of additional fees. The Bank, at its option, may also cease making advances or otherwise extending credit to us under this facility upon the occurrence of a number of specified events, including material adverse changes as defined in the loan agreement.

As of June 30, 2005, we were in compliance with all the financial covenants under the credit facility. Our eligible receivables were $10.5 million and its total availability, net of the $8.0 million letter of credit and $2.0 million borrowing, was $6.4 million, which included the $6.0 million overadvance.

On June 29, 2005, we amended our irrevocable standby letter of credit issued on behalf of us to Jabil Circuits Inc., to extend the expiration date from June 30, 2005 to June 30, 2006. In addition, on June 30, 2005, we entered into an amendment to the credit facility agreement to extend the maturity date to August 30, 2005. We plan to complete the renewal with the bank within the extension period.

On a forward-looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and capital requirements through at least the next 12 months. However, within the next 12 months, we may be required to incur higher usage of cash or seek additional financing, if certain events occur, including, but not limited to:

•	Our business increases significantly and we require additional working capital.

•	We believe it to be in our best interests to hold more working capital.

•	Our product transition from SMS to SmartEdge product line is slower than anticipated due to delays in our customers’ investment in network expansions resulting in failure to meet our revenue or collection targets and continue to incur negative cash flow and significant losses.

•	There is an unfavorable outcome on the resolution of pending litigation.

If we continue to incur losses and negative cash flows during the remainder of 2005, we may need to raise additional funds in 2005 or 2006 to meet our long-term business objectives, seek additional financing, sell assets or undertake other transactions that may seriously harm our business and financial condition. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us. Besides, additional capital may not be available at all, or may only be available on terms unfavorable to us. Any additional issuance of equity or equity-related securities could be dilutive to our stockholders.

We recorded the following significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	Remaining 2005	2006	After 2007	Total
Lease payments due on equipment lease and related borrowings	$2.0	$0.4	$0.1	$2.5
Accounts payable to contract manufacturers for inventory on hand	$12.4	$—	$—	$12.4

Total	$14.4	$0.4	$0.1	$14.9

In addition, we have purchase commitments with our contract manufacturer of $9.3 million and the following off balance sheet commitments that will occur regardless of our revenue as follows (in millions):

	Remaining 2005	2006	After 2007	Total
Lease payments due on properties we occupy	$1.3	$1.9	$1.7	$4.9
Payments contracted for IT systems hosting	$0.5	$1.0	$—	$1.5

Total	$1.8	$2.9	$1.7	$6.4

Recent Accounting Pronouncements

In June 2005 the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flow.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123(R). Compensation expense calculated under SFAS 123(R) may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. The effective date for public companies originally called for by SFAS 123(R) was interim and annual periods beginning after June 15, 2005.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS (123) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SAB 107 creates a frame work that is premised on two overarching themes: (i) considerable judgment exercised by preparers to successfully implement FAS 123(R), mainly when valuing employee stock options; and (ii) reasonable individuals, acting in good faith, may conclude differently about the fair value of employee stock options. Therefore, situations in which there is only one acceptable fair-value estimate are expected to be rare. In April 2005, the SEC approved a new rule that for public companies delays the effective date for annual, rather than interim, periods that begin after June 15, 2005. We are currently reviewing the impact of implementing SFAS 123R and SAB 107 on our consolidated financial statements and will adopt SFAS 123(R) by the first quarter of fiscal 2006.

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

Our operating plan is subject to great uncertainty because we have limited visibility into our business prospects and difficulty predicting the amount and timing of our revenue. Specifically, the sales cycle is difficult to predict with respect to our SmartEdge products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. Although our SMS revenue was higher for the second quarter of 2005 as compared to the first quarter of 2005, our SMS revenue is expected to continue to decline as more customers are considering or are moving to next generation DSL networks. We typically have a limited view of backlog of orders continuing into a subsequent quarter and this makes predicting our sales cycle more difficult. There continues to be considerable risk that we will not be able to convert the backlog to revenue, resulting in much less predictability in the sales cycle and therefore lower revenue than planned. In addition, we may incur significant additional costs prior to obtaining the related revenue in order to account for the investment in the development of new products as well as the lead times required to manufacture our products.

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

Our quarterly operating results are likely to be affected by a number of factors, including the timing of significant sales to large customers, the long sales and implementation cycles, competitive pricing pressures and our ability to control expenses. The majority of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results will likely decrease. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be above or below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely fluctuate.

There are a limited number of customers that account for a disproportionate amount of our quarterly revenue and the loss of any of these key customers would likely reduce our revenues significantly and have a negative impact on our cash position.

Our customers include both direct purchasers and resellers. During the six months ended June 30, 2005, revenue from product purchases by Alcatel and SBC Communications accounted for approximately 13% and 10% of our revenue. During the six months ended June 30, 2004, revenue from product purchases by SBC

Communications accounted for approximately 28% of our revenue. We anticipate that a large portion of our revenues will continue to depend on sales to a limited number of customers, and we do not have contracts or other agreements that guarantee continued sales to these or any other customers. The current consolidation in the telecommunications industry such as SBC’s proposed acquisition of AT&T and Verizon’s proposed acquisition of MCI reduces further the number of available customers. The loss of any of our key customers would have a negative impact on our cash collections and significantly reduce our revenues.

Our gross margin may continue to fluctuate over time, which could harm our results of operations.

Our gross margin may continue to fluctuate and be hard to predict in the future due to, among other things, a change in the composition of our product mix that has a greater percentage of SmartEdge sales; increasing pressure in more competitive markets, particularly in Asia and Europe, to reduce our current price levels; our ability to reduce product costs; our ability to control inventory costs and other reserves; and our ability to control and absorb fixed costs. Based on the foregoing, our gross margin could decline and our results of operations and financial position would suffer.

If we fail to match production with product demand, we may need to incur additional costs and liabilities to meet such demand.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $0.2 million, $1.4 million, $0.9 million and $34.4 million in 2005, 2004, 2003 and 2002, respectively. The 2005 and 2004 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

Although we have successfully emerged from Chapter 11 Bankruptcy, we expect to continue to incur net losses in the near future.

To date, we have not been profitable. We incurred net losses of approximately $14.3 million for the six months ended June 30, 2005, $68.1 million in the year ended December 31, 2004, $118.8 million during fiscal year 2003, $186.9 million in 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we continue to expend substantial funds in fiscal year 2005. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of June 30, 2005, we had cash and cash equivalents of $40.3 million.

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

Our product line expanded when we began shipping our SmartEdge during the fourth quarter of 2001. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the third quarter of 2003, we introduced the SMS 1800 SL product and the NetOp

Policy Manager products. During 2004, the revenue from SmartEdge products grew by 229% compared with revenue from SmartEdge products in 2003, but the revenue from SMS products in 2004 decreased 36% compared to 2003. For the six months ended June 30, 2005, the revenue from SmartEdge products grew by 105% compared with revenue from SmartEdge products in the same period in 2004, but the revenue from SMS products in the first six months of 2005 decreased 41% compared to the same period in 2004. The growth of our business is dependent on customer acceptance of the new SmartEdge products. If sales of the SmartEdge products do not meet our revenue targets, our operating results, financial condition or business prospects may be negatively impacted. In addition, the sale of these new products to our customer base may negatively impact the revenue of our pre-existing products.

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

We have become increasingly reliant on sales to international customers during the last three years. During the six months ended June 30, 2005 and 2004, we derived approximately 69% and 58%, respectively, of our net revenue from sales to international customers. Our growing international presence exposes us to risks including:

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

Our SmartEdge platform competes in a market characterized by new geographic builds and an upgrade cycle of swapping existing edge routers for denser next-generation routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. Our competitors are expected to continue improving their existing products and to introduce new competitive products within the next 12 months. Additional competition exists from companies who make multi-service edge devices, those who are adding subscriber management features to their existing core routers, as well as startup companies who are developing next generation technologies that may compete with our products.

SmartEdge competitive pressures may result in price reductions, reduced profit margins and lost market share, which would materially adversely affect our business, results of operations and financial condition. In addition, some of our competitors are larger public companies that have greater name recognition, broader product offerings, more extensive customer bases, more established customer support and professional services organizations, and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products, and they can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. Our competitors with large market capitalization or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. As a result of the foregoing, we may be unable to maintain a competitive position against our competitors, which could result in a decrease in sales, earnings, and cash generation.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, recent changes to the Financial Accounting Standards Board pronouncements relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business. In addition, our accounting policies that has recently been or may be affected by changes in the accounting rules are as follows:

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

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As we begin the second year of compliance, we are developing a program to perform the system and process evaluation and testing necessary to comply with these requirements on a sustained basis. Companies do not have significant experience in complying with these requirements on an ongoing and sustained basis. As a result, we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our Chief Executive Officer, Chief Financial Officer or our independent registered public accounting firm determine that our internal control over financial reporting are not effective as defined under Section 404, investor perceptions of Redback may be adversely affected and could cause a decline in the market price of our stock.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of June 30, 2005, we maintained cash and cash equivalents of $40.3 million in liquid investment vehicles. We also had capital lease with principal amounts totaling $665,000. We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

Our primary net foreign currency exposures were in Canadian Dollars, Euros, Japanese Yen, and British Pounds. As of June 30, 2005, we had outstanding forward contracts with amounts totaling $0.4 million. The net financial impact of foreign exchange gains and losses are recorded in interest and other income and representing non-cash gains and losses based on transactions between parent and subsidiaries. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe; and substantially all of our sales transactions are made in U.S. dollars. However, we have sales transactions made in Euros of approximately USD $3.6 million during the first six months of 2005. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. While we expect our international revenues to continue to be denominated predominately in U.S. Dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. As a result, our operating results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of June 30, 2005, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or statement of cash flows.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth above under Note 10—Commitments and Contingencies contained in the Notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number	Description
2.1	Prepackaged Plan of Reorganization of Redback Networks, Inc. dated November 3, 2003 (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

2.2	Order Confirming Prepackaged Plan of Reorganization of Redback Networks Inc. under Chapter 11 of the Bankruptcy Code (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-K filed on March 15, 2004).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on May 15, 2001).

3.3	Certificate of Designation of the Series B Convertible Preferred Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.1	Rights Agreement, dated as of June 12, 2001, as amended on May 21, 2002, October 2, 2003 and January 5, 2004, between Redback Networks Inc., and US Stock Transfer Corporation, as Rights Agent (which is incorporated herein by reference to (i) Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2001; (ii) Exhibit 4.2 of the Registrant’s Form 8-A/A filed on May 31, 2002; (iii) Exhibit 4.3 of the Registrant’s Form 8-A/A filed on October 2, 2003; and (iv) Exhibit 4.4 of the Registrant’s Form 8-A/A filed on January 12, 2004).

4.2	Investor’s Rights Agreement, dated as of May 21, 2002, between Redback Networks Inc. and Nokia Finance International BV (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2002).

4.3	Form of Redback Networks Inc. Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.10 of the Registrant’s Form S-4 filed on August 22, 2003 (File No. 333-108170), as amended).

4.4	Form of Series B Preferred Stock Certificate of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.5	Form of Warrant to Purchase Common Stock of Redback Networks Inc., issued to TCV IV, L.P. and TCV IV Strategic Partners, L.P. on the Closing Date (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.6	Investor Rights Agreement, dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.7	Amendment dated April 5, 2004 of Investor Rights Agreement dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.6 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.8	Securities Purchase Agreement, dated January 2, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

Exhibit Number	Description
4.9	Form of $5.00 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.8 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.10	Form of $9.50 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.9 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.11	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $5.00 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.12	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $9.50 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

10.1	Employment Agreement between Redback Networks Inc. and Kevin A. DeNuccio, dated August 17, 2001 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2001).

10.2	Redback Networks Inc. 1999 Stock Incentive Plan Notice of Restricted Stock Award to Kevin A. DeNuccio dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.3	Employment Agreement between Redback Networks Inc. and Georges Antoun, dated August 22, 2001 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002) and amendment thereto dated January 3, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.4	Employment Agreement between the Registrant and Ebrahim Abassi, dated October 2, 2001 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.5	Employment Agreement between Redback Networks Inc. and Thomas L. Cronan III dated January 15, 2003 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

10.7	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8, filed on May 27, 2005 (File No. 333-125333))

10.8	Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-8, filed on May 27, 2005 (File No. 333-125333))

10.9	Lease by and between CTC Associates II, LP and the Registrant, dated as of January 1, 2004 (which is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 15, 2004).

10.10	Manufacturing Services Letter Agreement between Redback Networks Inc. and Jabil Circuit Inc. dated September 14, 2000 (which is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

Exhibit Number	Description
10.11	Financing Agreement, dated as of November 12, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2003).

10.12	Amendment Number One, dated December 3, 2003, to Financing Agreement by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 15, 2004).

10.13	Termination letter relating to Financing Agreement, dated as of November 12, 2003 and amended December 3, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 15, 2004).

10.14	Letter of Credit issued by Silicon Valley Bank on behalf of the Registrant, dated January 5, 2004, as amended by the First and Second Amendments (which is incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 15, 2004).

10.15	Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 10, 2004 (which is incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K filed on March 15, 2004).

10.16	Settlement Agreement, dated February 11, 2004, between Redback Networks Inc. and Chanin Capital Partners, LLC (which is incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.17	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Roy D. Behren (which is incorporated herein by reference to Exhibit 10.18 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.18	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Martin A. Kaplan (which is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.19	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and William H. Kurtz (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.20	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated June 24, 2004 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.21	Amendment No. 1 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated July 30, 2004 (which is incorporated herein by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.22	Amendment to the Employment Agreement between the Registrant and Ebrahim Abassi, dated June 21, 2004 (which is incorporated herein by reference to Exhibit 10.23 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.23	Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

Exhibit Number	Description
10.24	Form of Stock Option Agreement for use under the Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.25	Offer letter agreement between the Registrant and Scott Marshall dated September 13, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.26	Amendment No. 2 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated September 21, 2004 (which is incorporated herein by reference to Exhibit 10.27 of Registrant’s Form 10-Q filed on November 8, 2004).

10.27	Form of Stock Option Agreement for use under the Redback Networks Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.28 of Registrant’s Form 10-Q filed on November 8, 2004).

10.28	Amendment No. 3 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated December 12, 2004 (which is incorporated herein by reference to Exhibit 10.29 of Registrant’s Form 10-K filed on March 18, 2005).

10.29	Letter Amendment to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 11, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2005).

10.30	Redback Networks Inc. Senior Management Bonus Plan (which is incorporated herein by reference to Exhibit 10.31 of Registrant’s Form 10-Q filed on May 10, 2005).

10.31	Amendment No. 4 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated June 30, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2005).

10.32	Third Amendment to Letter of Credit issued by Silicon Valley Bank on behalf of the Registrant, dated June 29, 2005 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 5, 2005).

31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith.

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

Date: August 9, 2005