Form 10-Q
period 2005-09-30
REDBACK NETWORKS INC
filed 2005-11-09
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2005 was 55,076,157 shares.

REDBACK NETWORKS INC.

FORM 10-Q

September 30, 2005

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and September 30, 2004 (unaudited)	4

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005, the period from January 3, 2004 through September 30, 2004 and the period from January 1, 2004 through January 2, 2004 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005, the period from January 3, 2004 through September 30, 2004, and the period from January 1, 2004 through January 2, 2004 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION	40

Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures		45

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Successor
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$42,516	$42,558
Accounts receivable, less allowances of $231 and $140	18,582	21,892
Inventories	11,867	7,420
Other current assets	6,792	5,322

Total current assets	79,757	77,192
Property and equipment, net	15,146	16,583
Goodwill	144,610	145,083
Other intangible assets, net	58,324	66,285
Other assets	1,801	2,292

Total assets	$299,638	$307,435

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings and capital lease obligations	$2,399	$—
Accounts payable	19,369	17,258
Accrued liabilities	19,957	19,375
Deferred revenue	16,530	17,546

Total current liabilities	58,255	54,179
Other long-term liabilities	1,515	2,181

Total liabilities	59,770	56,360

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock: $0.0001 par value; 10,000 shares authorized, 652 shares issued and outstanding	47,743	47,282
Stockholders’ equity:
Common stock: $0.0001 par value; 750,001 and 750,001 shares authorized, respectively; 54,955, and 53,147 shares issued and outstanding, respectively	284,597	277,169
Deferred stock-based compensation	(2,507)	(5,766)
Accumulated other comprehensive income	845	514
Accumulated deficit	(90,810)	(68,124)

Total stockholders’ equity	192,125	203,793

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$299,638	$307,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Successor
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Product revenue	$30,244	$14,850
Service revenue	6,187	6,156

Total revenue	36,431	21,006

Product cost of revenue (1)	13,469	7,152
Service cost of revenue (1)	2,149	2,215
Amortization	2,726	2,728

Total cost of revenue	18,344	12,095

Gross profit	18,087	8,911

Operating expenses:
Research and development (1)	14,223	11,897
Selling, general and administrative (1)	10,448	9,978
Stock-based compensation	984	4,880

Total operating expenses	25,655	26,755

Loss from operations	(7,568)	(17,844)

Other income (expense), net:
Interest and other income (expense), net	(674)	5,511
Interest expense	(3)	—

Other income (expense), net	(677)	5,511

Net loss before deemed dividend and accretion on preferred stock	(8,245)	(12,333)
Deemed dividend and accretion on preferred stock	(155)	(143)

Net loss attributable to common stockholders	$(8,400)	$(12,476)

Net loss per share attributable to common stockholders-basic and diluted	$(0.15)	$(0.24)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	54,649	52,538

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$87	$345
Research and development	205	1,969
Selling, general and administrative	692	2,566

Total	$984	$4,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2005	January 3 Through September 30, 2004	January 1 Through January 2, 2004
Product revenue	$87,208	$66,138	$—
Service revenue	18,069	17,349	—

Total revenue	105,277	83,487	—

Product cost of revenue (1)	35,635	28,755	—
Service cost of revenue (1)	6,453	6,348	—
Amortization	8,170	8,184	—

Total cost of revenue	50,258	43,287	—

Gross profit	55,019	40,200	—

Operating expenses:
Research and development (1)	43,597	35,895	—
Selling, general and administrative (1)	30,438	30,507	—
Reorganization items	—	2,787	—
Stock-based compensation	3,025	15,368	—

Total operating expenses	77,060	84,557	—

Loss from operations	(22,041)	(44,357)	—

Other income (expense), net:
Interest and other income (expense), net	(180)	5,379	—
Interest expense	(4)	(55)	—
Release of restructuring liability upon termination of leases	—	—	71,164
Fresh-start adjustments	—	—	(218,691)
Induced conversion charge	—	—	(335,809)

Other income (expense), net	(184)	5,324	(483,336)

Loss before reorganization items	(22,225)	(39,033)	(483,336)
Reorganization items	—	—	(1,539)

Net loss before deemed dividend and accretion on preferred stock	(22,225)	(39,033)	(484,875)
Deemed dividend and accretion on preferred stock	(461)	(17,114)	—

Net loss attributable to common stockholders	$(22,686)	$(56,147)	$(484,875)

Net loss per share attributable to common stockholders-basic and diluted	$(0.42)	$(1.08)	$(2.65)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	54,081	52,032	183,009

(1) Amounts exclude stock-based compensation as follows:
Cost of revenue	$265	$1,052	$—
Research and development	657	6,564	—
Selling, general and administrative	2,103	7,752	—

Total	$3,025	$15,368	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2005	January 3 Through September 30, 2004	January 1 Through January 2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend and accretion on preferred stock	$(22,225)	$(39,033)	$(484,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of restructuring liability upon termination of leases	—	—	(71,164)
Fresh-start accounting adjustments	—	—	218,691
Induced conversion charge	—	—	335,809
Depreciation	10,589	7,437	—
Amortization of other intangible assets	7,961	7,957	—
Amortization of the fair value of warrants	1,437	1,440	—
Loss on disposal of property and equipment	42	20	—
Stock-based compensation	3,025	15,368	—
Gain on sale of equity investments	—	(6,028)	—
Changes in assets and liabilities:
Accounts receivable, net	3,310	3,181	—
Inventories	(7,433)	(5,612)	—
Other assets	(957)	1,872	—
Other current assets	(1,156)	—	—
Accounts payable	3,075	(3,106)	—
Accrued liabilities	1,159	(982)	1,539
Deferred revenue	(1,016)	3,162	—
Other long-term liabilities	(267)	2,116	—

Net cash used in operating activities	(2,456)	(12,208)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,080)	(1,728)	—
Proceeds from sales of equity investments	—	6,028	—
Changes in restricted cash, net	—	478	—

Net cash (used in) provided by investing activities	(7,080)	4,778	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,639	2,339	—
Proceeds from issuance of redeemable convertible preferred stock	—	30,016	—
Proceeds from exercise of warrants	24	64	—
Proceeds from borrowings of line of credit	4,000	—	—
Principal payments on capital lease obligations and borrowings	(2,169)	(335)	—

Net cash provided by financing activities	9,494	32,084	—

Net (decrease) increase in cash and cash equivalents	(42)	24,654	—
Cash and cash equivalents at beginning of period	42,558	20,519	20,519

Cash and cash equivalents at end of period	$42,516	$45,173	$20,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4	$55	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Company and Summary of Significant Accounting Policies:

Redback Networks Inc., was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment. Redback’s products enable carriers and service providers to build next generation broadband networks that can deliver high-speed access and services to consumers and businesses. Redback’s SmartEdge and Service Gateway platforms combine subscriber management systems, edge routing and ethernet aggregation and, in conjunction with the NetOp™ Element and Policy Manager platform, provide an infrastructure for managing both subscribers and value-added services. These product families are designed to enable our customers to create regional and national networks that support major broadband access technologies, as well as new services such as video that these high-speed connections enable. Redback Networks maintains a growing and global customer base of more than 500 carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Redback Networks, Inc. included here in have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. These consolidated financial statements and notes reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods presented and should be read in conjunction with the audited financial statements included in the Company’s 2004 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of results for the entire fiscal year. Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

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

Liquidity

During 2004, the reorganized Company has funded its operations largely through the issuance of equity securities and cash collected from operations. During the period from January 3 through December 31, 2004, the Company incurred a loss from operations of $55.9 million and negative cash flows from operations of $15.8 million. For the nine months ended September 30, 2005, the Company incurred a loss from operations of $22.0 million and negative cash flows from operations of $2.5 million. Management expects operating losses to continue for at least the next six months. Management believes that its current cash and cash equivalent balances of $42.5 million are sufficient to meet its working capital requirements for at least the next 12 months. During the first nine months of 2005, the Company has announced customer decisions to deploy SmartEdge products.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The timing of customers moving from these decisions to large-scale deployments may vary greatly. Any adverse delays in the timing of these deployments will reduce revenue. In addition, failure to do one of the following: generate sufficient revenue, raise additional capital, or reduce discretionary spending could have a material adverse effect on the Company’s cash balance and the Company’s ability to achieve its intended longer-term business objectives. In addition, revenue generated from the sale of our products and services may not increase to a level that exceeds our operating expenses or could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Accordingly, the Company may continue to incur negative cash flow from operations. If we continue to incur losses and negative cash flows, we may need to raise additional funds in the future to achieve our long-term business objectives. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us.

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

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Redback and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Revenue Recognition

The Company derives the majority of the revenue from sales of networking equipment, with the remaining revenue generated from service fees relating to the maintenance contracts on our products or other deliverables. The Company generally recognizes product revenue at the time of shipment, provided that persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. In instances where the Company is required to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized ratably over the contractual service period. Service maintenance contracts typically range from one to two years.

When sales arrangements that involve multiple elements, such as hardware, service contracts and other deliverables, the entire revenue is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element have been met. The Company uses the fair value method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and objective and reliable evidence of the fair value of all the undelivered elements exists. If objective and reliable evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For sale of products that contain software that is more than incidental to the sale of the hardware, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where there are undelivered elements

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that did not have an established fair-value, revenue is deferred until fair-value is established or those elements have been delivered.

Our total deferred product revenue was $3.4 million and $0.9 million as of September 30, 2005 and December 31, 2004, respectively. Our total deferred service revenue was $13.1 million and $16.6 million as of September 30, 2005 and December 31, 2004, respectively.

Warranty Reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on management analysis. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized based on several factors, including specifically identified issues relating to warranty claims and product and labor costs to support the claims. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs.

Changes in the Company’s estimated liability for product warranty are as follows (in thousands):

Warranty Reserves
Beginning balance at December 31, 2004 (Successor)	$2,022
Charges to costs and expenses	1,524
Warranty expenditures	(2,001)

Ending balance at September 30, 2005 (Successor)	$1,545

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents as of September 30, 2005 and December 31, 2004 include money-market accounts totaling $42.5 million and $42.6 million, respectively.

Concentration of Risk

As of September 30, 2005, three customers accounted for 25%, 15% and 12% of the Company’s total gross accounts receivables. As of December 31, 2004, five customers accounted for 14%, 14%, 11%, 11%, and 10% of the Company’s total gross accounts receivables.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss attributable to common stockholders and basic and diluted net loss attributable to common stockholders per share as if the fair value based method had been applied to all awards. For the three months ended September 30, 2005 and 2004, nine months ended September 30, 2005, the period from January 3, 2004 through September 30, 2004, and the period from January 1 through January 2,

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands, except per share amounts):

	Successor				Predecessor
	Three Months Ended		Nine Months Ended September 30, 2005	January 3 Through September 30, 2004	January 1 Through January 2, 2004
	September 30, 2005	September 30, 2004
Net loss attributable to common stockholders:
As reported	$(8,400)	$(12,476)	$(22,686)	$(56,147)	$(484,875)
Add: Stock-based compensation expense included in reported net loss	984	4,880	3,025	15,368	—
Deduct: Stock-based compensation expense determined under the fair value based method for all awards (1)	(3,533)	(7,045)	(8,688)	(21,144)	—

Pro forma	$(10,949)	$(14,641)	$(28,349)	$(61,923)	$(484,875)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.15)	$(0.24)	$(0.42)	$(1.08)	$(2.65)

Proforma	$(0.20)	$(0.28)	$(0.52)	$(1.19)	$(2.65)

(1)	Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to pro forma stock option expense.

The option valuation models require the input of highly subjective assumptions, including the expected life of the option, risk free interest rate and volatility. Pro forma information regarding net loss is required by SFAS 123, which requires that the information be determined as if the Company had accounted for its employee stock awards under the fair value method of SFAS 123. Because additional stock options are expected to be granted each year, the pro forma disclosures are not representative of pro forma effects on reported financial results for future years. The fair value of the options granted in all periods was estimated using the Black-Scholes method.

For the period from January 3 through September 30, 2004, the stock compensation expense determined under the fair value based method was adjusted to approximately $21.1 million from $21.7 million as previously reported to reflect lower calculated fair values for employee stock options. The adjustment was required because the Company’s estimate of the fair value of employee stock options was incorrectly based on a higher expected life rather than the three year expected life intended by management, as well as certain assumptions regarding market value and volatility. The revised stock-based compensation expense did not have a material impact on the pro forma loss per share.

In January 2004, all of the outstanding stock options as of December 31, 2003 were cancelled in connection with the Company’s emergence from Chapter 11 bankruptcy. Options were then granted to substantially all employees on January 3, 2004, at an exercise price of $4.60 per share, vesting over three years. A deferred compensation charge totaling $28.2 million was recorded in the period from January 3, 2004 through December 31, 2004 and is being amortized over the vesting period of the options under an accelerated method. For the three months ended September 30, 2005 and 2004, amortization of deferred stock compensation was approximately $1.0 million and $4.9 million, respectively. For the nine months ended September 30, 2005 and the period from January 3 through September 30, 2004, amortization of deferred stock compensation was $3.0 million and $15.4 million, respectively.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2005 the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on Redback’s consolidated financial condition, results of operations and cash flows will depend on the nature of future accounting changes adopted by Redback and the nature of transitional guidance provided in future accounting pronouncements.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123(R). The provisions under FAS123(R) differ in some important respects from the original SFAS123 and the actual effect on compensation expense of adopting FAS 123(R) will be dependent on numerous factors: including, but not limited to, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, developing the volatility and the expected term assumptions. The effective date for public companies originally called for by SFAS 123(R) was interim and annual periods beginning after June 15, 2005. In April 2005, the SEC approved a new rule that for public companies delays the effective date for annual, rather than interim, periods that begin after June 15, 2005.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s view regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SAB 107 creates a framework that is premised on two overarching themes: (i) considerable judgment exercised by preparers to successfully implement FAS 123(R), mainly when valuing employee stock options; and (ii) reasonable individuals, acting in good faith, may conclude differently about the fair value of employee stock options. Therefore, situations in which there is only one acceptable fair-value estimate are expected to be rare. We will adopt SFAS 123(R) by the first quarter of fiscal 2006.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified amount and employee wages and benefits in the ordinary course of business. On January 2, 2004, the Company emerged from bankruptcy pursuant to the terms of the Plan.

As part of the Plan, the Company issued to the stockholders prior to the effectiveness of the Plan warrants exercisable for approximately 2.6 million shares of the Company’s common stock at an exercise price of $5.00 per share and warrants exercisable for approximately 2.8 million shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants have an exercise period of 7 years. The fair value of the warrants, which was recorded as an additional induced conversion charge in the statement of operations for the period from January 1, 2004 through January 2, 2004, was $21.6 million as determined by the Company, using established valuation techniques, including a valuation performed by an independent third party. The Company did not incur reorganization costs during the three months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005, the Company did not incur any reorganization costs. For the period from January 3, 2004 through December 31, 2004, and the period from January 1, 2004 through January 2, 2004, reorganization costs were $1.6 million and $1.5 million, respectively. Reorganization costs included fees to professionals related to the Company’s financial restructuring, including Chapter 11 bankruptcy proceedings.

Note 3. Other Intangible Assets

The following is a summary of intangible assets, net (in thousands):

	Successor September 30, 2005	Successor December 31, 2004
Intangible assets, net
Existing technology	$76,900	$76,900
Less: Accumulated amortization	(18,576)	(10,615)

	$58,324	$66,285

The amortization of intangible assets for the three months ended September 30, 2005 and 2004 were both $2.7 million. The amortization of intangible assets for the nine months ended September 30, 2005 and the period from January 3 through September 30, 2004, were both $8.0 million. The amortization in the three and nine months ended September 30, 2005 was related to the development of our core and product technology intangible assets being amortized on a straight line basis over their estimated useful lives ranging from 5 to 9 years. The Company expects the amortization expense of intangible assets to be $2.7 million quarterly for the fourth quarter year of 2005 and future years, assuming no future impairments of these intangible assets or additions as a result of business combinations.

Note 4. Income Taxes

The Company recorded no income tax provision or income tax benefit, except for the foreign income taxes included in selling, general and administration expense, which were not material, for the nine months ended September 30, 2005, and the period from January 3 through September 30, 2004. The expected tax benefit that would be derived by multiplying the federal statutory rate times the loss before accretion on redeemable convertible stock has been offset by an increase in the valuation allowance for deferred tax assets. Due to our history of cumulative operating losses and after considering all available objective evidence, management concluded to reduce our deferred tax assets to the amount that is more likely than not to be realized. Accordingly, the Company recorded a full valuation allowance for the periods ended September 30, 2005 and September 30, 2004. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Balance Sheet Components (in thousands):

	Successor	Successor
	As of September 30, 2005	As of December 31, 2004
Inventories
Raw materials and work in progress	$1,029	$1,419
Finished assemblies	10,838	6,001

Total inventories	11,867	7,420

Property and equipment, net
Machinery and computer equipment	$23,090	$15,919
Software	3,689	3,879
Leasehold improvements	4,437	4,378
Spares	4,619	3,443
Furniture and fixtures	850	1,173

Total property and equipment	36,685	28,792
Less: Accumulated depreciation and amortization	(21,539)	(12,209)

Total property and equipment, net	$15,146	$16,583

Other assets
Fair value of lease related warrants	$160	$1,596
Prepaid licenses	1,026	—
Deposits and other	615	696

Total other assets	$1,801	$2,292

Accrued liabilities
Accrued compensation	$5,085	$3,861
Accrued inventory related commitments	2,077	2,077
Accrued warranty allowance	1,545	2,022
Accrued sales return allowance	4,801	4,801
Accrued short-term tax liabilities	1,677	1,400
Other	4,772	5,214

Total accrued liabilities	$19,957	$19,375

Property and equipment includes $453,000 of computer equipment and internal-use software under capital lease as of September 30, 2005. Accumulated amortization of assets under capital lease totaled $ 135,000 at September 30, 2005.

Note 6. Other Borrowings

The Company has a $20.0 million asset based credit facility with Silicon Valley Bank as amended on September 29, 2005, which expires on June 30, 2006. The credit facility is available for cash borrowings and for the issuance of a letter of credit up to $20.0 million. The loan agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuit Inc., the Company’s contract manufacturer, and for working capital and general corporate purposes as required. As of September 30, 2005, the Company had borrowings in the amount of $2.0

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million and an $8.0 million irrevocable standby letter of credit outstanding under the facility. Borrowings under the line of credit generally bear interest at prime rate plus 2%. The Company is required to meet certain financial thresholds under the facility including a minimum tangible net worth requirement. If the Company does not comply with the minimum tangible net worth requirement, certain provisions become effective, which limit the credit availability under the foreign borrowings and require the Company to repay any outstanding overadvance to the bank.

As of September 30, 2005, the Company was in compliance with all the financial threshold requirements under the credit facility. Our eligible receivables were $12.2 million and the remaining total availability, net of $8.0 million letter of credit and $2.0 million borrowing, was $8.2 million, which included the $6.0 million overadvance.

On June 29, 2005, the Company amended its irrevocable standby letter of credit issued on behalf of the Company to Jabil Circuit Inc., to extend the expiration date from June 30, 2005 to June 30, 2006.

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

The Company entered into foreign currency forward contracts to hedge its future cash outflows to its subsidiaries to mitigate future payments in Euros related to funding requirements for its subsidiaries. The Company records these contracts at fair value and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balance being hedged. The net financial impact of foreign exchange gains and losses is recorded in other income (expense), net. The Company’s policy is not to use hedges or other derivative financial instruments for speculative purposes. As of September 30, 2005 the Company had no forward contracts outstanding.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Comprehensive Loss

Total comprehensive loss includes the Company’s net loss and other comprehensive income (loss), which includes certain changes in stockholders’ equity that are excluded from net loss. Specifically, comprehensive income (loss) consists of net unrealized gain (loss) on investments and cumulative translation adjustments. A summary of the total comprehensive loss for the periods indicated is as follows (in thousands):

	Successor		Successor		Predecessor
	Three Months Ended		Nine Months Ended September 30, 2005	January 3 Through September 30, 2004	January 1 Through January 2, 2004
	September 30, 2005	September 30, 2004
Net loss	$(8,400)	$(12,476)	$(22,686)	$(56,147)	$(484,875)
Change in unrealized translation gain (loss) on investments	115	—	(59)	—	—
Cumulative translation adjustments	696	361	390	273	—

Comprehensive loss	$(7,589)	$(12,115)	$(22,355)	$(55,874)	$(484,875)

Note 9. Net Loss Attributable to Common Stockholders per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Successor		Successor	Successor
	Three Months Ended		Nine Months Ended September 30, 2005	January 3 Through September 30, 2004
	September 30, 2005	September 30, 2004
Numerator:
Net loss attributable to common stockholders	$(8,400)	$(12,476)	$(22,686)	$(56,147)

Denominator:
Weighted average common shares outstanding	54,649	52,538	54,081	52,032

Denominator for basic and diluted calculations	54,649	52,538	54,081	52,032

Loss per share—basic and diluted	$(0.15)	$(0.24)	$(0.42)	$(1.08)

The following equity instruments have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive (in thousands):

	Successor	Successor
	As of September 30, 2005	As of September 30, 2004
Options to purchase common stock at average exercise price of $5.27 and $4.80 per share, respectively	10,996	9,292
Series B Convertible Preferred Stock (at one for ten ratio)	6,517	6,517
Warrants to purchase common stock at exercise price of $5.00 per share	4,929	4,932
Warrants to purchase common stock at exercise price of $9.50 per share	3,443	3,444

Total	25,885	24,185

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Commitments and Contingencies

Inventory Commitments

In addition to amounts accrued in the condensed consolidated financial statements, the Company had future commitments to purchase inventory of approximately $10.1 million as of September 30, 2005.

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2010. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for the three months ended September 30, 2005 and 2004 was $0.7 million and $0.6 million, respectively. Rental expense for the nine months ended September 30, 2005 and the period from January 3 through September 30, 2004 was $2.1 million and $2.5 million, respectively. As part of the Plan, the Company rejected all US based operating leases and entered into new agreements effective January 3, 2004. In connection with the lease of its corporate headquarters, the Company issued two warrants to the landlord, each to purchase 677,452 shares of common stock at $5.00 and $9.50 per share. The warrants were valued using the Black-Scholes option-pricing model, establishing a value of $5.4 million, which has been recorded as a deferred charge and is being amortized over the life of the lease. (See Note 1 to the condensed consolidated financial statements in our 10K for the year ended December 31, 2004 for further discussion).

Gross future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Remaining 2005	$—	$650
2006	372	1,894
2007	100	306
2008		276
2009		80
2010		11

Total minimum lease payments	$472	$3,217

Less: Current portion	(399)

Non current portion of capital lease obligations	$73

Legal Proceedings

In May 2004, the Company’s Board of Directors received a shareholder demand letter from Pamela Plotkin requesting the investigation of certain matters. In December 2004, the Board of Directors responded to plaintiff Plotkin that it had completed its investigation and that no further actions were required. On July 12, 2005, the Company was served with a notice of intent to apply for a Writ of Mandate by the plaintiff. On July 22, 2005, the Company was served with a petition for Writ of Mandate to produce books and records. On September 12, 2005, the Company filed an answer and demurrer to plaintiff’s petition for Writ of Mandate. The Company intends to vigorously defend itself in this matter.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California. At least ten nearly identical complaints have been filed in the same court. Several of the Company’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaints sought damages in an unspecified amount. On August 24, 2004, the Court-appointed lead plaintiff filed a consolidated complaint asserting claims on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 against 16 of the Company’s current or former officers and directors for alleged violations of the federal securities laws. The consolidated complaint sought damages in an unspecified amount. On January 21, 2005, the Court entered an order dismissing the consolidated complaint without leave to amend with regard to five of the Redback-related defendants and with leave to amend with regard to the remaining 11 Redback-related defendants. On March 29, 2005, lead plaintiff filed a first amended consolidated complaint asserting claims on behalf of purchasers of the Company’s common stock from November 27, 1999 through October 10, 2003 against 11 of the Company’s current or former officers and directors for alleged violations of the federal securities laws. On May 6, 2005, lead plaintiff filed a revised first amended consolidated complaint to add and change its allegations regarding loss causation. On May 25, 2005, the Court granted lead plaintiff’s motion to reconsider the dismissal with prejudice of one of the Company’s former officers. On May 27, 2005, lead plaintiff filed a second revised first amended consolidated complaint to add allegations against that officer. The currently pending complaint seeks damages in an unspecified amount. On June 10, 2005, defendants filed a motion to dismiss the second revised first amended consolidated complaint. The argument of that motion to dismiss was held on August 10, 2005. Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors. The defendants believe that they have meritorious defenses to the claims asserted against them and intend to vigorously defend against the claims.

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

The Company is a named defendant in a shareholder class action lawsuit entitled In re Public Offering Securities Litigation. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how the Company’s underwriters of its initial public offering allegedly allocated IPO shares to the underwriters’ customers. Certain former officers were also named defendants in the suit but have since been dismissed from the case, without prejudice. Settlement discussions on behalf of the named defendants resulted in a final settlement memorandum of understanding with the plaintiffs in the case and the Company’s insurance carriers, which have been submitted to the court. The underwriters are not parties to the proposed settlement. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement including the Company. The settlement is still subject to a number of conditions, including approval of the court. If the settlement is not consummated, the Company intends to defend the lawsuit vigorously.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on its review of the complaints filed in the above actions, the Company believes that, based on current knowledge, the proceedings will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows. However, there can be no assurance that Redback will prevail and no estimate can be made of the possible range of loss associated with the resolution of these contingencies. An unfavorable outcome of these matters could have a material adverse effect on Redback’s consolidated financial position, results of operations, or cash flows. From time to time, we may be subject to other claims and proceedings that arise in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows, management’s view of these matters may change in the future due to inherent uncertainties.

Note 11. Segment Information:

Net revenue and net long-lived assets classified by major geographic areas in which the Company operates were as follows (in thousands):

	Successor		Successor	Successor
	Three Months Ended		Nine Months Ended September 30, 2005	January 3 Through September 30, 2004
	September 30, 2005	September 30, 2004
Net revenue:
North America	$16,624	$5,178	$37,977	$31,376
EMEA	7,661	7,811	36,213	30,724
Asia-Pacific	12,146	8,017	31,087	21,387

Total	$36,431	$21,006	$105,277	$83,487

	Successor	Successor
	As of September 30, 2005	As of December 31, 2004
Net long-lived assets:
United States	$13,684	$14,635
Canada	1,026	1,540
Other	436	408

Total	$15,146	$16,583

The Company’s products are grouped into two product lines: SmartEdge and SMS product lines. The SmartEdge product line includes the SmartEdge 800, the SmartEdge 400 products and the NetOp software products. The SMS product line includes the SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. Presented below are Redback’s sales by product lines (in thousands):

	Successor		Successor	Successor
	Three Months Ended		Nine Months Ended September 30, 2005	January 3 Through September 30, 2004
	September 30, 2005	September 30, 2004
SmartEdge product line	$22,117	$10,207	$59,479	$28,444
SMS product line	$8,127	$4,643	$27,729	$37,694

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

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this Report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our product and marketing strategy; our expectation of continued growth in revenue for the fourth quarter of 2005 and beyond; our expected gross margins during the fourth quarter of 2005 and beyond; our future R&D and SG&A expenses; interest income and the cash requirement for interest expenses relating to credit facilities; our estimated future capital expenditures; our expectation regarding the outcome of pending litigation; and our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months. These forward-looking statements, wherever they occur in this Report, are estimates reflecting the best judgment of the senior management of Redback. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Therefore, these forward-looking statements should be considered in light of various important factors, including those set forth in this Report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

Period Comparisons

Our results of operations after January 2, 2004 and our consolidated balance sheet at September 30, 2005 are not comparable to the results of operations prior to January 2, 2004 due to our adoption of fresh-start reporting upon our emergence from bankruptcy. However, such differences in our results of operations and balance sheet relate primarily to depreciation of property, plant and equipment, amortization of stock-based compensation and other intangible assets, interest expense and reorganization expenses. Additionally, these differences in our balance sheets relate primarily to property, plant, and equipment, intangible and other assets, goodwill and lease related restructuring accruals. Certain amounts, such as net sales and certain expenses, were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, the following discussion of our operating results for 2004 are presented on a combined basis covering our Predecessor Company operating results for the period from January 1, 2004 through January 2, 2004 and our Successor Company operating results following emergence from bankruptcy for the period from January 3, 2004 through September 30, 2004.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Three Months Ended September 30, 2005	% Change	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	% Change	Nine Months Ended September 30, 2004
Statement of Operations Data:
Product revenue	$30,244	104%	$14,850	$87,208	32%	$66,138
Service revenue	6,187	1%	6,156	18,069	4%	17,349

Total revenue	36,431	73%	21,006	105,277	26%	83,487

Product cost of revenue	13,469	88%	7,152	35,635	24%	28,755
Service cost of revenue	2,149	-3%	2,215	6,453	2%	6,348
Amortization	2,726	0%	2,728	8,170	0%	8,184

Total cost of revenue	18,344	52%	12,095	50,258	16%	43,287

Gross profit	18,087	103%	8,911	55,019	37%	40,200

Operating expenses:
Research and development	14,223	20%	11,897	43,597	21%	35,895
Selling, general and administrative	10,448	5%	9,978	30,438	0%	30,507
Reorganization items	—	0%	—	—	-100%	2,787
Stock-based compensation	984	-80%	4,880	3,025	-80%	15,368

Total operating expenses	25,655	-4%	26,755	77,060	-9%	84,557

Loss from operations	(7,568)	-58%	(17,844)	(22,041)	-50%	(44,357)
Other income (expense), net:
Interest and other income (expense), net	(674)	-112%	5,511	(180)	-103%	5,379
Interest expense	(3)	100%	—	(4)	-93%	(55)
Release of restructuring liability upon termination of leases	—	0%	—	—	-100%	71,164
Fresh-start adjustments	—	0%	—	—	100%	(218,691)
Induced conversion charge	—	0%	—	—	100%	(335,809)

Total other income (expense), net	(677)	-112%	5,511	(184)	-100%	(478,012)

Net loss before reorganization items	(8,245)	-33%	(12,333)	(22,225)	-96%	(522,369)
Reorganization items	—	0%	—	—	-100%	(1,539)

Loss before deemed dividend and accretion on preferred stock	(8,245)	-33%	(12,333)	(22,225)	-96%	(523,908)
Deemed dividend and accretion on preferred stock	(155)	8%	(143)	(461)	-97%	(17,114)

Net loss attributable to common stockholders	$(8,400)	-33%	$(12,476)	$(22,686)	-96%	$(541,022)

Net Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2005	% to Revenue	September 30, 2004	% to Revenue	September 30, 2005	% to Revenue	September 30, 2004	% to Revenue
Net Revenues:
Product revenue	$30,244	83%	$14,850	71%	$87,208	83%	$66,138	79%
Service revenue	6,187	17%	6,156	29%	18,069	17%	17,349	21%

Total net revenues	36,431	100%	21,006	100%	105,277	100%	83,487	100%

Our net revenue in the three and nine months ended September 30, 2005 increased 73% and 26%, respectively compared to the prior year comparative periods. The net revenue increase in the three months ended September 30, 2005 were attributed to the increase in our next generation SmartEdge product revenue and existing key customer orders of the SMS products. The net revenue increase in the nine months ended September 30, 2005 were attributed to the increase in our next generation SmartEdge product revenue partially offset by a reduction in our SMS product revenue. Unit volume sales of our products increased approximately 170% and 43%, respectively, in the three and nine months ended September 30, 2005 compared to the prior year comparative periods.

Our SmartEdge products revenue increased 117% and 109% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. This increase was due to growth in customer acceptance of our SmartEdge and Service Gateway Platforms. Our revenue from SMS products increased 75% for the three months ended September 30, 2005 when compared to the same period in the prior year and was attributable to unusually low SMS revenue in the three months ended September 30, 2004. However, the SMS revenue for the nine months decreased 27% compared to the same period in the prior year. This decrease resulted primarily from anticipated decline in shipments of our SMS products as customers transitioned to our SmartEdge products for better reliability and functionality.

Service revenue remained at a relatively constant level of $6.2 million in the three months ended September 30, 2005 compared to the prior year comparative period. This is due to lower renewals on our SMS installed base offset by an increase in SmartEdge support service contracts as our customers transitioned from SMS products to SE products. Service revenue increased 4% to $18.1 million from $17.3 million for the nine months ended September 30, 2005 when compared to the prior year comparative period. The increase of $0.7 million in absolute dollars in the first nine months of 2005 was attributable to higher product revenue volume as well as multi-year contract arrangements with our customers. Substantially all of our service revenue was related to revenue from maintenance contracts.

During the three months ended September 30, 2005, four customers accounted for 18%, 13%, 12% and 12% of the Company’s total revenue. During the three months ended September 30, 2004, one customer accounted for 18% of the Company’s revenue. During the nine months ended September 30, 2005, two customers accounted for 13% and 12% of the Company’s total revenue. During the nine months ended September 30, 2004, one customer accounted for 22% of the Company’s revenue.

The following table shows the percentage to total revenue by geographic theater:

	Successor		Successor	Successor
	Three Months Ended		Nine Months Ended September 30, 2005	January 3 Through September 30, 2004
	September 30, 2005	September 30, 2004
Net revenue:
North America	46%	25%	36%	37%
EMEA	21%	37%	34%	37%
Asia-Pacific	33%	38%	30%	26%

	100%	100%	100%	100%

During the first nine months of 2005, the Company had announced customer decisions to deploy SmartEdge products. Our ability to predict future revenue is dependent on customer acceptance of our SmartEdge and Service Gateway Platforms and on the timing of securing contractual commitments from customers. For our customers, such timing is driven, among other factors, by availability of budget spending and timing of network deployment plans to promote the growth of regional, national and international networks that support major broadband access technologies as well as widespread adoption of broadband access services.

Gross Profit

	Successor			% to rev	Successor	% to rev	Successor	% to rev
	Three Months Ended				Nine Months Ended September 30, 2005		January 3 Through September 30, 2004
	September 30, 2005	% to rev	September 30, 2004
Cost of revenue:
Product	$13,469	37%	$7,152	34%	$35,635	34%	$28,755	34%
Service	2,149	6%	2,215	11%	6,453	6%	6,348	8%
Amortization	2,726	7%	2,728	13%	8,170	8%	8,184	10%

Total cost of revenue	$18,344	50%	$12,095	58%	$50,258	48%	$43,287	52%

Gross profit	$18,087	50%	$8,911	42%	$55,019	52%	$40,200	48%

Total gross profit margin as a percentage of revenue improved eight percentage points in the three months ended September 30, 2005 compared to the prior year comparative period. Total gross profit margin as a percentage of revenue improved four percentage points in the nine months ended September 30, 2005 compared to the comparative period of the previous year. The gross profit margin improvement was attributable to the spread of fixed cost over higher sales volume. Our cost of product revenue consists primarily of amounts paid to third-party contract manufacturers, material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory.

Our product gross profit margin increased approximately three percentage points as a percentage of net product revenue for the three months ended September 30, 2005 compared to the same period in 2004. This increase was attributable to the spread of fixed cost over higher sales volume and lower excess and obsolete provision. Our product gross profit margin increased three percentage points as a percentage of net product revenue for the nine months ended September 30, 2005 compared to the same period in 2004. This was attributable to the spread of fixed cost over higher sales volume, lowered product standard margin due to cost reductions and lower excess and obsolete provision compared to the same period in 2004.

Our services gross profit margin improved approximately one percentage point as a percentage of service revenue for the three and nine months ended September 30, 2005, respectively, compared to the same period in the prior year. Our cost of services derived primarily from providing support under customer support contracts. These costs include repair and freight costs, labor, overhead and cost of spares used in providing support for customers under service contract. Service gross profit margins increases for the three and nine months ended September 30, 2005 compared to the same period in the prior year. These increases were due primarily to marginal increases in services revenue constituting gross profit margin improvement, of which associated costs are generally stable.

On a forward-looking basis, we are planning our business based on the assumption that our gross profit margin will improve over the long term from the 50% gross margin reported in the quarter ended September 30, 2005 due to (i) product cost reductions from our contract manufacturer; and (ii) the ability to spread our fixed overhead costs such as manufacturing and service organization spending, over a higher assumed product sales volume. As we continue our product transition from the SMS to the SmartEdge product lines, our ability to increase our gross profit margin will vary depending on the SMS sales during any given quarter and the geographical distribution of the Smart Edge sales. Both higher Smart Edge and SMS sales in North America may contribute to overall higher gross profit margin. At this time, it is not possible to anticipate or quantify savings, if any, relating to future negotiations.

However, gross profit margin could be lower in the fourth quarter of 2005, subject to a number of factors including but not limited to:

•	Continued decline in our SMS business, which is a mature business and has a high profit margin;

•	Continued competitive pressure on our SmartEdge sales, particularly in the international regions, including EMEA and Asia Pacific regions, which would result in lower average sales prices and therefore lower product margins;

•	Higher charges from our contract manufacturer as it realizes lower economies of scale, if price levels of parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts and cost reductions. We do not currently anticipate a reduction in orders that would result in lower economies of scale for our contract manufacturer or parts shortages that could lead to higher pricing. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distribution partners. A shortage of a key component such as the strategic integrated circuits used in our products would be a risk to our business;

•	A decline in overall unit volume of sales would result in lower absorption of our internal manufacturing operating costs, which are not scalable directly with revenue volumes, and amortization of intangible assets, which are essentially fixed. Most of our internal manufacturing operating costs, such as salaries for our operations and service department and amortization of intangibles, are fixed costs that are relatively independent of the volume of our business. If our business volume decreases, our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit;

•	Additional charges for excess and obsolete inventory resulting from changes in expected demand.

Operating Expenses

Research and Development

Our research and development (R&D) expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures increased 20% to $14.2 million for the three months ended September 30, 2005 from $11.9 million in the prior year comparative period, and represented 39% and 57% of net revenue in the three months ended September 30, 2005 and 2004, respectively. Our R&D expenses increased $2.3 million in absolute dollars in the three months ended September 30, 2005 compared to the same period in the prior year primarily due to increase in salary and related expenses of $0.5 million as a result of increased headcount, equipment and engineering related expenses for testing and development of products of $1.5 million and professional services of $0.2 million. For the nine months ended September 30, 2005 and 2004, our R&D expenditures increased 21% to $43.6 million from $35.9 million in the prior year comparative period, and represented 41% and 43% of net revenue in the nine months ended September 30, 2005 and 2004, respectively. Our R&D expenses increased $7.7 million in absolute dollars in the nine months ended September 30, 2005 compared to the same period in the prior year. The increases in our R&D expenses are primarily due to increase in salary and related expenses of $2.0 million, equipment and engineering related expenses for testing and development of $3.5 million and professional services of $2.0 million. As we continue our product transition from SMS to the SmartEdge product line through increased customer wins, we may be required to accelerate development activities to support the timing and nature of our customer deployment plans. As we continue to re-evaluate our product strategy, this may result in realigning our R&D resources. Most likely, our R&D expenses will increase in future periods.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling expenses. Our SG&A expenditures increased 5% to $10.4 million for the three months ended September 30, 2005 from $10.0 million in the prior year comparative period, and represented 29% and 48% of net revenue in the three months ended September 30, 2005 and 2004, respectively. Our SG&A increased in absolute dollars of approximately $0.5 million in the three months ended September 30, 2005 compared to the same period in the prior year which was attributable to increased commission expenses of $0.6 million resulting from increased sales volume, increased salary and related costs and travel expenses of $0.8 million offset by decreased in selling related expenses of $0.7 million and decreased in office related expenses of $0.2 million.

Our SG&A expenditures decreased nominally to $30.4 million from $30.5 million for the nine months ended September 30, 2005 and 2004, in the prior year comparative period, and represented 29% and 37% of net revenue in the nine months ended September 30, 2005 and 2004, respectively. Our SG&A expenditures decrease in absolute dollars of approximately $0.1 million in the nine months ended September 30, 2005 was attributable to a decrease in professional services of $2.0 million, as we reorganize functions in 2005 and redirected efforts from SG&A to SmartEdge engineering. Additionally, office and equipment related expenses decreased $0.4 million and selling related expenses decreased $0.8 million offset by increase in commission expenses of $0.6 million resulting from increased sales volume, increased in salary and related costs and travel expenses of $2.5 million, which was consistent with increased head count and sales activity. We expect our SG&A expenses to increase as we continue to increase our direct and indirect selling efforts to generate customer wins and due to the on-going compliance costs relating to Sarbanes-Oxley Section 404.

Amortization of Intangible Assets

Total amortization expense for the three months ended September 30, 2005 and 2004 was approximately $2.7 million for each period, primarily relating to core technology and product technology intangible assets recorded upon adoption of fresh-start accounting, which was recorded in cost of revenue. For the nine months ended September 30, 2005 and 2004 total amortization expense were both $8.2 million.

As of September 30, 2005, we expect the amortization of intangible assets for future periods to be as follows, assuming no future impairment of these intangible assets or additions as a result of a business combination:

Estimated Amortization of Intangible Assets (in thousands)
Remaining 2005	$2,654
2006	10,615
2007	10,615
2008	10,616
2009 and after	23,824

Total amortization of intangible assets	$58,324

Stock-Based Compensation

Stock-based compensation expense decreased $3.9 million to $1.0 million in the three months ended September 30, 2005 from the same period of the previous year. Stock-based compensation expense decreased $12.3 million to $3.0 million in the nine months ended September 30, 2005 from the same period of the previous year. The decrease in stock-based compensation expense for the three and nine months was attributed to amortization relating to a deferred compensation charge totaling $28.2 million, which was recorded for stock options issued to employees on January 3, 2004, and is being amortized over the vesting period of the options under an accelerated method.

Other Income (Expense), net

Other income (expense), net, consists of interest income, interest expense, realized gains and losses on foreign currency and other miscellaneous income and expense items. In addition, for the nine months ended September 30, 2004, we had charges of $478.0 million relating to the release of restructuring liability upon termination of leases, fresh-start reporting adjustments, and induced conversion charges in connection with the adoption of fresh-start reporting. (See Notes 3 in the Notes to the condensed consolidated financial statements included in our 10K filed for the year ended 2004 for further discussion). Details as follows (in thousands):

	Successor		Successor	Successor
	Three Months Ended		Nine Months Ended September 30, 2005	January 3 Through September 30, 2004
	September 30, 2005	September 30, 2004
Realized income from investment	$—	$6,028	$—	$6,028
Interest income	156	86	489	309
Interest expense	(3)	—	(4)	(55)
Net foreign currency gain (loss)	(728)	(401)	(450)	(482)
Other income (expense), net	(102)	(202)	(219)	(476)
Release of restructuring liability upon termination of leases				71,164
Fresh-start reporting adjustments				(218,691)
Induced conversion charges				(335,809)

Total other income (expense), net	$(677)	$5,511	$(184)	$(478,012)

Interest income increased in the three and nine months ended September 30, 2005 due primarily to higher applicable interest rates on our cash and cash equivalents compared to the same period in the previous year. Foreign exchange loss during the three and nine months ended September 30, 2005 was attributable to the weakening of the US dollar against the Canadian dollar, EURO and the British Pound compared to the same period in the previous year. Other miscellaneous income and expense items changed due primarily to lower bank fees during the three and nine months ended September 30, 2005 compared to the same period in the prior year, and $0.1 million in recovery of our equity investments that were previously written off. During the third quarter ended September 30, 2004, we had realized income of $6.0M from sale of equity investments that were previously written off.

We expect interest income to increase as a result of rising average interest rates and we anticipate that there will be no significant cash requirement for interest expense.

Reorganization Items

We incurred no reorganization costs in the three months and nine months ended September 30, 2005. We incurred $4.3 million of reorganization costs in the nine months ended September 30, 2004, primarily due to professional fees related to our financial restructuring, including the Chapter 11 bankruptcy proceedings.

Provision for Income Taxes

We recorded no income tax provision or income tax benefit, except for the foreign income taxes, included in selling, general and administration expense, which was not material, for the three months ended September 30, 2005, and for the three months ended September 30, 2004. The expected tax benefit that would be derived by multiplying the federal statutory rate times the loss before accretion on redeemable convertible stock has been offset by an increase in our valuation allowance for deferred tax assets. Due to our history of cumulative operating losses and after considering all available objective evidence, management concluded to reduce our deferred tax assets to the amount that is more likely than not to be realized. Accordingly, we recorded a full valuation allowance for the periods ended September 30, 2005 and September 30, 2004. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Deemed Dividend and Accretion on Preferred Stock

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of our common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through September 30, 2004. For the three months ended September 30, 2005 and 2004, we recorded $155,000 and $143,000, respectively, for the 2% accumulated quarterly dividends. We recorded $461,000 and $17.1 million of dividends, respectively for the nine months ended September 30, 2005 and 2004.

Liquidity and Capital Resources

Our principal source of liquidity as of September 30, 2005 consisted of approximately $42.5 million in cash and cash equivalents. This was a minimal decrease of $0.1 million compared to the balance as of December 31, 2004 of $42.6 million. The primary contributors to the decrease were purchases of property and equipment totaling approximately $7.1 million, cash used in operating activities of $2.5 million, offset by proceeds from issuance of common stock of $7.6 million and net borrowings of $2.0 million from our line of credit.

Revenue generated from the sale of our products and services may not increase to a level that exceeds our expenses. Conversely, it could fluctuate significantly as a result of changes in customer demand or acceptance of future products. Although we expect to continue to review our operating expenses, if we are not successful in achieving a cost reduction or generating sufficient revenue, our cash flow from operations will continue to be negatively impacted.

Cash used in operating activities was $2.5 million for the nine months ended September 30, 2005, compared to $12.2 million in the nine months ended September 30, 2004. Cash used in operating activities in the nine months ended September 30, 2005 resulted primarily from our net loss before deemed dividend of $22.2 million, offset by depreciation of $10.6 million, amortization of intangibles of $8.0 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $1.4 million, stock-based compensation expense of $3.0 million, and working capital changes of approximately $3.3 million. Cash used in operating activities in the nine months ended September 30, 2004 of $12.2 million, resulted primarily from our net loss before deemed dividend and accretion on preferred stock of $39.0 million, a release of restructuring liability upon termination of leases of $71.2 million, offset by fresh start accounting adjustments of $218.7 million, an induced conversion charge of $335.8 million, depreciation of $7.4 million, amortization of intangibles of $8.0 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $1.4 million, stock-based compensation expense of $15.4 million, and working capital changes of approximately $0.2 million.

Our primary source of operating cash flow is the collection of accounts receivable arising from sales of products to our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. As of September 30, 2005 and December 31, 2004, our days sales outstanding were 47 days and 62 days, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount and the geographic mix of our future revenue, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. Our days payable outstanding averaged approximately 124 days and 136 days during the nine months ended September 30, 2005 and 2004, respectively. The decrease is primarily due to increased spending in our operations. We continue our efforts to obtain favorable payment terms on our significant purchases. In the future, the timing of cash payments may be impacted by the timing and nature of credit arrangements we are able to obtain from our vendors.

Furthermore, our operating cash flow was impacted by the increase in our inventories of $4.4 million to $11.9 million in the nine months ended September 30, 2005. As we announced customer decisions to deploy SmartEdge products during the first nine months of 2005, we began increasing the inventory levels for these products at the end of the second quarter. We expect to have continued pressure on our working capital as we expand our inventory in response to increased levels of purchase orders forecast to receive from our customers during the fourth quarter of 2005.

Cash used in investing activities was approximately $7.1 million for the nine months ended September 30, 2005, compared to $4.8 million in the nine months ended September 30, 2004. The increased investing activities in the nine months ended September 30, 2005 was due primarily to capital expenditures made to support the overall growth of the business. For the fourth quarter of 2005, we expect to spend approximately $2.5 million in capital expenditures.

Cash provided by financing activities was $9.5 million for the nine months ended September 30, 2005, compared to approximately $32.1 million in the nine months ended September 30, 2004. Cash provided by financing activities in the nine months ended September 30, 2005 was primarily due to proceeds from the issuance of common stock related to employee option exercises and stock purchase plan of $7.6 million, and net proceeds from borrowings on our line of credit of $2.0 million. Cash provided by financing activities in the nine months ended September 30, 2004 was $32.1 million primarily due to proceeds from the issuance of Preferred Stock of approximately $30.0 million, proceeds from the issuance of common stock of $2.3 million, and exercise of warrants of approximately $64,000, offset by principal payments on capital lease obligations and borrowings of approximately $335,000.

We have received cash from the exercise of stock options and the sale of stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in the Stock Option Plans and our Employee Stock Purchase Plan and general market conditions.

We have a $20.0 million asset based credit facility with Silicon Valley Bank as amended on September 29, 2005, which expires on June 30, 2006. The credit facility is available for cash borrowings and for the issuance of letter of credit up to $20.0 million. The loan agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an overadvance facility of $6.0 million and would be collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. As of September 30, 2005, we had borrowings in the amount of $2.0 million and an $8.0 million irrevocable standby letter of credit outstanding under the facility. Borrowings under the line of credit generally bear interest at prime rate plus 2%. We are required to meet certain financial thresholds under the facility including a minimum tangible net worth requirement. If we do not comply with the minimum tangible net worth requirement, certain provisions become effective, which limit the credit availability under the foreign borrowings and require the Company to repay any outstanding overadvance to the bank.

As of September 30, 2005, we were in compliance with all the financial threshold requirements under the credit facility. Our eligible receivables were $12.2 million and our remaining total availability, net of the $8.0 million letter of credit and $2.0 million borrowing, was $8.2 million, which included the $6.0 million overadvance.

On June 29, 2005, we amended our irrevocable standby letter of credit issued on behalf of us to Jabil Circuit Inc., to extend the expiration date from June 30, 2005 to June 30, 2006.

On a forward-looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and working capital requirements through at least the next 12 months. However, within the next 12 months, we may be required to incur higher usage of cash or seek additional financing, if certain events occur, including, but not limited to:

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

If we continue to incur losses and negative cash flows during the fourth quarter of 2005, we may need to raise additional funds in 2006 to meet our long-term business objectives, seek additional financing, sell assets or undertake other transactions that may seriously harm our business and financial condition. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us. Any additional issuance of equity or equity-related securities could be dilutive to our stockholders.

We recorded the following significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	Remaining 2005	2006	After 2007	Total
Lease payments due on equipment lease and related borrowings	$2.0	$0.4	$0.1	$2.5
Accounts payable to contract manufacturers for inventory on hand	13.8	—	—	13.8

Total	$15.8	$0.4	$0.1	$16.3

In addition, we have purchase commitments with our contract manufacturer of $10.1 million and the following off- balance sheet commitments that will occur regardless of our revenue as follows (in millions):

	Remaining 2005	2006	After 2007	Total
Lease payment due on properties we occupy	$0.6	$1.9	$0.7	$3.2
Payments contracted for IT systems hosting	0.2	0.7	1.3	2.2

Total	$0.8	$2.6	$2.0	$5.4

Recent Accounting Pronouncements

In June 2005 the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on Redbacks’ consolidated financial position, results of operations or cash flows, will depend on the nature of future accounting changes adopted by Redback and the nature of transitional guidance provided in future accounting pronouncements.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123(R). The provisions under FAS123R differ in some important respects from the original SFAS123 and the actual effect on compensation expense of adopting FAS123(R) will be dependent on numerous factors including, but not limited to, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period developing the volatility and the expected term assumptions. The effective date for public companies originally called for by SFAS 123(R) was interim and annual periods beginning after June 15, 2005.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS (123) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SAB 107 creates a frame work that is premised on two overarching themes: (i) considerable judgment exercised by preparers to successfully implement FAS 123(R), mainly when valuing employee stock options; and (ii) reasonable individuals, acting in good faith, may conclude differently about the fair value of employee stock options. Therefore, situations in which there is only one acceptable fair-value estimate are expected to be rare. In April 2005, the SEC approved a new rule that for public companies delays the effective date for annual, rather than interim, periods that begin after June 15, 2005. We will adopt SFAS 123(R) by the first quarter of fiscal 2006.

RISK FACTORS

Our operating plan is based on assumptions concerning the realization of a certain level of revenue and the control of our costs, which are difficult to predict and there is no guarantee that those goals are achievable.

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

The market that we sell into is becoming increasingly competitive and as a result, fluctuations may occur in the prices obtained for our products which then may have a significant impact on our gross margins. In addition, many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenue. Customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our products to become more susceptible to extensive testing and internal review and approval cycles by our customers, the length and outcome of which is difficult to predict. This is particularly true for larger customers who represent a significant percentage of our sales. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of our customers. Our customers’ current capital constraints also make it difficult for them to commit in advance to buy our products in any given quarter or throughout the year. If sales from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

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

There are a limited number of customers that account for a disproportionate amount of our quarterly revenue and the loss of any of these key customers would likely reduce our revenue significantly and have a negative impact on our cash position.

Our customers include both direct purchasers and resellers. During the nine months ended September 30, 2005, revenue from product purchases by Alcatel and SBC Communications accounted for approximately 13% and 12% of our revenue. During the nine months ended September 30, 2004, revenue from product purchases by

SBC Communications accounted for approximately 22% of our revenue. Currently, a large portion of our revenue depends on sales to a limited number of customers. In the future we expect that this customer concentration will further increase. In addition, we do not have contracts or other agreements that guarantee continued sales to these or any other customers. The current consolidation in the telecommunications industry such as SBC’s proposed acquisition of AT&T and Verizon’s proposed acquisition of MCI reduces further the number of available customers. The loss of any of our key customers would have a negative impact on our cash collections and significantly reduce our revenue.

Our gross margin may continue to fluctuate over time, which could harm our results of operations.

Our gross margin may continue to fluctuate and be hard to predict in the future due to, among other things, increasing pressure in more competitive markets, particularly in Asia and Europe, to reduce our current price levels; our ability to reduce product costs; our ability to control inventory costs and other reserves; our ability to control and absorb fixed costs; and our ability to sell multiple applications. Based on the foregoing, our gross margin could decline and our consolidated financial position, results of operations and cash flows would suffer.

If we fail to match production with product demand, we may need to incur additional costs and liabilities to meet such demand.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $0.1 million, $1.4 million, $0.9 million and $34.4 million in 2005, 2004, 2003 and 2002, respectively. The 2005 and 2004 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to current market conditions. We are under increased pressure to acquire inventory ahead of the placement of the product order because of the nature of the sales process. As a result, we may have larger write-downs of excess and obsolete inventory. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue.

To date, we have not been profitable and we expect to continue to incur net losses in the near future.

We incurred net losses of approximately $22.7 million for the nine months ended September 30, 2005, $68.1 million in the year ended December 31, 2004, $118.8 million during fiscal year 2003, $186.9 million in 2002, $4.1 billion in 2001 and $1.0 billion in 2000, and we continue to expend substantial funds in fiscal year 2005. To date, we have funded our operations primarily from private and public sales of debt and equity securities, as well as from bank borrowings. As of September 30, 2005, we had cash and cash equivalents of $42.5 million.

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

Our product line expanded when we began shipping our SmartEdge during the fourth quarter of 2001. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the second quarter of 2005, we launched the Ethernet Aggregation application in the

SmartEdge platform. During 2004, the revenue from SmartEdge products grew by 229% compared with revenue from SmartEdge products in 2003, but the revenue from SMS products in 2004 decreased 36% compared to 2003. For the nine months ended September 30, 2005, the revenue from SmartEdge products grew by 109% compared with revenue from SmartEdge products in the same period in 2004, but the revenue from SMS products in the nine months of 2005 decreased 27% compared to the same period in 2004. The growth of our business is dependent on sales of the new SmartEdge products. If sales of the SmartEdge products do not meet our revenue targets, our operating results, financial condition or business prospects may be negatively impacted. In addition, the sale of these new products to our customer base may negatively impact the revenue of our pre-existing products.

While we believe that we currently have adequate internal control over financial reporting, changes in our business and increasing complexity may cause a risk of ongoing compliance.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We are developing a program to perform the system and process evaluation and testing necessary to comply with these requirements on a sustained basis. In addition, the business continues to change and increase in complexity which may cause a risk that we may not be able to continue to comply on an ongoing basis. Companies do not have significant experience in complying with these requirements on an ongoing and sustained basis. As a result, we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our Chief Executive Officer, Chief Financial Officer or our independent registered public accounting firm determine that our internal control over financial reporting are not effective as defined under Section 404, investor perceptions of Redback may be adversely affected and could cause a decline in the market price of our stock.

Our future success depends on sales to companies in the telecommunications sector.

We are highly dependent on sales to companies in the telecommunications sector. Our future depends on the financial strength of the telecommunications sector because our sales depend on the increased use and widespread adoption of broadband access services, sustained capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis), and the ability of our customers to market and sell broadband access services. If the telecommunications industry experiences another downturn or broadband deployments do not increase steadily, our customers may forego sustained or increased levels of capital investments, and reevaluate their need for our products. If the foregoing occurs, our revenue may be less than we currently anticipate, and our business will suffer. In addition, our sales revenue may be adversely impacted by natural disasters.

We increasingly rely on sales in international markets, which expose us to additional risks that may affect our revenue levels.

We have become increasingly reliant on sales to international customers during the last three years. During the nine months ended September 30, 2005 and 2004, we derived approximately 64% and 62%, respectively, of our total revenue from sales to international customers. Our growing international presence exposes us to risks including:

•	foreign currency fluctuations;

•	difficulties in managing operations across disparate geographic areas;

•	political, legal and economic instability in many parts of the world;

•	protectionist tariffs and other unpredictable regulatory requirements;

•	reduced or limited protection of our intellectual property rights;

•	dependence on local and global resellers;

•	greater expenses associated with customizing products for foreign countries;

•	international taxes;

•	longer accounts receivable cycles; and

•	disruptions to our business related to terrorist activities or widespread disease.

If one or more of these risks materialize, our sales to international customers may decrease and/or our costs may increase, which could negatively impact our revenue and operating results.

Intense competition in our industry could result in the loss of customers or an inability to attract new customers.

Our SmartEdge platform competes in a market characterized by new geographic builds and an upgrade cycle of swapping existing edge routers for denser next-generation routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. Our competitors are expected to continue improving their existing products and to introduce new competitive products within the next 12 months. Additional competition exists from companies in emerging nations, i.e. China, and from those who make multi-service edge devices, those who are adding subscriber management features to their existing routers, as well as startup companies who are developing next generation technologies that may compete with our products.

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

If we fail to retain employees, we may not be able to timely develop, sell or support our products.

Over the past several years, we have experienced a significant decrease in our overall number of employees as a result of operational efficiencies and reductions in the workforce. More recently, we have been especially challenged in retaining highly qualified management, skilled engineers and other knowledgeable workers in an industry such as ours where competition for skilled personnel is intense. In addition, we continue to evaluate our management structure to suit the needs of our business. Our future performance depends, in part, on the ability of our senior management team to effectively work together, manage our workforce and retain highly qualified technical and managerial personnel.

If our products do not anticipate and meet specific customer requirements and demands, our sales and operating results would be adversely affected.

To achieve market acceptance of our products, we must anticipate and adapt to customer requirements and offer products and services that meet customer demands. Due to the complexity of our products and the complexity, diversity, and changing nature of our customer needs, many of our customers require product features and capabilities that our products may not have. The inability to deliver such product features may impact our revenue. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements.

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

We depend on a single third party contract manufacturer, Jabil Circuit Inc., to manufacture our products, and certain strategic vendors to supply parts to our contract manufacturer, with whom we do not have a long-term contract. If we should fail to manage effectively the relationship with our contract manufacturer or if they should experience delays, disruptions or quality control problems in our manufacturing operations, our ability to ship products to our customers would be delayed. If our contract manufacturer were to cease doing business with us, our ability to deliver products to customers could be materially adversely affected, which would have a material adverse effect on our business. The loss of any of our contract manufacturer’s manufacturing capacity could prevent us from meeting our scheduled product deliveries to our customers and could materially and adversely affect our sales and operating results.

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

In 2002, we were a defendant in a securities class action litigation, which is still pending, although it is subject to a pending settlement covered by insurance. In addition, more recently, certain of our current and former executive officers and board members have become the subject of several purported class action and stockholder derivative lawsuits. These complaints allege, among other things, that the named defendants breached their fiduciary duties to us and failed to disclose information relating to transactions we entered into with Qwest Communications. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. Although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits by way of settlement, indemnification obligations or otherwise, the size of any such payments, unless covered by insurance or recovered from third parties, could seriously harm our financial condition or liquidity.

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

If we experience difficulties in developing new products, our revenue and earnings may be adversely affected.

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

In 2003, we were informed that the SEC was examining various transactions involving Qwest Communications, some of which were entered into between Qwest and us. We fully cooperated with the SEC regarding this matter and have provided relevant information to the SEC in response to its requests. The transactions with respect to which the SEC has requested information from us were all entered into prior to fiscal year 2002 and involve the sale of products by Redback to Qwest, the purchase of certain products and services by Redback from Qwest and certain equity investments. We cannot predict the duration or outcome of the SEC’s examination, and to date, the SEC has not informed us as to their intent to pursue enforcement or any other action against us. If, however, the SEC determines to pursue enforcement or other action against us, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations to our reported results of operations.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, recent changes to the Financial Accounting Standards Board pronouncements relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income or loss less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business. In addition, our accounting policies that have recently been or may be affected by changes in the accounting rules are as follows:

•	software revenue recognition

•	accounting for income taxes

•	accounting for business combinations and related goodwill

If necessary licenses of third-party technology are not available to us or are unreasonably expensive to obtain, our results of operations could be adversely affected.

We may be required to license technology from third parties to develop new products or product enhancements. However, these licenses may not be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party licenses required for developing new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost of which could seriously harm our business, financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

As of September 30, 2005, we maintained cash and cash equivalents of $42.5 million in liquid investment vehicles. We also had capital lease with principal amounts totaling $665,000. We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

Our primary net foreign currency exposures were in Canadian Dollars, Euros, Japanese Yen, and British Pounds. As of September 30, 2005, we did not have outstanding forward contracts. The net financial impact of foreign exchange gains and losses are recorded in interest and other income and representing non-cash gains and losses based on transactions between parent and subsidiaries. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe; and substantially all of our sales transactions are denominated in U.S. dollars. However, we reported revenue denominated in Euros of approximately USD $5.3 million during the nine months of 2005. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. While we expect our international revenue to continue to be denominated predominately in U.S. Dollars, an increasing portion of our international revenue may be denominated in foreign currencies in the future. As a result, our operating results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of September 30, 2005, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or cash flows.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective to ensure that all material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 has been made known to us on a timely basis and that such information has been recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting identified in connection with evaluation that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on May 6, 2005.

Kevin A. DeNuccio, Paul Giordano, Roy D. Behren, John L. Drew, David C. Friezo, Martin A. Kaplan and William H. Kurtz were elected as directors. The results of the voting were as follows:

Election of Directors	For	Abstain
Kevin A. DeNuccio	57,583,866	25,993
Paul Giordano	59,901,639	978,220
Roy D. Behren	57,852,802	27,057
John L. Drew	56,616,944	1,262,915
David C. Friezo	57,855,843	24,016
Martin A. Kaplan	56,904,611	975,248
William H. Kurtz	57,854,544	25,315

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 2005 was approved. The results of the voting were as follows:

	For	Against	Abstain
Votes	57,220,733	654,476	2,650

The proposal to the Company’s 1999 Stock Incentive Plan was approved. The results of the voting were as follows:

	For	Against	Abstain
Votes	27,598,404	7,984,442	754,342

The proposal to amend the Company’s 1999 Employee Stock Purchase Plan was approved. The results of the voting were as follows:

	For	Against	Abstain
Votes	33,591,480	1,946,357	799,351

Item 5.    Other Information.

On November 3, 2005, the Company entered into a Restricted Stock Agreement with Paul Giordano granting him 25,000 shares of restricted stock under the Company’s 1999 Stock Incentive Plan. The agreement is included herewith as exhibit 10.35 to this report.

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

4.3

Form of Series B Preferred Stock Certificate of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.4

Form of Warrant to Purchase Common Stock of Redback Networks Inc., issued to TCV IV, L.P. and TCV IV Strategic Partners, L.P. on the Closing Date (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.5

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

4.7

Securities Purchase Agreement, dated January 2, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.8	Form of $5.00 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.8 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.9	Form of $9.50 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.9 of the Registrant’s Form 10-Q filed on May 10, 2004).

Exhibit Number	Description

4.10

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

10.33

Amendment No. 5 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated August 30, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 1, 2005).

10.34

Amendment No. 6 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated September 29, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2005).

10.35	(1)	Restricted Stock Agreement, dated November 3, 2005, between the Registrant and Paul Giordano.

31.1	(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith.

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

Date: November 9, 2005