Form 10-K
period 2005-12-31
REDBACK NETWORKS INC
filed 2006-03-27
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-25853

REDBACK NETWORKS INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0438443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Holger Way, San Jose, CA 95134 http://www.redback.com	(408) 750-5000
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock with a par value of $0.0001

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq National Market on June 30, 2005, which is the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $200.0 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 3, 2006, 56,614,018 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement filed in connection with its annual meeting of stockholders to be held on May 11, 2006 are incorporated by reference into Part III of this Form 10-K where indicated.

REDBACK NETWORKS INC.

FORM 10-K

December 31, 2005

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

Item 1.    Business

Overview

Redback Networks Inc. was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment. Redback’s products enable service providers to build next generation Internet Protocol (IP) based broadband networks that can deliver high-speed access and services to consumers and businesses. Redback’s SmartEdge® Service Gateway combines highly scalable carrier-class (i.e. used by carriers and service providers) edge routing, Ethernet aggregation, and advanced subscriber management and, in conjunction with the NetOp™ Element and Policy Manager products, provides an infrastructure that can enable advanced voice, video, and data services (“Triple Play”). Service providers generally consider these advanced services as value added services that can increase the average revenue per subscriber. These product families are designed to enable our customers to create networks that can deliver IP-based services such as IPTV, Video on Demand and online gaming. Redback Networks maintains a growing and global customer base of more than 500 active carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

Based on the information that management reviews for assessing performance and allocating resources within Redback, we have concluded that Redback has only one reportable segment. Total revenue was $153.3 million, $115.6 million, and $107.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. Loss from operations was $20.3 million, $55.5 million, and $84.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. Total assets were $316.0 million and $307.4 million as of December 31, 2005 and 2004, respectively.

Our product lines consist of the SmartEdge and SMS™ product families, which are designed to enable our customers to create IP broadband networks that support the aggregation of broadband internet access technologies, as well as enable new services that these high-speed connections support. The combination of our SmartEdge and SMS products deliver an architecture that enables our customers to build an intelligent, subscriber aware, broadband infrastructure, creating a robust environment for inserting and managing differentiated IP services, on a user-by-user basis.

Our SmartEdge family of products, which constituted the majority of our revenue in fiscal year 2005 and which we believe will continue to constitute an increasing percentage of our revenue in the future, allows service providers to migrate their networks from TDM (Time Division Multiplexing) based technology such as ATM (Asynchronous Transfer Mode) to a converged IP (Internet Protocol) based infrastructure. The migration enables service providers to lower their capital and operational expenses by leveraging the advancements of lower cost Carrier Ethernet interfaces and service enabling standards such as MPLS (Multi Protocol Label Switching) and VPLS (Virtual Private LAN Services). Redback Networks allows service providers to maintain service continuity and deliver services to subscribers resulting in a seamless transition to next generation network technologies. The SmartEdge products simplify the architecture of today’s aggregation networks, which reduces capital and operational expenses, and improve their capacity, performance and ability to deliver IP services like Virtual Private Networks (VPNs) and the full suite of triple play services, such as high-speed Internet access, television (Video on Demand or regular broadcasts) and telephone serviced over a single broadband connection. Triple play services focus on a combined business model. The SmartEdge family includes the SmartEdge 800, the

SmartEdge 400, and the SmartEdge 100, all of which offer advance carrier-class edge routing, Ethernet aggregation and granular subscriber management. These advance capabilities allow broadband service providers to connect thousands of business users quickly and cost-effectively through traditional interfaces, ATM interfaces, frame relay interfaces as well as Ethernet and gigabit Ethernet interfaces. Its modular and scalable IP operating system enables the platform to provide users with high reliability, scalability and performance.

Given the next-generation features of our SmartEdge family of products, we anticipate that a majority of our customers will continue the trend of transitioning to our SmartEdge product line through 2006 and beyond. Use of our SMS family of products is expected to continue to decline as more customers are considering or are moving to next generation DSL networks. However, many of our customers still utilize our SMS family of products that we continue to maintain and support. Our SMS family of products connects and manages large numbers of subscribers across major high-speed access technologies including DSL. These products bridge the operational gap between the devices used to gather high-speed Internet users (i.e., access concentrators) at one end of the network and the devices at the other end of the network used to connect to the Internet (i.e., routers). The result is that large numbers of users can be connected to a large number of networks, such as internet service providers or company virtual private networks. Redback has a portfolio of products in the SMS family targeted for different scaling points in the network. This portfolio includes the SMS 1800, SMS 1800 SL, SMS 10000, and SMS 10000 SL products.

On November 3, 2003, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court, District of Delaware, or “the Bankruptcy Court”, and filed a prepackaged plan of reorganization, or “the Plan”, on that same date. Our subsidiaries did not follow the parent company into bankruptcy. On December 22, 2003, the bankruptcy court entered an order confirming the Plan. We emerged from bankruptcy on the effective date of the Plan, January 2, 2004.

Industry Background, Trends and Competition

Our product lines consist of the SmartEdge, SMS, and NetOp product families, which are designed to enable our customers to create IP broadband networks that support the aggregation of broadband internet access technologies, as well as enable new services that these high-speed connections support. Our market opportunity for these products is governed by the inherent growth in broadband subscribers and bandwidth usage, the technological and scale advantages introduced in the market and the increasing number of services that service providers plan to offer over an IP network. The market for our SmartEdge Service Gateway is characterized by an upgrade cycle of network expansion or replacing existing edge routers with denser next-generation products with higher interface speeds, richer software functionality, and increased ability to provide multiple functions. Industry analysts expect this transition to occur over the next four years.

Our SmartEdge Service Gateway allows customers to combine edge routing, Ethernet aggregation, and subscriber management in a single product. We believe that all three functions are important to next generation networks, and the SmartEdge Service Gateway product line is in the best position to deliver the combination of these three functions.

Our primary competitors include Alcatel, Cisco Systems, Huawei and Juniper Networks, as well as several start-up technology companies and traditional telecom equipment providers. We also face competition from the routing companies that have added subscriber management features to their traditional products. Several vendors have introduced products that serve multiple functions, including aggregation and IP services delivery, and other startup companies are developing next generation technologies that may compete with our products. Additional competition exists from companies who make multi-service edge devices, as well as startup companies who are developing next generation technologies that may compete with our products. We believe that the SmartEdge Service Gateway products lead offerings from our competitors in terms of scalability and performance and by providing edge routing, Ethernet aggregation and subscriber management services through the use of a single product, compared with the offerings of our competitors, which generally require the use of multiple products to perform similar functionality. (Please refer to “Products and Technology” below for more detailed discussion of the competitive differentiation of our product offerings.)

Increasing Demand for Broadband Access Services

In recent years, there has been a significant increase in demand by businesses and consumers for broadband or high-speed access to the Internet and to corporate networks. This increase is evident not only in the growth of DSL subscribers lines but also in the great expansion in downloads of music and video files from sites such as iTunes and Google. Increasing numbers of users are relying on networks based on the dominant Internet Protocol standard for the Internet to access internal corporate networks (intranets), the worldwide web, and participating in network-dependent activities such as e-mail, electronic commerce, telecommuting and on-line entertainment. Consumers are seeking low-cost, high-speed access to Internet content and services such as graphical web sites, audio and video feeds, and high-speed data. Businesses have requirements for high-speed access in order to implement electronic commerce strategies or web-based business models, and to provide employees and others with robust telecommuting capabilities. These applications often require the transmission of large, multimedia-intensive files, which requires high-speed data access services.

Broadband Internet Access Options

Broadband service providers have been responding to this demand for high-speed access by providing broadband connections that are “always on,” as compared with using traditional dial-up modes. Below is a brief description of the major consumer-oriented broadband access technologies:

Digital Subscriber Line (DSL).    The market for digital subscriber line services has been expanding in many regions around the world. At the end of the third quarter of 2005, there were an estimated 190.3 million DSL subscribers around the world. This growth is expected to continue, with Yankee Group, a market research company, predicting the global DSL market to grow to 238 million subscribers by the end of 2008. Using the extensive network that has been laid out for voice-based telephone calls, DSL operates over most types of standard copper telephone wires. Various implementations of DSL have been developed and deployed, resulting in consumer-oriented and business-oriented access services that offer different speeds, availability guarantees and other features. DSL can also serve as an affordable replacement for dedicated data lines used to deliver high-speed data services to small and medium sized businesses.

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

In addition to the consumer oriented access methods outlined above, businesses traditionally connect to the internet using high- speed access methods such as leased lines, Asynchronous Transfer Mode (ATM), and frame relay.

Obstacles to Deploying Broadband Access

Deployment of broadband access and related services poses several major challenges associated with building and expanding networks to accommodate large numbers of new high-speed users. In the past, carriers and service providers did not have equipment available that would enable them to rapidly create and manage large broadband networks, especially when DSL was the technology of choice. If a carrier or provider wanted to build a large broadband network, it would have to manage thousands of users’ ongoing connections and to route users’ data to and from the Internet. Initially service providers used traditional data networking equipment to perform this function (i.e. routers), that were designed only to address part of this task and were limited to managing several hundred end-users, significantly less than the hundreds of thousands of potential users associated with a widely deployed service.

Separate Access Networks for Each Access Technology

Broadband technologies pose additional challenges for carriers and providers interested in offering more than one type of broadband service. Each broadband access technology uses different access equipment at the provider’s facility. As a result, service providers offering multiple broadband services significantly increase their costs, as they must purchase different networking devices and use different operational models for each type of broadband access they choose to offer to their end-users.

Capacity and Flexibility Issues in Regional Data Networks

In addition to the obstacles noted above for delivering broadband access, broadband service providers face additional issues in their regional data networks, or intra- and inter-city networks, with regard to capacity and flexibility. Previously, these telecommunications providers carried only voice or low-speed data traffic over their regional data networks. However, with the popularity of broadband Internet access and services and high-speed data connections for businesses, providers are now facing challenges in accommodating a greatly increased volume of traffic. The widespread availability of broadband access has the potential to create significantly more data traffic volume demand than most existing regional networks are able to carry today.

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

Strategy

Our objective is to be a leading provider of innovative broadband infrastructure that enables carriers and service providers to rapidly deploy high-speed access to the Internet and corporate networks and to deliver advanced Internet Protocol (IP) based services that enable providers to generate incremental revenue from their networks.

Key elements of our strategy include the following:

Enable Triple Play Services.    We believe our products provide a flexible solution that enables the delivery of new value-added voice, video, and data (“Triple Play”) services. We will continue to work directly with our customers and partners to develop features and functionality that further enhance the ability of service providers to deliver new broadband-based services. We believe this approach will increase the value we offer in both new and existing installations, as well as contribute to the business success of our customers. Examples of these new services may include Internet Protocol Television (IPTV), Video on demand (VoD), Voice over IP (VoIP), online gaming, tiered-bandwidth services, duration or time based access services and virtual private network services.

Leverage Leading Software Capabilities.    We believe our SmartEdge operating system (SEOS) on the SmartEdge platform differentiates our solution and gives us a competitive advantage in the marketplace. These software capabilities allow Redback’s products to aggregate and manage broadband subscriber connections and enable additional services on top of basic connectivity. The modular software architecture heightens reliability and enables binding of any user connection to any service, further simplifying service provisioning. Software modularity also allows for easier product evolution because new software modules can be independently developed, tested and installed to satisfy demand for new services. We intend to continue to enhance our bandwidth management, security, wholesale, subscriber accounting and billing, and policy management capabilities.

Leverage Proprietary Computer Circuit Designs.    We believe our SmartEdge products’ hardware design, including proprietary computer chips commonly known as application specific integrated circuits (ASICs), gives us a competitive advantage in the marketplace. These custom designed ASICs are complex and incorporate the functions previously performed by multiple pieces of equipment. In particular, our packet processing ASICs (PPA) provide us with the capability to perform deep packet inspection at very high processing rates in a programmable fashion that allow us to deliver new and innovative IP-based services. We intend to continue to enhance our ASIC designs for use throughout our SmartEdge product line.

Deliver Broad Product Families.    We have expanded our SmartEdge and SMS product families to address the different capacity and functionality requirements of different market segments and our target customers’ needs. Our SmartEdge 800, SmartEdge 400 and SmartEdge 100 routers and the SMS 1800, SMS 1800 SL, SMS 10000 and SMS 10000 SL products, are targeted at carriers and service providers. We will continue to invest in expanding our product portfolio to address other scaling points in the network and to add additional functionality to the SmartEdge family of products.

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

We are continuing to expand our customer reach by:

•	Pursuing strategic partnerships.

•	Increasing the scope of our distribution capability in Europe and Asia-Pacific.

•	Establishing relationships with system integrators to deliver a fully integrated solution for our customers.

•	Establishing a Solutions Alliance Program with various companies to add network and service management solutions.

These actions may enable us to expand our global sales presence through the sale of integrated products to mutual customers.

Extend Market Position throughout Broadband Service Provider Markets.    We plan to extend our market position by continuing to invest in sales and marketing efforts allowing us to penetrate further with existing accounts utilizing current and new products, develop early customer relationships and win new service provider accounts for all types of broadband access. The key application areas that Redback provides solutions for include broadband subscriber aggregation, edge routing and the full range of services that can be delivered over the networking infrastructure.

The Redback Solution

Redback provides solutions making it possible for broadband service providers to connect, manage, and deliver services for a large numbers of subscribers using a range of high-speed access technologies. Our product families enable our customers to create end-to-end regional and national networks supporting major broadband access technologies as well as new services these high-speed connections support.

Our SmartEdge platform, which constituted the majority of our revenue in fiscal year 2005 and which we believe will continue to constitute an increasing percentage of our revenue in the future, provides broadband service providers the ability to support simultaneously large numbers of broadband DSL users and connect thousands of business users quickly and cost-effectively through traditional interfaces, ATM interfaces, frame relay interfaces as well as Ethernet and gigabit Ethernet interfaces. Its modular and scalable IP software, built for aggregation, enables the platform to provide users with high reliability, scalability and performance.

Given the next-generation features of our SmartEdge family of products, we anticipate that a majority of our customers will continue the trend of transitioning to our SmartEdge product line through 2006 and beyond. Use of our SMS family of products is expected to continue to decline as more customers are considering or are moving to next generation DSL networks. However, many of our customers still utilize our SMS family of products that we continue to maintain and support. Our SMS platform is designed to allow broadband service providers to connect tens of thousands of end-users quickly and cost-effectively, while managing user accounts and service profiles. By using our products, broadband service providers are able to deliver different kinds of high-speed access and a variety of service offerings with a single operational structure. Due to the current and anticipated switch by the majority of our customers to our SmartEdge product line, we believe that revenue relating to SMS will continue to decline in 2006 and thereafter as our customers continue this transition to our next-generation SmartEdge product line.

Redback believes that our customers’ networks must evolve from being purpose built for one service such as voice or data to more intelligent, Smart Broadband Networks that are personalized, adaptive and efficient and, as such, deliver more than one service on a single network. These next generation networks allow Redback’s customers to offer new revenue generating, intelligent network services to their end users in an efficient and easily manageable fashion. Our products enable broadband service providers to create and market new service offerings extending to their customers additional capabilities such as enhanced network-based delivery of content like video, voice, advanced data, traffic management, increased security, and connectivity options based on time of day, volume or duration.

Benefits of the Redback Solution

Redback’s solution of enabling the build out of smart broadband networks, that are personalized, adaptive and efficient, provides the following benefits to our carrier and service provider customers:

•	reliability, so that the underlying service delivery infrastructure is available to the customer;

•	scalability, enabling the service provider to serve more customers with less infrastructure;

•	flexibility, so that the equipment has a longer life and can be adapted to offer new services;

•	user awareness to identify, authenticate, and bill the individual user; and

•	service insertion capability so users may have access to various services.

Enhances Broadband Operations.    Our products bridge the operational gap between access equipment located at the consumer end of the networks serving businesses and homes and the core routers at the carriers’ and service providers’ facilities that connect to the Internet and to corporate networks.

Supports Major Access and Aggregation Methods.    Our SmartEdge and SMS products support major access and aggregation technologies, including the following:

•	Broadband: DSL, FTTx, Wi-Fi, WiMAX and Cable.

•	IP Aggregation: Traditional and emerging methods for transmitting information over an IP-based network, which enables our customers to provide their users with a high performance, highly reliable and scalable IP platform.

Facilitates Rapid and Expandable Deployment.    Our products allow broadband service providers to deploy quickly high-speed access so revenue-generating services can be offered to their customers while using existing access, accounting and management control systems.

Provides a Platform for the Delivery of Value-Added Services.    Our products enable broadband service providers to create and market new service offerings such as enhanced delivery of content like video, voice, advanced data, traffic management, increased security, and connectivity options based on time of day, volume or duration.

Products and Technology

The SmartEdge 800

Redback has built the SmartEdge 800 platform for the service provider network’s edge. Its hardware and software has been designed with high reliability, scalability and flexibility in mind. The SmartEdge 800’s modular operating system has been designed for user-to-network functionality and hence is not limited by only supporting network-to-network functionality inherent in other competing platforms that have been adapted to perform at the edge of the network.

The SmartEdge 800 platform incorporates packet processing ASIC technology that allows the platform to facilitate a deep level of packet processing, enabling such functions as quality of service, user awareness and appropriate policy enforcement while maintaining line rate throughout. Another distinguishing characteristic of this platform is the custom-designed software. The modular software architecture heightens reliability and enables binding of any user connection to any service, further simplifying service provisioning. Software modularity also allows for easier product evolution as new software modules can be independently developed, tested and installed to satisfy demand for new services.

The SmartEdge 800 platform incorporates many of the same service philosophies inherent in the SMS platform. For example, multiple routing contexts allow providers to partition a chassis with software to create hundreds of virtual routers, each with its own management console, private forwarding tables, accounting and provisioning systems. The software architecture facilitates dynamic binding of the virtual router to a service. Providing end-user visibility into virtual routers reduces management expense for the service provider.

The SmartEdge 800 platform was introduced in October of 2001 as the SmartEdge 800 router for performing “Edge Routing” and edge aggregation of business traffic from access methods such as Leased Lines, ATM, frame relay and Ethernet. In June of 2003, Redback introduced new enhancements to the SmartEdge platform enabling it to function as a “Service Gateway” .A “Service Gateway” is the functionality that provides carrier-class edge routing, high-density Ethernet aggregation and advanced subscriber management, and enables a wide array of value-added services. In May of 2005, Redback expanded the capacity and throughput of the SmartEdge 800 platform and introduced a highly scalable Ethernet aggregation solution. Today, the SmartEdge

800 platform is available for deployment in consolidated networks that integrate all of the above types of applications in one chassis, thereby eliminating the need for separate network devices.

The SmartEdge 400

The SmartEdge 400 platform was introduced in June 2003 expanding the SmartEdge product portfolio. It is a smaller version of the SmartEdge 800 platform in a compact chassis targeted for deployment in smaller central office locations or remote point of presence (POP) locations. It shares all of the key attributes of the SmartEdge 800, the hardware architecture, the software and the line cards. The SmartEdge 400 platform is available for deployment in consolidated networks that integrate all of the above types of applications in one chassis, thereby eliminating the need for separate network devices.

The SmartEdge 100

The SmartEdge 100 platform was introduced in March 2006 and further expands the SmartEdge product portfolio. The SmartEdge 100 shares the same key attributes as our existing SmartEdge platforms and provides carrier class IP routing, Ethernet aggregation and advanced subscriber management capabilities. Unlike the chassis based platforms, the SmartEdge 100 comes in a compact form factor that is semi-modular, with media interface cards (MIC).

The SMS Product Family

The SMS system enables service providers and carriers to provision, aggregate and manage broadband and dial-up subscribers and services through a single, unified platform. The SMS platform is deployed at service providers’ Points of Presence (POPs) or within carriers’ metropolitan networks.

The SMS system is deployed as a broadband remote access server (B-RAS) to authenticate DSL subscribers, to control bandwidth, and enforce policies when applicable. The platform accepts a large concentration of broadband subscriber traffic from devices, Cable Modem Termination Systems (CMTSs) and wireless concentrators including Wi-Fi hotspots or WiMax services, and delivers groomed traffic to the providers’ backbone routers. The SMS platform eases provisioning through RADIUS integration and standard management interface for rapid time to market and enables the creation and delivery of revenue-generating packet-based services and content.

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

The NetOp™ Policy Manager and NetOp Element Management System

The NetOp Policy Manager (NetOp PM) is a software platform that allows policy management and control across the entire SmartEdge and SMS product families. Leveraging the proven industry standard RADIUS as the basis for subscriber provisioning, NetOp PM greatly expands the capabilities of existing operational environments offering a large variety of services such as time of day and volume-based services as well as managing wide-range of services offered through our solution alliance partners: video, security, Wi-Fi, and traffic management. Working in conjunction with the unique architectures of the SmartEdge and SMS products, NetOp PM allows a carrier to quickly introduce value added services.

The NetOp Element Management System provides network management for the SmartEdge platforms. It is a software platform that enables highly scalable, distributed network and service management for the SmartEdge platforms utilizing a graphical user interface, which simplifies critical tasks related to fault and configuration management, inventory management and troubleshooting, helping providers reduce costs and efficiently manage their networks. In addition, embedded management functionality including command-line interface, simple network management protocol, and bulk statistics enables efficient SmartEdge platform configuration and monitoring, greatly reducing the time to deliver new services to customers. By partnering with leading Operational Support System vendors who supply critical management functions and multi-vendor support, Redback delivers a complete management solution for its SmartEdge platforms.

Sales and Marketing

We sell our products through a direct sales force, resellers and distribution partners. Through December 31, 2005, most of our revenue was derived from sales to carriers and service providers of broadband access and broadband services.

As of December 31, 2005, our sales force consisted of approximately 116 persons located globally. For the years ended December 31, 2005, 2004 and 2003, we derived approximately 58%, 66% and 62%, respectively, of total revenue from international sales. We currently have regional sales and support headquarters in North America, Europe and Asia-Pacific. (See Note 12 to our consolidated financial statements for additional revenue information by geographic region and “Risk Factors” for a description of risks related to our foreign operations).

In addition to direct sales, we have a variety of reseller and distribution partners for local or regional customer reach in Europe and Asia. We have a variety of marketing programs and initiatives to support the awareness, sale and distribution of our products. The audience for these activities includes:

•	our existing and prospective customers,

•	our distribution partners and authorized resellers,

•	direct sales organization, and

•	the trade press, industry and financial analysts and others who are influential in the industry.

Marketing activities include:

•	participation in technical conferences and industry tradeshows,

•	public relations efforts, such as issuing press releases and analyst conferences,

•	preparation of sales tools, business cases, competitive analyses and other marketing collateral,

•	sales training, publication of customer deployments, new product information and educational articles in industry journals,

•	maintenance of our World Wide Web site, and

•	direct marketing to prospective customers.

During 2005, revenue from purchases by Bell South, SBC Communications (now AT&T) and Alcatel accounted for approximately 14%, 13% and 12%, respectively, of our total revenue. During 2004, revenue from purchases by SBC Communications accounted for approximately 18% of our total revenue. During 2003, revenue from purchases by SBC Communications and British Telecom accounted for approximately 16% and 11% of our total revenue, respectively.

Backlog

As of December 31, 2005, 2004 and 2003, we had $38.7 million, $16.9 million and $8.0 million, respectively, in backlog. Generally, backlog represents orders for goods or services on our current price list that are expected to ship within the next six months.

Research and Development

Our engineering expertise includes:

•	internet protocol and routing software development,

•	ASICs and custom circuit design,

•	subscriber management software,

•	Ethernet/ATM/frame relay termination,

•	wide area network interfaces,

•	network and policy management software,

•	system level testing, and

•	quality assurance.

We continue to invest in research and development programs. We are focusing development efforts on, among other things, completing and extending the functions of our ASIC designs, enhancing our support of the Internet Protocol and other related routing protocols, and creating and delivering new interfaces for our products. In addition, we are also developing new features and product families for our subscriber management system and are committed to extending the functionality of our subscriber management system software to create additional competitive advantages for our customers. We incurred research and development expenses of $58.3 million, $48.5 million and $65.7 million in 2005, 2004 and 2003, respectively.

Customer Service and Support

Our primary customer service and support organization supports and maintains products sold worldwide by our direct sales force, as well as products sold by our authorized resellers and partners. Generally, our distribution partners and authorized resellers provide installation services and first and second-level call support, while we provide third-level support. Our technical assistance centers in North America, Asia and Europe employ systems engineers who work closely with our direct sales personnel, partners and resellers to assist end-users with post-sales support issues. We incurred customer service and support expenses of $9.3 million, $8.7 million and $12.2 million, in 2005, 2004 and 2003, respectively.

Manufacturing

Our manufacturing operations consist primarily of prototype development, materials planning and procurement for an outsourced order fulfillment model. Our single contract manufacturer, Jabil Circuit Inc. performs all of our production, including final assembly and testing at their facility located in San Jose, CA. We use several independent suppliers to provide printed circuit boards, chassis, ACIS’s and subassemblies. Our products use a combination of standard parts and critical components, some of which are purchased from single or limited sources of supply. We incurred product cost of revenue, including manufacturing expenses, of $52.2 million, $40.2 million and $38.3 million, in 2005, 2004 and 2003 respectively.

Patents and Proprietary Rights

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology. We currently have 33 issued patents in the U.S. and 5 patents issued in foreign jurisdictions. We rely on a combination of patent, trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property rights, but these legal protections afford only limited protection. See “Risk Factors” for a description of risks related to the protection of our intellectual property rights.

Executive Officers of the Registrant

Name	Age	Position Held as of February 2006
Kevin A. DeNuccio	46	President and Chief Executive Officer
Ebrahim Abbasi	51	Senior Vice President of Operations, Information Technology and Customer Service
Georges Antoun	43	Senior Vice President of Worldwide Field Operations
Thomas L. Cronan III	46	Senior Vice President of Finance and Administration and Chief Financial Officer
Scott Marshall	52	Senior Vice President of Engineering and Product Management

Kevin A. DeNuccio has served as President and Chief Executive officer and as a member of the Board of Directors of Redback since August 2001. Mr. DeNuccio also serves on the board of directors of JDS Uniphase. Prior to joining Redback, Mr. DeNuccio was with Cisco Systems Inc. from August 1995 to August 2001, where he served as Senior Vice President of Worldwide Service Provider Operations. During his tenure at Cisco, Mr. DeNuccio also managed worldwide field operations, including all sales and engineering support organizations. Prior to joining Cisco, Mr. DeNuccio was the founder, President and Chief Executive Officer of Bell Atlantic Network Integration, Inc., a wholly owned subsidiary of Bell Atlantic (now Verizon Communications). Mr. DeNuccio has also held senior management positions at both Unisys Corporation and Wang Laboratories as vice president in their network integration and worldwide channel partner businesses. Mr. DeNuccio received his finance degree from Northeastern University and is a graduate of the Executive M.B.A. program at Columbia University.

Ebrahim Abbasi has served as Senior Vice President of Operations, Information Technology and Customer Service of Redback since June 2004. Prior to that, Mr. Abbasi served as Senior Vice President of Operations and Information Technology from April 2003 until June 2004 and as Senior Vice President of Operations from October 2001 through April 2003. Prior to joining Redback, Mr. Abbasi was Vice President of Operations at Zhone Technologies from January 2000 to June 2001. Mr. Abbasi also spent more than two years at Ascend Communications (acquired by Lucent Technologies) as Vice President of West Coast Operations from December 1997 to April 2000. Mr. Abbasi holds a B. S. degree and Masters Degree from the University of Tehran.

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

Employees

As of December 31, 2005, we had approximately 505 employees worldwide, including approximately 277 in research and development operations, 124 in sales and marketing, 73 in finance, administration and operations support positions and 31 in customer support.

Geographic Information

See Note 11 to our consolidated financial statements for financial information about geographic areas.

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

Item 1A.    Risk Factors

Interested persons should carefully consider the risks described below in evaluating our company. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Our operating plan is based on assumptions concerning our realization of a certain level of revenue and the control of our costs, which are difficult to predict and there is no guarantee that our goals are achievable.

Our operating plan is subject to uncertainty because of limited visibility into our customers’ future buying patterns and difficulty predicting the amount and timing of our revenue. We believe the majority of our revenue in the future will come from our SmartEdge product line. The sales cycle is difficult to predict with respect to our SmartEdge products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. Our SMS product line revenue is expected to continue to decline as more customers are considering or are moving to next generation DSL networks. Our ability to predict future revenue will be dependent on customer acceptance of our SmartEdge product line and on the timing of securing purchasing commitments from customers. For our customers, such timing is driven, among other factors, by availability of budget spending and timing of network deployment plans to promote the growth of regional, national and international networks that support major broadband access technologies and IP-based networks to deliver Triple Play services.

We often have had a limited view of our backlog of orders continuing into a subsequent quarter and this makes predicting future revenue difficult. Although we currently have significant backlog there continues to be risk that backlog may not convert to revenue or that conversion could be delayed, which could result in less predictability in the sales cycle and therefore lower revenue than planned. In addition, we may incur significant additional costs prior to obtaining the related revenue during the lead-time to manufacture our products. Additionally, investment costs may significantly increase during the development of new products.

The market that we sell into is becoming increasingly competitive and as a result, fluctuations may occur in the prices obtained for our products, which then may have a significant impact on our gross margins. In addition, many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenue. Customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our products to become more susceptible to extensive testing and internal review and approval cycles by our customers, the length and outcome of which is difficult to predict. This is particularly true for larger customers who represent a significant percentage of our sales. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of our customers. Our customers’ current capital constraints also make it difficult for them to commit in advance to buy our products in any given quarter or throughout the year. If sales from a specific customer for a particular quarter are not realized in that quarter or at all, our operating results could be materially adversely affected.

Our projected results are also based upon assumptions about our overall cost structure, which could prove unreliable. For example, if our current pricing arrangement with our single contract manufacturer is not renewed beyond its current term, or is renegotiated on terms less favorable to us, our results of operations and financial condition could be materially harmed.

Our quarterly operating results are inherently unpredictable and could continue to fluctuate significantly, which may result in volatility in the price of our securities.

Our quarterly revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate.

Factors that may affect our quarterly results include the long sales and implementation cycles, competitive pricing pressures and our ability to control expenses. The majority of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly operating results will likely decrease. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our operating results may be above or below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely fluctuate.

There are a limited number of customers that accounted for a disproportionate amount of our revenue, and the loss of any of these key customers would likely reduce our revenue significantly and have a negative impact on our cash position.

A substantial portion of our revenue depends on sales to a limited number of customers. Our customers include both direct purchasers and resellers. During the twelve months ended December 31, 2005, revenue from product purchases by Bell South, AT&T (formerly SBC Communications) and Alcatel accounted for approximately 14%, 13% and 12% of our total revenue, respectively. During the twelve months ended December 31, 2004, revenue from product purchases by AT&T accounted for approximately 18% of our total revenue. Currently, a large portion of our revenue depends on sales to a limited number of customers. In the future, we expect that this customer concentration will further increase. In addition, we do not have contracts or other agreements that guarantee continued sales to these or any other customers, which means that any of our customers, including our key customers, may cease purchasing products from us at any time for any or no reason. The loss of any of our key customers would have a negative impact on our cash flow from our operations and significantly reduce our total revenue.

In addition, the current consolidation in the telecommunications industry, such as the recent proposed merger of BellSouth and AT&T, the merger of Neuf Telecom and Cegetel in the European market, SBC’s acquisition of AT&T, and Verizon Communications’s acquisition of MCI, presents risks to us by further reducing the number of available customers and potentially causing delays and/or changes in orders and customers’ expected buying patterns. In the case of mergers, customers may purchase more or less product than expected and/or on different schedules than expected, depending on a variety of factors including the nature of the entities involved in the transaction, their strategic plans, their chosen architecture and the planned pace of deployment of such architecture. We expect the industry trend of consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. This could lead to more variability in operating results and could have a material adverse affect on our business, operating results, and financial condition.

If our products do not anticipate and meet specific customer requirements and demands, our revenue and operating results would be adversely affected.

To achieve market acceptance of our products, we must anticipate and adapt to customer requirements and offer products and services that meet customer demands. Due to the complexity of our products and the complexity, diversity, and changing nature of our customer needs, many of our customers require product features and capabilities that our products may not have. The majority of demand for our products relates to our newer SmartEdge product line. We continue to invest in research and development to add features and develop new products to meet customer demand for our SmartEdge product line; however, we are constrained by limited resources and may be unable to deliver product or product features to efficiently meet such demand. The inability to deliver such product features may impact our revenue and operating results. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements.

If we experience difficulties in developing and delivering new products, our revenue and earnings may be adversely affected.

We cannot guarantee that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs or to meet them in a timely manner. If we fail to anticipate the market requirements or to develop new products or product enhancements to meet those needs, such failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate and develop and commercially introduce new products and enhancements, there can be no assurance that new products or enhancements will achieve widespread market acceptance.

We intend to continue to invest in product and technology development, primarily in our SmartEdge product line. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction and sale of new products and enhancements. We may also experience the loss of key development personnel that could impair our ability to develop and introduce new or enhanced products. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns, to ensure that adequate supplies of new products can be delivered to meet anticipated customer demand, and to limit the creation of excess inventory that may impact our financial results. Our inability to effectively manage the transition to newer products or accurately predict market and economic conditions in the future may cause us to incur additional charges of excess and obsolete inventory. If any of the foregoing occurs, our revenue, earnings, and cash generation may be adversely affected.

If we fail to match production with product demand, we may need to incur additional costs and liabilities to meet such demand or we may lose customers to our competitors and our revenue may be harmed.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If we overestimate our requirements or there are changes in the mix of products, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $1.0 million, $1.4 million, and $0.9 million in 2005, 2004, and 2003, respectively. The 2005 and 2004 excess and obsolete inventory charges resulted from reductions in forecasted revenue and reactions to then-current market conditions. We are under increased pressure to acquire inventory ahead of the placement of the product order because of the nature of the sales process. As a result, we may have larger write-downs of excess and obsolete inventory.

Our gross margin may continue to fluctuate over time, which could harm our results of operations.

Our gross margin may continue to fluctuate and be hard to predict in the future due to, among other things, increasing pressure to reduce our current price levels in more competitive markets, particularly in Asia and Europe; our ability to reduce product costs; our ability to control inventory costs and other reserves; the introduction of new products which may initially have lower margins, our ability to control and absorb fixed costs; and our ability to sell multiple applications. If our gross margins declined as a result of one or more of the foregoing factors, our consolidated financial position, results of operations and cash flows would suffer.

We have incurred losses in the past and we may incur net losses in the near future.

We incurred net losses of approximately $22.0 million during the year ended December 31, 2005, $68.1 million in 2004, and $118.8 million in 2003. We achieved quarterly net income of $0.7 million in the quarter ended December 31, 2005, due primarily to a substantial increase in revenue during the third quarter of 2005 and including a change in estimate of pre-bankruptcy liabilities of $3.7 million. Although we expect to continue to generate positive cash flow in the near term, there can be no assurance that we will not incur additional net losses in the future. To date, we have funded our operations primarily from internal cash flow along with private and public sales of debt and equity securities. As of December 31, 2005, we had cash and cash equivalents of $43.8 million.

On November 3, 2003, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. We emerged from bankruptcy on the effective date of the Plan, January 2, 2004. After our emergence from bankruptcy, we continued to incur losses. Although we believe that our future operating cash flows will be sufficient to finance our operating requirements for the next 12 months, our limited availability of funds restricts our ability to expand or significantly increase our re-investment in our business and makes us more vulnerable to industry downturns. This may also place us at a competitive disadvantage. In addition, if we do not meet our operating plan, it is possible that we may need to raise additional capital to achieve our business objectives. There can be no assurance that such additional capital would be available on acceptable terms, or at all.

We are dependent on sole source and limited source suppliers for several key components, and any interruptions or delay of supply could adversely affect our sales and business prospects.

We currently purchase several key components used in our products from single or limited sources of supply. Specifically, we rely on a limited number of foundries for a number of our processors and memory components including our application specific integrated circuits (ACIS’s). We have no guaranteed supply arrangement with these suppliers, and we, or our third party contract manufacturer, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components to us. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would materially and adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive. Our inability to obtain sufficient quantities of components from our suppliers in a timely manner could negatively impact our ability to generate revenue from existing products and delay or prevent introduction of new technologies. In addition, the development, licensing or acquisition of new products in the future may increase the complexity of supply chain management. Our failure to effectively manage the supply of key components and products would adversely affect our business.

We currently depend on a single contract manufacturer, Jabil Circuit Inc., with whom we do not have a long-term supply contract, and the loss of any manufacturing capacity could materially and adversely affect our operating results.

We depend on a single third party contract manufacturer, Jabil Circuit Inc., to manufacture our products, and certain strategic vendors to supply parts to our contract manufacturer, with whom we do not have a long-term contract. Jabil Circuit currently performs all of our production, including final assembly and testing, at a single facility. If we fail to effectively manage the relationship with our contract manufacturer or if they should experience delays, disruptions or quality control problems in manufacturing operations, our ability to ship products to our customers would be delayed. If our contract manufacturer were to cease doing business with us, our ability to deliver products to customers could be materially adversely affected. The loss of any of our contract manufacturer’s manufacturing capacity could prevent us from meeting our scheduled product deliveries to our customers and could materially and adversely affect our sales and operating results.

If we fail to attract and retain skilled employees, we may not be able to timely develop, sell or support our products.

Much of our future success depends on the continued service and availability of skilled personnel, including our Chief Executive Officer, members of our executive team, and those in technical, marketing and sales positions.

Over the past several years, we have experienced a significant decrease in our overall number of employees as a result of operational efficiencies and reductions in the workforce. To achieve our current operating plan, we will need to attract and retain highly qualified management, skilled engineers and other knowledgeable workers in an industry where competition for skilled personnel is intense and our competitors are larger and more established companies. Our future performance depends, in part, on the ability of our senior management team to effectively work together, manage our workforce and attract and retain highly qualified technical and managerial personnel. There can be no assurance that we will continue to be able to successfully attract and retain key personnel.

A number of our customers are evaluating our next generation products, which may lead to an extended evaluation period or a decision to use a competitor’s products, and this may have a material adverse effect on our business.

A significant number of our customers are in the process of evaluating our SmartEdge platform and new software releases for use in their next generation networks. These evaluations are often lengthy and may cause delays in purchasing decisions. There is no guarantee that customers will select our products at all. Redback may incur significant costs and resources during the evaluation process. Due to the competitive nature of these evaluations, we may be forced to provide significant price concessions or commit to onerous contract terms to win the business, and this may negatively impact our revenue and cost structure.

Recent rulemaking by the Financial Accounting Standards Board will require us to expense equity compensation given to our employees and will significantly impact our operating results and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

We will adopt SFAS 123(R) in the first quarter of 2006. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. We have not yet completed our analysis of the impact of adopting SFAS 123R and are therefore currently unable to quantify the effect on our financial statements. However, using the fair value method will result in a material impact on the results of operations and net income per share, as we will be required to expense the fair value of all share-based payments. We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The SFAS 123(R) expense calculation depends largely on numerous factors including, without limitation, volatility, option term, vesting, forfeiture and interest rate and on the trading price of our securities at the time of grant. As the price of our securities increases, the expense per option likely will increase as well. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock. This also may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

While we believe that we currently have adequate internal control over financial reporting, changes in our business and increasing complexity may cause risks to ongoing compliance.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We continue to develop a program to perform the system and process evaluation and testing necessary to comply with these requirements on a sustained basis. As our business continues to change and increase in complexity, we have continued to increase and improve our infrastructure relating to controls over financial reporting. In addition, these business changes and increased complexity may cause a risk that we may not be able to continue to comply on an ongoing basis. Companies do not have significant experience in complying with these requirements on an ongoing and sustained basis. As a result, we expect to continue to incur substantial expense and to devote additional management resources to Section 404 compliance. In the event that our Chief Executive Officer, Chief Financial Officer or our independent registered public accounting firm determine that our internal control over financial reporting are not effective as defined under Section 404, investor perceptions of Redback may be adversely affected and could cause a decline in the market price of our stock.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations to our reported results of operations.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, as described above, recent changes to the Financial Accounting Standards Board pronouncements relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income or loss less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

In addition, other accounting policies that have recently been or may be affected by changes in the accounting rules include the following:

•	software revenue recognition

•	accounting for income taxes

•	accounting for share-based payments

•	accounting for business combinations and related goodwill

A change in any of these policies could have a significant effect on our reported results and may materially and adversely affect our business.

Our products are highly technical, and any undetected software or hardware errors in our products could have a material adverse effect on our operating results.

Our products are highly technical and complex, are critical to the operation of many networks, and may protect valuable information. Due to the complexity of both our products’ and our customers’ environments, we may not detect product defects until full deployment in our customers’ networks. This may be particularly true of our relatively newer products, including those in our SmartEdge product line. Furthermore, due to the intricate nature of our products, it is possible that our products may not interoperate with our customers’ networks. This possibility is enhanced by the fact that our customers typically use our products in conjunction with products from other vendors. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements.

Regardless of whether warranty coverage exists for a product, we may be required to dedicate significant technical resources to resolve any defects. Therefore, costs associated with defects under warranty may be higher. If we encounter significant product problems, we could experience, among other things, loss of major customers, cancellation of product orders, increased costs, delay in recognizing revenue, and damage to our reputation. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

Our future success depends on sales to companies in the telecommunications sector.

We are highly dependent on sales to companies in the telecommunications sector. Our future depends on the financial strength of the telecommunications sector, as our sales depend on the increased use and widespread adoption of broadband access services; sustained capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis); and the ability of our customers to market and sell broadband access services. If the telecommunications industry experiences another downturn or broadband deployments do not increase steadily, our customers may forego sustained or increased levels of capital investments, and reevaluate their need for our products. If the foregoing occurs, our total revenue may be less than we currently anticipate, and our business will suffer. In addition, our total revenue may be adversely impacted by natural disasters.

In addition, traditional telecommunications companies and other large companies, because of their size, generally have had greater purchasing power and, accordingly, have requested and received more favorable terms, which often translate into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect our ability to recognize revenue and have an adverse affect on our business and financial condition.

Our business substantially depends upon the continued growth of the Internet and the use of IP-based networks to deliver Triple Play services.

A substantial portion of our business and revenue growth depends on the expanded acceptance of the utilization of IP-based networks to deliver Triple Play services (voice, video, and data). Our future growth depends, in part, on the acceptance by consumers of expanded services delivered over IP-based networks. In addition, our future growth depends on our customers’ ability to use IP-based networks to deliver voice, video, and data services to successfully compete with established providers of such services. To the extent that an economic slowdown and reduction in capital spending adversely affect spending on Internet infrastructure, consumers are slow to accept and adopt the delivery of expanded services delivered over an IP-based network, or our customers cannot successfully compete against established providers of voice, video and data services, we could experience material harm to our business, operating results, and financial condition.

We rely, in part, on value-added resellers and distribution partners to sell our products, and disruptions to or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenue from the sale of our products.

Our future success is dependent, in part, upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. Some of these resellers also sell competitor’s products and some of these resellers are, in fact, our competitors. We expect to continue to utilize value-added resellers and distribution partners to grow our business, especially in non-U.S. territories. Our revenue depends, in part, on the performance of these distributors and value-added resellers. The loss of or reduction in sales to these value-added resellers or distributors could materially reduce our total revenue. Our competitors may in some cases be effective in providing incentives to resellers or potential resellers to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships with these distribution partners, fail to develop new relationships with value-added resellers and distributors in new markets or expand the number of resellers in existing markets, fail to manage, train or providing incentives to existing value-added resellers and distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

Our operating results will suffer if we do not successfully commercialize our product lines.

The growth of our business is dependent on increasing sales of our SmartEdge products. Our product line expanded when we began shipping our SmartEdge during the fourth quarter of 2001. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the second quarter of 2005, we launched the Ethernet Aggregation application in the SmartEdge platform. During 2004, the revenue from SmartEdge products grew by 229% compared with revenue from SmartEdge products in 2003, but the revenue from SMS products in 2004 decreased 36% compared to 2003. During 2005, the revenue from SmartEdge products grew by 105% compared with revenue from SmartEdge products in the same period in 2004, but the revenue from SMS products in 2005 decreased 22% compared to the same period in 2004. If sales of the SmartEdge products do not meet our revenue targets, our operating results, financial condition or business prospects may be negatively impacted.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes to meet the changing needs of our business, our ability to manage and grow our business will be negatively affected.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to evolve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to continue to implement systems and processes to meet the changes and expected growth in our business, our ability to manage our business and results of operations may be negatively affected.

We rely on sales in international markets for a substantial portion of our revenue, which exposes us to additional risks that may affect our revenue levels.

A significant portion of our sales has been to international customers during the last three years. During the years ended December 31, 2005, 2004 and 2003, we derived approximately 58%, 66% and 62%, respectively, of our total revenue from sales to international customers. Our international presence exposes us to risks including:

•	foreign currency fluctuations;

•	difficulties in managing operations across disparate geographic areas;

•	political, legal and economic instability in many parts of the world;

•	protectionist tariffs and other unpredictable regulatory requirements;

•	reduced or limited protection of our intellectual property rights;

•	dependence on local and global resellers;

•	greater expenses associated with customizing products for foreign countries;

•	international taxes;

•	longer accounts receivable cycles; and

•	disruptions to our business related to terrorist activities, widespread disease or natural disasters.

In addition, demand for our products and services can fluctuate materially by customer and region due to our customer concentration. Moreover, the recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, and changes in energy costs, has and may continue to put negative pressure on global economic conditions. If one or more of these risks materialize, our sales to international customers may decrease and/or our costs may increase, which could negatively impact our overall revenue, operating results and financial condition.

We are exposed to fluctuations in currency exchange rates which could negatively affect our financial results and cash flows.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. The majority of our revenue and expenses are transacted in U.S. dollars. We also have some transactions that are denominated in foreign currencies, primarily expenses incurred in Canadian dollars and the Euro and sales and service transactions conducted in the Euro. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. Dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. If our attempts to hedge against these risks are not successful, our net income could be adversely impacted.

Intense competition in our industry could result in the loss of customers or an inability to attract new customers.

Competition is intense in the markets that we serve. Our SmartEdge platform competes in a market characterized by new geographic builds and an upgrade cycle of swapping existing edge routers for denser next-generation routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. Our competitors are expected to continue improving their existing products and to introduce new competitive products within the next 12 months. Additional competition exists from companies in emerging nations, such as China, and existing competitors who make multi-service edge devices, or are adding subscriber management features to their existing routers, as well as startup companies who are developing next generation technologies that may compete with our products. Our primary competitors are Alcatel, Cisco Systems, Inc., Huawei Technologies and Juniper Networks. Other competitors include companies in the networking and telecommunications equipment markets, including: Avici Systems; Ciena; ECI Telecom; Enterasys Networks; Extreme Networks; F5 Networks, Inc.; Foundry Networks; Fujitsu; Lucent Technologies; Nortel Networks; Siemens; and Sycamore Networks, among others.

SmartEdge competitive pressures may result in price reductions, reduced profit margins and lost market share, which would materially adversely affect our business, results of operations and financial condition. In addition, some of our competitors are larger public companies that have greater name recognition, broader product offerings, more extensive customer bases, more established customer support and professional services organizations, and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products, and they can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. Our competitors with large market capitalization or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. In addition, current and emerging competitors in foreign markets such as China are able to take advantage of reduced costs in those locations to adopt aggressive pricing. As a result of the foregoing, we may be unable to maintain a competitive position against our competitors, which could result in a decrease in sales, earnings, and cash generation.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

Most of our sales, except in the Asia-Pacific region, are on an open credit basis, with standard payment terms of 30 to 45 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. Throughout the regions in which we sell, our larger customers demand, and are able to secure in some cases, longer payment terms than our standard terms. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. While we have engaged in very minimal financing arrangements to date, we believe customer financing is a competitive factor in obtaining business, and we expect demand for customer financing to continue.

Although we have programs in place that are designed to monitor and mitigate risk associated with financing activities, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks.

Our business will be adversely affected if we are unable to protect our intellectual property rights.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. Furthermore, other parties may independently develop similar or competing technology, design around any patents that may be issued to us, otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Although we attempt to protect our intellectual property rights, we may be unable to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

We currently have 33 issued patents in the United States and five issued patents in foreign jurisdictions. In addition, we have actively filed numerous other patent applications but these applications may not result in the issuance of any patents. Any patent that is issued might be invalidated, circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot be certain that others will not independently develop equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could have a material adverse effect on our business, financial condition or results of operations. We have licensed technology from third parties for incorporation into our products, and we expect to continue to enter into such agreements for future products.

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

Our business and financial condition would be materially harmed due to reduction in our cash as a result of damage awards, lost or delayed sales or additional development or licensing expenses. Moreover, lawsuits, even those in which we prevail, are time-consuming and expensive to resolve and divert management and technical time and attention. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

We may be at risk of additional litigation, which could be costly and time consuming to defend.

In 2002, we were a defendant in a securities class action litigation, which is still pending, although it is subject to a pending settlement proposal covered by insurance. In addition, more recently, certain of our current and former executive officers and board members have become the subject of several purported class actions and a stockholder derivative lawsuit. These complaints allege, among other things, that the named defendants breached their fiduciary duties to us and failed to disclose information relating to transactions we entered into with Qwest Communications. The stockholder derivative lawsuit was dismissed with prejudice, although the purported class actions remain. These lawsuits could seriously harm our business and financial condition. In particular, the lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. Although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits by way of settlement, indemnification obligations or otherwise, the size of any such payments, unless covered by insurance or recovered from third parties, could seriously harm our financial condition or liquidity.

All litigation that was commenced prior to or during the course of bankruptcy was stayed once we entered bankruptcy and was handled pursuant to the Plan. However, we remain at risk of post Chapter 11 litigation claims, including in the areas of securities class action, intellectual property rights, employment (unfair hiring or terminations), product liability, etc., and we remain at risk of being able to obtain liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations or liquidity.

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

The jurisdiction of the Federal Communications Commission, or FCC, extends to the communications industry, to our customers and to the products and services that our customers sell. Continued regulations that adversely affect our customers or future FCC regulations, or regulations established by other regulatory bodies, may limit the amounts of capital available for investment in broadband. We could be adversely affected by further regulation of IP networks and commerce in any country where we operate. The adoption of such regulations could decrease the demand for our products, and at the same time increase the cost of selling our products. In addition, the United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of technologies such as ours. Regulation of our customers may materially harm our business and financial condition. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would materially harm our business, results of operations and financial condition.

We have adopted anti-takeover measures that could prevent a change in our control.

In 2001, we adopted a stockholder rights plan. The Company assumed this plan in the bankruptcy. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management.

Our business and operations are especially subject to the risks of earthquakes and other natural catastrophic events.

Our corporate headquarters, including certain of our research and development operations and our contract manufacturer’s facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Redback leases all of its facilities as of February 28, 2006. Redback’s principal long-term leases are as follows:

Location	Square Footage Occupied	Use for Occupied Facilities
San Jose, CA	99,870	Principal administrative, sales, marketing, research and development facilities and service functions

Vancouver, BC	23,263	Research and development

Total	123,133

In addition to our facilities in California and British Columbia, Canada, we have small sales offices throughout the United States, including regional sales offices in Colorado, Georgia and Texas, as well as international offices in France, Germany, Italy, Netherlands, Spain, Turkey, the United Kingdom, Australia, the People ‘s Republic of China, Hong Kong, Japan, Korea, Singapore and Taiwan. We continually evaluate the need for and adequacy of our facilities and whether the productive capacity in such facilities is substantially being utilized. These lease agreements expire at various times between 2006 and 2010.

Item 3.    Legal Proceedings

The information set forth under Note 9—Commitments and Contingencies contained in the Notes to the consolidated financial statements of the Company’s Report on Form 10-K is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Redback common stock is traded on the Nasdaq National Market under the symbol RBAK. Redback began trading on the Nasdaq on May 18, 1999, the date of its initial public offering. The following table sets forth the range of high and low bid prices, reported on the Nasdaq National Market for Redback common stock for the periods indicated. The information included below for the 2004 fiscal year gives effect to an approximate 73 to 1 reverse stock split affected as part of the Plan of Reorganization, which became effective on January 2, 2004.

	High	Low
Fiscal 2004
First Quarter	$11.25	$5.60
Second Quarter	$7.13	$3.84
Third Quarter	$6.56	$4.08
Fourth Quarter	$5.69	$2.83
Fiscal 2005
First Quarter	$7.93	$4.76
Second Quarter	$6.93	$4.82
Third Quarter	$11.47	$6.31
Fourth Quarter	$15.05	$8.85

As of March 3, 2006, there were approximately 50,473 beneficial owners and 691 holders of record of Redback common stock.

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

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Redback’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The results of operations after January 2, 2004 are not comparable to the results of operations prior to January 2, 2004 due to our adoption of fresh-start reporting upon Redback’s emergence from bankruptcy. However, such differences in the results of operations relate primarily to depreciation of property, plant and equipment, amortization of other intangible assets, interest expense and reorganization expenses. Certain amounts, such as net sales and certain expenses were not affected by the Company’s adoption of fresh-start accounting and, accordingly, the Company believes them to be comparable.

	Year Ended December, 31
	Successor		Predecessor
	2005	2004 (4)	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data:
Product revenue	$128,403	$91,927	$80,351	$91,410	$204,472
Related party product revenue	—	—	5,409	12,190	—
Service revenue	24,857	23,642	21,723	22,029	23,061

Total revenue	153,260	115,569	107,483	125,629	227,533
Product cost of revenue (1)	52,159	40,241	38,270	93,886	251,418
Service cost of revenue (1)	9,280	8,689	12,223	16,542	22,279
Amortization	10,893	10,911	3,762	10,870	6,112

Total cost of revenue	72,332	59,841	54,255	121,298	279,809

Gross profit (loss)	80,928	55,728	53,228	4,331	(52,276)

Operating expenses:
Research and development (1)	58,337	48,476	65,741	85,982	107,599
Selling, general and administrative (1)	42,933	41,425	47,605	72,220	110,760
Change in estimate of pre-bankruptcy liabilities	(3,668)	—	—	—	—
Impairment of goodwill	—	—	—	—	2,689,857
Restructuring charges	—	—	23,494	3,621	104,551
Reorganization items	—	1,553	—	—	—
Amortization of goodwill and intangible assets	—	—	166	1,103	994,195
In-process research and development	—	—	—	—	—
Stock-based compensation expense	3,607	19,816	949	8,269	54,891

Total operating expenses	101,209	111,270	137,955	171,195	4,061,853

Loss from operations	(20,281)	(55,542)	(84,727)	(166,864)	(4,114,129)
Other income (expense), net:
Interest and other income (expense), net	(226)	5,146	1,104	(347)	23,246
Interest expense	(6)	(55)	(17,653)	(19,713)	(27,091)
Release of restructuring liability upon termination of leases	—	71,164	—	—	—
Fresh-start adjustments	—	(218,691)	—	—	—
Induced conversion charge	—	(335,809)	—	—	—

Total other income (expense), net	(232)	(478,245)	(16,549)	(20,060)	(3,845)

Loss before reorganization items	(20,513)	(533,787)	(101,276)	(186,924)	(4,117,974)
Reorganization items	—	(1,539)	(17,573)	—	—

Loss before provision of income taxes	(20,513)	(535,326)	(118,849)	(186,924)	(4,117,974)
Provision for income taxes	848	408	—	—	—

Loss before deemed dividend and accretion on redeemable convertible preferred stock	(21,361)	(535,734)	(118,849)	(186,924)	(4,117,974)

Deemed dividend and accretion on redeemable convertible preferred stock	(615)	(17,265)	—	—	—

Net loss	$(21,976)	$(552,999)	$(118,849)	$(186,924)	$(4,117,974)

Net loss per basic and diluted share	$(0.40)	$(1.30)	$(0.65)	$(1.13)	$(28.78)

Shares used in computing net loss per share (3)	54,471	52,269	181,610	165,854	143,068

Ratio of earnings to fixed charges:
Ratio of earnings to fixed charges (2)	—	—	—	—	—
Amount of deficiency	$(20,513)	$(535,326)	$(118,849)	$(186,924)	$(4,117,974)

(1) Amounts exclude stock-based compensation as follows:

Cost of revenue	$344	$1,390	$—	$—	$—
Research and development	846	8,130	471	4,632	35,289
Selling, general and administrative	2,417	10,296	478	3,637	19,602

Total	$3,607	$19,816	$949	$8,269	$54,891

(2)	The pre-tax losses for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 were not sufficient to cover fixed charges by a total of approximately $20.5 million, $535.7 million, $118.8 million, $186.9 million, and $4.1 billion , respectively. As a result, the ratio of earnings to fixed charges has not been computed for any of these periods.

(3)	As provided in the Plan, the underlying shares of these options were subject to an approximate 73 to 1 reverse stock split that occurred immediately after the Company emerged from bankruptcy. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan), were cancelled in connection with the Company’s emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after the Company’s emergence from bankruptcy if the holders did not exercise them.

(4)	Financial data for the year ended December 31, 2004 includes the impact of Predecessor Company.

	December 31,
	Successor		Predecessor
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments, including restricted cash and investments	$43,764	$42,558	$21,474	$116,046	$178,820
Working capital (deficit)	35,526	25,314	(2,363)	39,611	134,081
Total assets	316,014	307,435	509,592	660,744	866,347
Long-term obligations, less current portion	—	—	—	488,747	479,338
Liabilities subject to compromise	—	—	564,336	—	—
Accumulated deficit	(90,100)	(68,124)	(5,453,640)	(5,334,791)	(5,147,867)
Total stockholders’ equity (deficit)	197,419	203,793	(104,106)	13,463	137,537

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this Report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our product and marketing strategy; our expectation of continued growth in total revenue in 2006; our expectation that we will continue to generate positive cash flow in the near term; our expectation that our SmartEdge product line will continue to represent the majority of our revenue through 2006 and in the future and that our customers will discontinue use of SMS products in favor of SmartEdge; predictions regarding the expected growth of the DSL market and the market for our SmartEdge line of products; our expected gross margins in 2006; our future R&D and SG&A expenses; interest income and the cash requirement for interest expenses relating to credit facilities; our estimated future capital expenditures; our expectations regarding future amortization of our intangible assets; our expectation regarding the outcome of pending litigation; and our belief that cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months. These forward-looking statements, wherever they occur in this Report, are estimates reflecting the best judgment of the senior management of Redback. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Therefore, these forward-looking statements should be considered in light of various important factors, including those set forth in this Report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Redback or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Background

Redback Networks Inc. was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment. Redback’s products enable carriers and service providers to build next generation Internet Protocol (IP) broadband networks that can deliver high-speed access and services to consumers and businesses. Redback’s SmartEdge Service Gateway combine highly scalable Ethernet aggregation, advanced subscriber management systems and carrier edge routing and, in conjunction with our NetOp™ Element and Policy Manager platform, provide an infrastructure for managing both subscribers and value-added services. These product families are designed to enable our customers to create regional and national networks that support major broadband access technologies, as well as new IP-based services such as IPTV, Video on Demand and online gaming that these high-speed connections enable. Redback Networks maintains a growing and global customer base of more than 500 active carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

The following is a summary of significant events and transactions in the year ended December 31, 2005. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

•	Our total revenue increased 33% to $153.3 million in 2005 from $115.6 million in 2004. The net total revenue increase was primarily related to greater sales volume of the SmartEdge family of products, including SmartEdge 400 and 800 products, particularly within our North America market. Our SmartEdge revenue increased 105% to $91.8 million while our SMS revenue decreased 22% to $36.6 million from 2004. The decline in SMS revenue primarily occurred as a result of the transition by our customers to our SmartEdge products.

•	Our gross profit improved in 2005 to 53% from 48% in 2004 primarily due to lowered product costs in our SmartEdge product family and the spread of fixed costs over greater sales volume.

•	As of December 31, 2005 we had $43.8 million in cash and cash equivalents. This was an increase of approximately $1.2 million compared to the balance as of December 31, 2004 of $42.6 million. The increase was primarily due to cash provided by operating activities of $1.5 million and proceeds from issuance of common stock of $11.6 million, offset by the purchases of property and equipment totaling approximately $11.8 million.

•	On September 29, 2005, we amended the asset based credit facility agreement with Silicon Valley Bank that will expire on June 30, 2006. We are required to meet certain financial thresholds on a monthly basis under the facility including a minimum tangible net worth requirement. If we do not comply with the minimum tangible net worth requirement, certain provisions become effective, which limit the credit availability under the foreign borrowings and require the Company to repay any outstanding over advance to the bank. Borrowings under the line of credit generally bear interest at prime rate plus 2%. As of December 31, 2005, we had no borrowings under the facility and the eligible availability on the line, net of the $8.0 million outstanding letter of credit, is $12.0 million. We were in compliance with the financial thresholds and minimum tangible net worth requirement as of December 31, 2005.

Period Comparisons

Our results of operations after January 2, 2004 and our consolidated balance sheet at December 31, 2005 are not comparable to the results of operations prior to January 2, 2004 and the historical balance sheet at December 31, 2003 due to our adoption of fresh-start reporting upon our emergence from bankruptcy. However, such differences in our results of operations relate primarily to depreciation of property, plant and equipment, amortization of other intangible assets, interest expense and reorganization expenses. Additionally, these differences in our balance sheets relate primarily to property, plant, and equipment, intangible and other assets, goodwill, lease related restructuring accruals, and the conversion of our Convertible Notes to common stock. Certain amounts, such as net sales and certain expenses were not affected by our adoption of fresh-start accounting and, accordingly, we believe them to be comparable. To provide a more meaningful analysis, the following discussion of our operating results for 2005 are presented on a combined basis covering our Predecessor Company operating results for the period from January 1, 2004 through January 2, 2004 and our Successor Company operating results following emergence from bankruptcy for the period from January 3, 2004 through December 31, 2004 as compared to years ended December 31, 2003.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year (in thousands):

	Year Ended December 31,
	Successor					Predecessor
	2005	% change	2004	% change		2003
Statement of Operations Data:
Product revenue	$128,403	40%	$91,927	14%		$80,351
Related party product revenue	—	0%	—	(100)%		5,409
Service revenue	24,857	5%	23,642	9%		21,723

Total revenue	153,260	33%	115,569	8%		107,483
Product cost of revenue	52,159	30%	40,241	5%		38,270
Service cost of revenue	9,280	7%	8,689	(29)%		12,223
Amortization	10,893	0%	10,911	190%		3,762

Total cost of revenue	72,332	21%	59,841	10%		54,255

Gross profit	80,928	45%	55,728	5%		53,228

Operating expenses:
Research and development	58,337	20%	48,476	(26)%		65,741
Selling, general and administrative	42,933	4%	41,425	(13)%		47,605
Change in estimate of pre-bankruptcy liabilities	(3,668)	(100)%	—	0%		—
Restructuring charges	—	0%	—	(100)%		23,494
Reorganization items	—	(100)%	1,553	100%		—
Amortization of goodwill and intangible assets	—	0%	—	(100)%		166
In-process research and development	—	0%	—	0%		—
Stock-based compensation	3,607	(82)%	19,816	1988	%	949

Total operating expenses	101,209	(9)%	111,270	(19)%		137,955

Loss from operations	(20,281)	(63)%	(55,542)	(34)%		(84,727)
Other income (expense), net:
Interest and other income, net	(226)	(104)%	5,146	366%		1,104
Interest expense	(6)	(89)%	(55)	(100)%		(17,653)
Release of restructuring liability upon termination of leases	—	(100)%	71,164	100%		—
Fresh-start adjustments	—	(100)%	(218,691)	(100)%		—
Induced conversion charge	—	(100)%	(335,809)	(100)%		—

Total other income (expense), net	(232)	(100)%	(478,245)	2790%		(16,549)

Loss before reorganization items	(20,513)	(96)%	(533,787)	427%		(101,276)
Reorganization items	—	(100)%	(1,539)	(91	) %	(17,573)

Loss before provision of income taxes	(20,513)	(96)%	(535,326)	350%		(118,849)
Provision for income taxes	848	(108)%	408	100%		—

Loss before deemed dividend and accretion on redeemable convertible preferred stock	(21,361)	(96)%	(535,734)	351%		(118,849)
Deemed dividend and accretion on redeemable convertible preferred stock	(615)	(96)%	(17,265)	100%		—

Net loss attributable to common stockholders	$(21,976)	(96)%	$(552,999)	365%		$(118,849)

Years Ended December 31, 2005 and 2004

Total Revenue.    The following table shows product and service revenue in absolute dollars and percentage to total revenue (in thousands):

	Successor
	Year Ended December 31,
	2005		2004
Product revenue	$128,403	84%	$91,927	80%
Service revenue	24,857	16%	23,642	20%

Total revenue	$153,260	100%	$115,569	100%

Our total revenue increased 33% to $153.3 million in 2005 from $115.6 million in 2004. The total revenue increase was primarily related to our product revenue. During 2005, our SmartEdge revenue increased 105% to $91.8 million while our SMS revenue decreased 22% to $36.6 million. The increase in SmartEdge revenue primarily resulted from greater sales volume of the SmartEdge family of products. The decline in SMS revenue primarily occurred as a result of the transition by our customers to our SmartEdge products. Unit volume sales of our SmartEdge products increased 81% overall during the year ended December 31, 2005 compared to the year ended December 31, 2004. During 2005, three customers accounted for over 10% of our total revenue as follows: BellSouth Corporation (14%), SBC Communications (13%), and Alcatel (12%). During 2004, SBC Communications accounted for 18% of our total revenue.

Service revenue increased 5% to $24.9 million in 2005 from $23.6 million in 2004. The increase of $1.2 million in absolute dollars in the year ended 2005 was attributable primarily to greater product revenue volume.

The following table shows total revenue percentage to total net revenue by geographic market:

	Successor	Successor
	Year Ended December 31, 2005	Year Ended December 31, 2004
Total revenue:
North America	42%	34%
EMEA	32%	39%
Asia-Pacific	26%	27%

Total	100%	100%

Revenue in the North America region increased by $24.7 million or 62% in 2005 when compared to 2004, primarily due to higher demand for SmartEdge equipments. Revenue from international regions accounted for 58% and 66% in 2005 and 2004, respectively. Revenue from international regions, as a percentage of total revenue in 2005, decreased by 8% compared to 2004, primarily due to increased revenue in North America. Revenue from EMEA and Asia-Pacific in 2005 increased by $3.8 million and $9.2 million, respectively, when compared to 2004, primarily due to higher sales volume of our SmartEdge products in those two regions.

Our ability to predict future revenue is dependent on customer acceptance of our SmartEdge Service Gateway and on the timing of securing contractual commitments from customers. For our customers, such timing is driven, among other factors, by availability of budget spending and timing of network deployment plans to promote the growth of regional, national and international networks that support major broadband access technologies as well as widespread adoption of broadband access services.

Gross Profit.    The following table shows product and service gross profit margin in absolute dollars and percentage to total net revenue (in thousands):

	Successor
	Year Ended December 31, 2005	% to revenue	Year Ended December 31, 2004	% to revenue
Cost of revenue:
Product	$52,159	34%	$40,241	35%
Service	9,280	6%	8,689	8%
Amortization	10,893	7%	10,911	9%

Total cost of revenue	72,332	47%	59,841	52%

Gross profit	$80,928	53%	$55,728	48%

Total gross profit margin as a percentage of revenue improved approximately five percentage points for the year ended December 31, 2005 compared to the prior year. The gross profit margin improvement as a percentage of revenue was attributable to the spread of fixed cost over higher sales volume and improved margin on SmartEdge products. Our cost of product revenue consists primarily of amounts paid to third-party contract manufacturers, material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory.

	Successor
	Year Ended December 31, 2005	Year Ended December 31, 2004
Product Gross Profit (excluding amortization)
Product revenue	$128,403	$91,927
Cost of product revenue	52,159	40,241
Percentage of product revenue	59%	56%

Our product gross profit margin as a percentage of product revenue, excluding amortization charges, increased approximately three percentage points to 59% in year ended December 31, 2005 compared to 56% in the year ended December 31, 2004. This increase was attributable to the spread of fixed cost over greater sales volume and lower unit product cost.

	Successor
	Year Ended December 31, 2005	Year Ended December 31, 2004
Service Gross Profit (excluding amortization)
Service revenue	$24,857	$23,642
Cost of service revenue	9,280	8,689
Percentage of service revenue	63%	63%

Our services gross profit margin decreased less than one percent, as a percentage of net service revenue in the year ended December 31, 2005 compared to the prior year. This was primarily due to increased cost of logistics related to greater product shipment. Our cost of services is derived primarily from providing support under customer support contracts. These costs include repair, freight, labor, overhead, call centers, logistics and cost of spares used in providing support for customers under service contracts.

On a forward-looking basis, we are planning our business based on the assumption that our gross profit margin will improve over the long term from the 53% gross margin reported in the year ended December 31, 2005 due to (i) product cost reductions from our contract manufacturer; and (ii) the ability to spread our fixed overhead costs such as manufacturing and service organization spending, over a higher assumed product sales volume. As we continue the product transition from our SMS to our SmartEdge product lines, our ability to increase gross profit margin will vary depending on the SMS sales during any given quarter and the geographical distribution of the Smart Edge sales. Both higher Smart Edge and SMS sales in North America may contribute to overall higher gross profit margin. In addition, beginning in the first quarter of 2006, our cost of revenue will include greater share-based compensation expense calculated using the fair value method as required by SFAS 123 (R). We cannot quantify the expected increase at this time.

However, our plan to improve our gross margin in 2006 could be at risk, subject to a number of potential risks including but not limited to the following:

•	Continued competitive pressure on our SmartEdge sales, particularly in the international regions, including EMEA and Asia Pacific regions, which would result in lower average sales prices and therefore lower product margins;

•	Potential higher charges from our contract manufacturer if price levels of parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts and cost reductions. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distribution partners;

•	If our overall sales volume is lower than expected, our cost of goods sold would be higher and our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit;

•	If we fail to match our production with expected demand, we may incur additional charges for excess and obsolete inventory.

•	A potential increase in the rate of decline in our SMS business, which is a mature business and has a high profit margin.

Operating Expenses

Research and Development (R&D).

	Successor
	Year Ended December 31,
	2005	2004
R&D expense	$58,337	$48,476

Percentage of total revenue	38%	42%

Our research and development expenditures include salary related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, costs for operating leases and other departmental expenses. Our R&D expenditures increased 20% to $58.3 million for the year ended December 31, 2005 from $48.5 million in the prior year. The increase in our R&D expense was primarily due to increases in salary and related expenses of $2.3 million, primarily related to additional headcount, in equipment and engineering related expenses for testing and development of $3.7 million and in professional services of $2.2 million, as we reorganized functions in 2005 and redirected resources from SG&A product marketing efforts to SmartEdge R&D engineering efforts. As we continue our product transition from SMS to the SmartEdge product line through increased customer wins, we may be required to accelerate development activities to support the timing and nature of our customer deployment plans. In addition, as we continue to evolve our existing product lines and develop new products, we will continue to invest in R&D resources. As such, our R&D expense most likely will increase in absolute dollars in future periods. However, we expect that, as a percentage of total revenue, R&D expense will decline due to the expected increase in our future revenue. In addition, beginning in the first quarter of 2006, our R&D expenses will include greater share-based compensation expense calculated using the fair value method as required by SFAS 123(R). We cannot quantify the expected expense increase at this time resulting from such calculation.

Selling, General and Administrative (SG&A).

	Successor
	Year Ended December 31,
	2005	2004
SG&A expense	$42,933	$41,425

Percentage of total revenue	28%	36%

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office, commissions and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, selling and commission expense. Our SG&A expenditures increased in absolute dollars by approximately $1.5 million or 4% to $42.9 million for the year ended December 31, 2005 from $41.4 million in the prior year. The increase in our SG&A expense is primarily due to an increase in salary and related costs, including commission expenses of $4.6 million, which resulted from additional headcount and increased sales volume. In addition, travel and related costs increased $1.3 million resulting from increased sales activity offset by a decrease in office and equipment related expenses of $1.2 million and a decrease in professional services of $2.2 million in 2005, as we reorganized functions in 2005 and redirected resources from SG&A product marketing efforts to SmartEdge R&D engineering efforts. We expect that our SG&A expenses most likely will increase in absolute dollars in future periods, as we continue to increase our direct and indirect selling efforts to generate customer wins. However, we expect that, as a percentage of total revenue, SG&A expense will decline due to the expected increase in our future revenue. In addition, beginning in the first quarter of 2006, our SG&A expenses will include greater share-based compensation expense calculated using the fair value method as required by SFAS 123(R). We cannot quantify the expected increase at this time.

Change in Estimate of Pre-bankruptcy liabilities.    The amount represented sales return reserves relating to pre-bankruptcy sales. In conjunction with our fresh-start accounting and our commitment to honor our contractual obligations with our customers regardless of bankruptcy, we recorded reserves for anticipated claims for returns related to product sales made prior to emergence from bankruptcy. Over the course of 2004 and 2005, we engaged in discussions with certain customers to address returns exposures. In the fourth quarter of 2005, we concluded these discussions, and reached a settlement agreement with one customer. As a result of concluding these discussions and reaching the settlement agreement, management revised its estimate of the reserve required for such claims, leading to a change in estimate and reduction in the reserve recorded at December 31, 2005 of approximately $3.7 million.

Reorganization Items.    We did not incur any reorganization costs in the year ended December 31, 2005. We incurred $3.1 million reorganization costs in the year ended December 31, 2004. The reorganization costs were included as part of our operating expenses as we emerged the bankruptcy on January 3, 2004. The costs primarily consist of professional fees related to our financial restructuring, including the Chapter 11 bankruptcy proceedings.

Impairment of Goodwill and Amortization of Intangible Assets    We adopted SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. Under SFAS No. 142, goodwill must be tested for impairment annually and when events or circumstances occur indicating that goodwill might be impaired, such as a significant adverse change in litigation or in the business climate, an adverse assessment or action by a regulator, unanticipated competition, a loss of key personnel, or the testing for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets of a significant asset group. SFAS No. 142 also requires intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite.

Upon emerging from bankruptcy in January 2004, the carrying value of goodwill and intangible assets were adjusted as a part of fresh-start accounting to fair value based on the reorganization value. With the adoption of fresh-start reporting, we recorded other intangible assets in the amount of $76.9 million, which included the developed core and product technology. The intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from five to nine years. Amortization expense for the year ended December 31, 2005 and 2004 was approximately $10.6 million for each year, which was recorded in cost of revenue. (See Note 3 to the consolidated financial statements for further discussion.)

We performed the annual impairment test of goodwill as of September 30, 2005, and determined that no impairment charge was required. We could be required to record impairment charges in the future. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

As of December 31, 2005, we expect the amortization of intangible assets for future periods to be as follows, assuming no future impairment of these intangible assets or additions as a result of a business combination:

Estimated Amortization of Intangible Assets (in thousands)
2006	$10,615
2007	10,615
2008	10,615
2009	9,706
2010 and after	14,118

Total amortization of intangible assets	$55,669

Stock-Based Compensation.    Stock-based compensation decreased $16.2 million in 2005 to $3.6 million from $19.8 million in 2004. The decrease in stock-based compensation expense in 2005 was attributed to amortization relating to a deferred compensation charge totaling $28.2 million, which was recorded for stock options issued to employees on January 3, 2004. The deferred compensation is being amortized over the vesting period of the options under an accelerated method.

Other Income (Expense), net.    Other income (expense), net, consists of interest income, interest expense, realized gains and losses on foreign currency and other miscellaneous income and expense items. During 2004, we had charges of $478.3 million relating to the release of restructuring liability upon termination of leases, fresh-start accounting adjustments, and induced conversion charges in connection with the adoption of fresh-start accounting. Details as follows (in thousands):

	Year Ended December 31,
	2005	2004
Interest income	$697	$427
Interest expense	(6)	(55)
Foreign currency loss, net	(578)	(728)
Realized gain on sale of investments	199	6,334
Other	(544)	(887)

Subtotal	(232)	5,091

Release of restructuring liability upon termination of leases	—	71,164
Fresh-start reporting adjustments	—	(218,691)
Induced conversion charges	—	(335,809)

Total interest and other income	$(232)	$(478,245)

The increase in interest income in the year ended December 31, 2005 was due primarily to higher applicable interest rates on our cash and cash equivalents compared to the same period in the previous year. Foreign exchange loss in the year ended December 31, 2005 and 2004 was attributable to the weakening of the US dollar against the Canadian dollar and EURO. Realized gain on sale of investments was approximately $0.2 million and $6.1 million, in 2005 and 2004, respectively and resulted from recovery of our equity investments that were written off previously. Other income and expense changed due primarily to lower bank fees in the year ended December 31, 2005 compared to the same period in the prior year.

Provision for Income Taxes.    We recorded a provision for foreign income taxes of $848,000 and $408,000 for the year ended December 31, 2005 and the period January 3, 2004 through December 31, 2004, respectively. Our foreign tax provisions resulted from business activities conducted in various foreign taxing jurisdictions in which we operate. We recorded no U.S. federal or state income tax provision or tax benefit due to domestic net operating losses we have incurred since inception. We have provided a full valuation allowance on our net deferred tax assets. The realization of our deferred tax assets is dependent on our ability to generate U.S. taxable income in the future. As a result of the annual net operating losses we have incurred, management has determined that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have established a full valuation allowance.

Years Ended December 31, 2004 and 2003

Total Revenue.    The following table reflects product and service revenue in absolute dollars and as a percentage of total revenue (in thousands):

	Successor		Predecessor
	Year Ended December 31,
	2004		2003
Product revenue	$91,927	80%	$80,351	75%
Related party product revenue	—		5,409	5%
Service revenue	23,642	20%	21,723	20%

Total revenue	$115,569	100%	$107,483	100%

Our total revenue increased 8% to $115.6 million in 2004 from $107.5 million in 2003. The total revenue increase was primarily related to our product revenue. During 2004, our SmartEdge revenue increased 229% to $44.9 million while our SMS revenue decreased 36% to $47.1 million. Substantially, the SMS revenue decline related to lower aggregate unit volume of SMS product sales. The increase in SmartEdge revenue primarily resulted from greater acceptance by our customers of the SmartEdge family of products, particularly in the international regions, and greater aggregate unit volume sales of SmartEdge family of products. Unit volume sales of our products increased 33% overall during the year ended December 31, 2004 compared to the year ended December 31, 2003. Average selling price of the SmartEdge systems is generally lower than SMS systems. Service revenue increased 9% to $23.6 million in 2004 from $21.7 million in 2003. Substantially all of our service revenue related to revenue from maintenance contracts. The increase in service revenue during 2004 is in part a result of a higher number of renewals of customer service contracts, as well as multi-year contract arrangements with our customers.

The following table shows total revenue percentage to total net revenue by geographic market:

	Successor	Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003

Total revenue:
North America	34%	38%
EMEA	39%	40%
Asia-Pacific	27%	22%

Total	100%	100%

Revenue in the North America region decreased by $1.4 million or 3% in 2004 when compared to 2003, primarily due to lower demand for SMS equipments. Revenue from international regions accounted for 66% and 62% in 2004 and 2003, respectively. Revenue from international regions, as a percentage of total revenue, in 2004 increased by 4% compared to 2003 was due to higher demand for our SmartEdge equipments in international regions. Revenue from EMEA and Asia-Pacific in 2004 increased by $1.8 million and 7.7 million, respectively when compared to 2003, primarily due to higher sales volume of our SmartEdge products in those two regions.

Related party revenue from Nokia Finance International BV was approximately $5.4 million during the year ended December 31, 2003 (See Related Party Transactions for further discussion).

Gross Profit.    The following table reflects product and service gross profit margin in absolute dollars and as a percentage of total net revenue (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2004	% to revenue	Year Ended December 31, 2003	% to revenue

Cost of revenue:
Product	$40,241	35%	$38,270	36%
Service	8,689	8%	12,223	11%
Amortization	10,911	9%	3,762	4%

Total cost of revenue	59,841	52%	54,255	50%

Gross profit	$55,728	48%	$53,228	50%

Our cost of revenue increased $5.5 million to $59.8 million in 2004 from $54.3 million in 2003. Our cost of revenue as a percentage of revenue was 52% in 2004, which represents an increase of approximately two percentage points from 50% in 2003. During the third quarter of 2003, a customer cancelled a product related engineering services contract, which resulted in a release of liabilities for approximately $4.0 million to the cost of revenue. Excluding the favorable effect of the release, our cost of revenue as a percentage of revenue would have been 54% in 2003 compared to 52% in 2004. The improvement in cost as a percentage of revenue is primarily due to lower department spending, offset by increased product costs and higher production variance expenses in 2004.

For the year ended December 31, 2004, our manufacturing and customer services organization department expenses were reduced from the same period in 2003 primarily due to decreases in payroll & payroll related costs and lower depreciation expense as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting.

During the second half of 2004, shipments of SmartEdge product exceeded the shipments of SMS product line. As the product transition transpired, we incurred higher product costs associated with the change in the product mix. SmartEdge products generally have lower margins compared to our SMS product line. In addition, production variance expenses increased from 2003 primarily due to amortization of product related intangible assets and excess and obsolete charges in 2004. The amortization of product related intangible assets increased to $10.6 million for the year ended December 31, 2004 compared to $3.9 million in 2003 reflecting the revaluation of intangible assets to fair values as a part of “fresh-start” accounting. The charges for excess and obsolete inventory and related claims and commitments were $1.4 million and $0.9 million for the year ended December 31, 2004 and 2003, respectively. The excess and obsolete inventory charges for 2004 and 2003 resulted from reductions in forecasted revenue, change in product mix, and reactions to current market conditions. During 2004 and 2003, we also recognized a benefit of approximately $0.2 million and $0.4 million, respectively, for the sale of inventory that had been fully reserved in a prior period.

Operating Expenses

Research and Development (R&D).

	Successor	Predecessor
	Year Ended December 31,
	2004	2003
R&D expense	$48,476	$65,741

Percentage of total revenue	42%	61%

Our research and development (R&D) expenditures include salary-related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, and other departmental expenses. Our R&D expenditures decreased 26% to $48.5 million for the year ended December 31, 2004 from $65.7 million in the prior year, and represented 42% and 61% of net revenue in 2004 and 2003, respectively. The decrease in our R&D expenses was primarily due to a decrease in amortization and depreciation for $10.6 million primarily as a result of the reduction in the fair value of fixed assets upon adoption of fresh-start accounting, a decrease in prototype spending for $0.8 million, and a decrease in salary and related costs for $2.1 million caused by a decrease in our R&D headcount.

Selling, General and Administrative (SG&A).

	Successor	Predecessor
	Year Ended December 31,
	2004	2003
SG&A expense	$41,425	$47,605

Percentage of total revenue	36%	44%

Selling, General and Administrative.    Our SG&A expenditures decreased 13% to $41.4 million for the year ended December 31, 2004 from $47.6 million in the prior year, and represented 36% and 44% of net revenue in the years ended December 31, 2004 and 2003, respectively. The decrease in our SG&A expense is primarily due to a decrease in salary and related costs of $3.1 million, a decrease of $6.2 million in equipment related expenses which included amortization and depreciation expenses as a result of the reduction to the fair value of fixed assets upon adoption of fresh-start accounting partially offset by an increase in professional service expenses including costs relating to Sarbanes-Oxley compliance and testing for approximately $2.2 million. In addition, operating lease expenses decreased $4.3 million to $3.2 million in 2004 from $7.5 million in 2003 primarily due to the termination of our facilities leases in bankruptcy and negotiation of a new lease agreement following the emergence from bankruptcy.

Restructuring Charges.    We did not record any restructuring provisions or accruals for the year ended December 31, 2004. However, we did incur restructuring charges of $23.5 million for the year ended December 31, 2003. Pursuant to the Plan, all of our lease obligations terminated upon emergence from bankruptcy. Consequently, the restructuring accruals have been eliminated as of January 2, 2004, resulting in a net gain of $71.2 million on the release of restructuring liability upon the termination of leases during the period from January 1, 2004 through January 2, 2004. (See Note 4 of the Notes to the consolidated financial statements for further discussion).

During June 2003, we recorded a $16.3 million restructuring charge for the estimated costs to terminate or sublease an additional San Jose facility. In addition, we recorded a charge for the write-off of leasehold improvements related to this facility of $6.3 million. As part of our Plan, we had restructured all of our facility leases in the United States. This resulted in the reversal of certain restructuring accruals net of deposits as of the effective date of the Plan on January 2, 2004. (See Note 3 to the consolidated financial statements for further information).

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

Reorganization Items.    We incurred $3.1 million in reorganization costs in the year ended December 31, 2004. The reorganization costs were included as part of our operating expenses as we emerged from bankruptcy on January 3, 2004. We incurred $17.6 million in reorganization costs in the year ended December 31, 2003. The decrease of $14.5 million was primarily due to professional fees related to our financial restructuring, including the Chapter 11 bankruptcy proceedings.

Impairment of Goodwill and Amortization of Intangible Assets    We adopted SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. Under SFAS No. 142, goodwill must be tested for impairment annually and whenever events or circumstances occur indicating that goodwill might be impaired, such as a significant adverse change in litigation or in the business climate, an adverse assessment or action by a regulator, unanticipated competition, a loss of key personnel, or the testing for recoverability under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets of a significant asset group. SFAS No. 142 also requires intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite.

Upon emerging from bankruptcy in January 2004, the carrying value of goodwill and intangible assets were adjusted as a part of fresh-start accounting to fair value based on the reorganization value. With the adoption of fresh-start accounting, we recorded other intangible assets in the amount of $76.9 million, which included the developed core and product technology. The intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from five to nine years. Amortization expense for the year ended December 31, 2004 and 2003 was approximately $10.6 million and $3.9 million, respectively, of which $10.6 million and $3.8 million, respectively, was recorded in cost of revenue. (See Note 3 to the consolidated financial statements for additional discussion.)

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

Stock-Based Compensation.    Stock-based compensation increased $18.9 million in 2004 to $19.8 million from $949,000 in 2003. The increase in stock-based compensation expense in the current year is attributed to the deferred compensation charge totaling $28.2 million, which was recorded for stock options issued to employees on January 3, 2004. The deferred compensation is being amortized over the vesting period of the options under an accelerated method. In the year ended December 31, 2003, stock-based compensation includes approximately $598,000 from the 2000 and 2001 assumption of stock option grants in connection with the Abatis and Merlin acquisitions and approximately $351,000 from stock option grants made below fair market value to certain key employees. Due to the stock price on the last trading day of the year (December 31, 2003), there was no stock-based compensation recorded for the voluntary stock option replacement program. Options held by employees as of January 2, 2004 that were (i) below market (as defined in the Plan), were cancelled in connection with our emergence from bankruptcy or (ii) above market (as defined in the Plan), were cancelled ten days after our emergence from bankruptcy if the option holders did not exercise them.

Other income (expense), net.    Interest and other income (expense) increased from expense of $16.5 million in 2003 to expense of $478.3 million in 2004, details as follows (in thousands):

	Year Ended December 31,
	2004	2003
Interest income	$427	$1,725
Interest expense	(55)	(17,653)
Foreign currency loss, net	(728)	(1,609)
Realized gain on sale of investments	6,334	988
Other	(887)	—

Subtotal	5,091	(16,549)

Release of restructuring liability upon termination of leases	71,164	—
Fresh-start reporting adjustments	(218,691)	—
Induced conversion charges	(335,809)	—

Total interest and other income	$(478,245)	$(16,549)

Foreign currency loss in fiscal years 2004 was primarily attributable to the weakening of the US dollar against foreign currencies, primarily the Euro and the British pound. The foreign currency loss in 2003 was due to loss on hedge ineffectiveness.

The Company recorded $483.3 million of the release of restructuring liability upon termination of leases, fresh-start reporting adjustments, and induced conversion charges in connection with the Company emergence from Chapter 11 bankruptcy on January 2, 2004 and the adoption of fresh-start reporting. (See Note 3 to the consolidated financial statements for further discussion).

Interest income decreased in 2004 compared to 2003 since the Company maintained the cash balances in money market accounts during 2004, given that the Company emerged from bankruptcy on January 2, 2004. During 2003, the Company maintained some of the cash balances in CDs and other higher interest bearing securities.

Interest expense decreased from $17.7 million in 2003 to $55,000 in 2004, primarily due to cancellation of our outstanding Convertible Notes in accordance with the Plan. We ceased accruing interest on the Convertible Notes upon filing bankruptcy in November 2003. Realized gain on sale of investments increased $5.3 million in 2004 from 2003, primarily due to a gain on the sale of our equity investments in 2004 that were written off in a previous period. Other expense increased $0.9 million in 2004 primarily related to bank fees relating to our credit facilities.

Provision for Income Taxes.    We recorded a provision for foreign income taxes of $408,000 and $0 for the period January 3, 2004 through December 31, 2004 and for the year ended December 31, 2003, respectively. Our 2004 foreign tax provision resulted from business activities conducted in various foreign taxing jurisdictions in which we operate. We recorded no U.S. federal or state income tax provision or tax benefit due to domestic net operating losses we have incurred since inception. We have provided a full valuation allowance on our net deferred tax assets. The realization of our deferred tax assets is dependent on our ability to generate U.S. taxable income in the future. As a result of the annual net operating losses we have incurred, management has determined that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have established a full valuation allowance.

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

Revenue Recognition.    We derive the majority of the revenue from sales of networking equipment, with the remaining revenue generated from service fees relating to the maintenance contracts on our products or other deliverables. We generally recognize product revenue at the time of shipment, provided that persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. In instances where we are required to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized ratably over the contractual service period. Service maintenance contracts typically range from one to two years.

In connection with sales arrangements that involve multiple elements, such as hardware, service contracts and other deliverables, the entire revenue is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element have been met. We use the fair value method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and objective and reliable evidence of the fair value of all the undelivered elements exists. If objective and reliable evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For the sale of products that contain software that is more than incidental to the sale of the hardware, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. In instances where there are undelivered elements that did not have an established fair-value, revenue is deferred until fair-value is established or those elements have been delivered.

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

Valuation of Goodwill and Intangible Assets    Goodwill is included in the balance sheet as a result of our fresh start accounting following our emergence from bankruptcy. We perform an annual impairment test on the value of goodwill and, to date, have concluded that no impairment is required. For the purposes of this impairment test, we have concluded that the Company is one reporting unit. This impairment test includes an element of subjective judgment with regard to the future commercial prospects for our technology.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting unit based on discounted cash flow model using revenue and profit forecasts and comparing the estimated fair value with our carrying value. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which will then be compared to its corresponding carrying value. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and a material negative change in relationship with significant customers. The “implied fair value” of reporting unit will be determined by our management and will generally be based upon future cash flow projections for the reporting unit, discounted to present value.

Long-Lived assets.    We review our other long-lived assets, including property and equipment and other identifiable intangible assets, for impairment on an annual basis and at interim dates whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our common stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. If there is a significant decrease in our business in the future, we may be required to record impairment charges in the future.

Warranty Reserves.    We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time that the revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

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

Legal Matters.    We have been involved in litigation in the normal course of business. The results of any litigation matter are inherently uncertain. Litigation that was commenced prior to or during the course of the bankruptcy was stayed once we entered bankruptcy and was handled pursuant to the Plan. In the event of any adverse decision in litigation with third parties that could arise in the future with respect to defective products, patents, or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses for the infringing technology. These charges may occur in any particular quarter, resulting in variability in our operating results and an unplanned use of our cash resources. See “Risk Factors” for a description of risks related to litigation matters.

Liquidity and Capital Resources

As of December 31, 2005, we had $43.8 million in cash and cash equivalents. This was an increase of approximately $1.2 million compared to the balance as of December 31, 2004 of $42.6 million. The increase was primarily due to cash provided by operating activities of $1.5 million and proceeds from issuance of common stock of $11.6 million, offset by the purchases of property and equipment totaling approximately $11.8 million.

Cash provided by operating activities was $1.5 million for the year ended December 31, 2005, compared to cash used in operating activities of $15.8 million in the year ended December 31, 2004. Cash provided by operating activities improved in the twelve months ended December 31, 2005 resulted primarily from the $29.5 million reduction in the net loss before deemed dividend and accretion on preferred stock to $21.4 million from $50.9 million in the year ended December 31, 2004. Cash provided by operating activities in 2005 reflected non-cash charges of approximately $31.5 million (principally amortization of intangible assets and stock compensation) offset by net working capital changes which used $8.6 million (principally resulting from increases in accounts receivable and inventories). Cash used in operating activities in 2004 reflected non cash changes of $36.6 million (principally amortization of intangible assets and stock compensation) offset by net working capital changes which used cash of $1.5 million (principally resulting from increases in accounts receivable and inventories, and offset by reductions in liabilities).

As we emerged from bankruptcy on the effective date of the Plan, January 2, 2004, non-cash adjustments resulted in a release of restructuring liability upon termination of leases of $71.2 million, offset by fresh-start accounting adjustments of $218.7 million, an induced conversion charge of $335.8 million. (See Note 3 of the Notes to the Consolidated Financial Statements for further discussion).

Our primary source of operating cash flow is the collection of accounts receivable arising from sales of products to our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of the average number of days our accounts receivable are outstanding. As of December 31, 2005 and December 31, 2004, our days sales outstanding were both at 62 days. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount and the geographic mix of our future revenue, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will be impacted in the future based on the timing of payments to our vendors for accounts payable. We continue our efforts to obtain favorable payment terms on our significant purchases. In the future, the timing of cash payments may be impacted by the timing and nature of credit arrangements we are able to obtain from our vendors.

Furthermore, our operating cash flow was impacted by the increase in inventories resulting in a $10.1 million use of cash in 2005 compared to $4.3 million use of cash in 2004. The increase was primarily due to an increase in inventories to meet our increased SmartEdge shipments in 2005. We expect to have continued pressure on our working capital as we expand inventory to support anticipated growth in SmartEdge shipments.

Cash used in investing activities was approximately $11.8 million for the year ended December 31, 2005, compared to $3.7 million cash provided by investing activities in the year ended December 31, 2004. The increased investing activities in the year ended December 31, 2005 was due primarily to capital expenditures made to support the overall growth of the business. In 2004, capital expenditures totaled $2.8 million; we generated cash of $6.5 million by selling investments and reducing restricted cash. For 2006, we expect to spend approximately $12 million in capital expenditures. However, our actual capital spending may vary depending on our performance relative to our operating plan.

Cash provided by financing activities was $11.5 million for the twelve months ended December 31, 2005, compared to approximately $34.1 million in the twelve months ended December 31, 2004. Cash provided by financing activities in the year ended December 31, 2005 was primarily due to proceeds from the issuance of common stock related to employee option exercises and the employee stock purchase plan of $11.6 million. Borrowings of $4.0 million in 2005 under the credit facility were repaid prior to December 31, 2005. Cash provided by financing activities in the year ended December 31, 2004 was $34.1 million primarily due to proceeds from the issuance of Preferred Stock of approximately $30.0 million, proceeds of $4.3 million from the issuance of common stock from employee exercising their options, offset by principal payments on capital lease obligations of approximately $335,000.

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

We have a $20.0 million asset based credit facility with Silicon Valley Bank as amended on September 29, 2005, which expires on June 30, 2006. The credit facility is available for cash borrowings and for the issuance of letter of credit up to $20.0 million. The loan agreement provides that borrowings under the facility will be formula-based including eligible receivables plus an over advance facility of $6.0 million and would be collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. On June 29, 2005, we amended our irrevocable standby letter of credit issued on behalf of us to Jabil Circuit Inc., to extend the expiration date from June 30, 2005 to June 30, 2006. As of December 31, 2005, we had no borrowings under the credit facility and an $8.0 million irrevocable standby letter of credit outstanding under the facility. Borrowings under the line of credit generally bear interest at prime rate plus 2%. We are required to meet certain financial thresholds on a monthly basis under the facility including a minimum tangible net worth requirement. If we do not comply with the minimum tangible net worth requirement, certain provisions become effective, which limit the credit availability under the foreign borrowings and require the Company to repay any outstanding over advance to the bank. As of December 31, 2005, we had no borrowings under the facility and our eligible receivables were over $20.0 million and our remaining total availability, net of the $8.0 million letter of credit, was $12.0 million, which does not include the $6.0 million over advance under the credit facility. We were in compliance with the covenants as of December 31, 2005.

On a forward-looking basis, we believe that our cash and cash equivalents will be sufficient to fund our operating and working capital requirements through at least the next 12 months. However, within the next 12 months, we expect that we may seek additional financing if we believe it to be in our best interests to hold more working capital and/or to assist in funding our plans for future growth, including without limitation possible acquisitions or similar strategic transactions. In addition, we may be required to incur higher usage of cash or seek additional financing if certain events occur, (refer to “Risk Factors” for a further discussion on potential events), including, but not limited to the following:

•	Our business increases significantly and we require additional working capital.

•	The growth of our SmartEdge product line is slower than anticipated due to delays in our customers’ investment in network expansions, resulting in lower than anticipated revenue and/or cash collections, negative cash flow or losses.

•	If revenue does not increase as expected or we incur losses or generate negative cash flow in 2006.

There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us. Any additional issuance of equity or equity-related securities could be dilutive to our stockholders.

We recorded the following significant commitments for cash payments that will occur regardless of our revenue as follows (in millions):

	2006	2007	Total
Lease payments due on equipment lease and related borrowings	$0.4	$0.1	$0.5
Accounts payable to contract manufacturers for inventory on hand	15.5	—	15.5

Total	$15.9	$0.1	$16.0

In addition, we have purchase commitments with our contract manufacturer and suppliers of $20.0 million and the following off- balance sheet commitments that will occur regardless of our revenue as follows (in millions):

	2006	2007	After 2008	Total
Lease payments due on properties we occupy	$2.0	$0.4	$0.4	$2.8
Payments contracted for IT systems hosting	0.7	0.7	0.6	2.0

	$2.7	$1.1	$1.0	$4.8

The landlord of our San Jose, CA facility has an option to extend the lease for that facility for an additional two years beyond October 2006 at fair market rates, which could result in an increase in rent expense in the fourth quarter of 2006 and the years 2007 and 2008. The table above does not reflect the potential increase in lease payments resulting from such option. In addition, we have amended the lease for our facility in Canada to add additional space, and the resulting increased lease payments are reflected in the above table.

Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of our common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the related commercial arrangement with periodic charges against revenue. In the year ended December 31, 2003, revenue was reduced by approximately $1.5 million for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member to our board of directors. However, this right was terminated at the time that Nokia’s ownership of the Company’s common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia is reflected as “related party” in the year ended December 31, 2003, because Nokia was a related party from May 2002 to August 2003. Related party revenue from Nokia was approximately $5.4 million during the year ended December 31, 2003.

Potential Mergers and Acquisitions

The networking and telecommunications industry is undergoing consolidation, and it is generally believed that a substantial number of companies in the industry will be bought by larger competitors or will merge to form larger businesses. From time to time, companies that would like to buy all of our outstanding shares or a minority interest have approached us, and we expect to continue to be approached with similar interest in the future. In addition, in the past we have made, and may continue to make, acquisitions or engage in other similar transactions in order to enhance our business or complement our product lines. We expect to analyze potential transactions of this nature from time to time in the future and may engage in such transactions if we determine that they serve the best interests of the Company at the time.

Recent Accounting Pronouncements

In June 2005 the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on Redback’s’ consolidated financial position, results of operations or cash flows will depend on the nature of future accounting changes adopted by Redback and the nature of transitional guidance provided in future accounting pronouncements.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123(R). The provisions under SFAS123R differ in some important respects from the original SFAS123 and the actual effect on compensation expense of adopting SFAS123(R) will be dependent on numerous factors including, but not limited to, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, the volatility and the expected term assumptions.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS (123) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SAB 107 creates a framework that is premised on two overarching themes: (i) considerable judgment exercised by preparers to successfully implement FAS 123(R), mainly when valuing employee stock options; and (ii) reasonable individuals, acting in good faith, may conclude differently about the fair value of employee stock options. Therefore, situations in which there is only one acceptable fair-value estimate are expected to be rare. In April 2005, the SEC approved a new rule that for public companies delays the effective date for annual, rather than interim, periods that begin after June 15, 2005. We will adopt SFAS 123(R) in the first quarter of fiscal 2006. We have not completed our analysis of the impact of adopting the new standard. We expect the adoption of share-based compensation accounting to have a material effect on our results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant effect on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2005, we maintained cash and cash equivalents of $43.8 million in liquid investment vehicles. We also had capital lease obligations with principal amounts totaling $454,000. We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

Our primary net foreign currency exposures were in Canadian Dollars, Euros, Japanese Yen, and British Pounds. As of December 31, 2005, we did not have outstanding forward contracts. From time to time, we enter into foreign currencies forward hedging contracts to mitigate our exposure. The net financial impact of foreign exchange gains and losses are recorded in interest and other income and represent non-cash gains and losses based on transactions between parent and subsidiaries. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe; and all of our operating expenses and substantially all of our sales transactions are denominated in U.S. dollars. However, we reported revenue denominated in Euros of approximately USD $6.3 million during the twelve months of 2005. As a result, we have relatively little exposure to currency exchange risks and foreign exchange losses have been minimal to date. While we expect our international revenue to continue to be denominated predominately in U.S. Dollars, an increasing portion of our international revenue may be denominated in foreign currencies in the future. As a result, our operating results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of December 31, 2005, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would decrease the fair value of the receivables by $0.7 million.

Item 8.    Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets at December 31, 2005 and December 31, 2004	53

Consolidated Statements of Operations for the period ended December 31, 2005, the period from January 3, 2004 through December 31, 2004, the period from January 1, 2004 through January 2, 2004, and the period ended December 31, 2003	54

Consolidated Statements of Stockholders’ Equity (Deficit) for the period ended December 31, 2005, the period from January 3, 2004 through December 31, 2004, and the period from January 1, 2004 through January 2, 2004	55

Consolidated Statements of Cash Flows for the period ended December 31, 2005, the period from January 3, 2004 through December 31, 2004, the period from January 1, 2004 through January 2, 2004, and the period ended December 31, 2003	56

Notes to Consolidated Financial Statements	57

Financial Statement Schedules:

II—Valuation and Qualifying Accounts for each of three years in the period ended December 31, 2005	81

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the period ended December 31, 2005, the period from January 3, 2004 through December 31, 2004, and the period from January 1, 2004 through January 2, 2004	82

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Redback Networks Inc.:

We have completed integrated audits of Redback Networks Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Redback Networks Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal control Over Financial Reporting appearing under item, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 27, 2006

REDBACK NETWORKS INC

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Successor
	December 31, 2005	December 31, 2004
A S S E T S
Current assets:
Cash and cash equivalents	$43,764	$42,558
Accounts receivable, less allowances of $231 and $140	32,708	21,892
Inventories	12,933	7,420
Other current assets	8,204	5,322

Total current assets	97,609	77,192
Property and equipment, net	16,944	16,583
Goodwill	144,401	145,083
Other intangible assets, net	55,669	66,285
Other assets	1,391	2,292

Total assets	$316,014	$307,435

L I A B I L I T I E S, P R E F E R R E D S T O C K, A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$28,664	$17,258
Accrued liabilities	14,759	19,375
Borrowings and capital lease obligations, current	372	—
Deferred revenue	18,288	15,245

Total current liabilities	62,083	51,878
Deferred revenue, net of current portion	7,036	2,301
Other long-term liabilities	1,579	2,181

Total liabilities	70,698	56,360

Commitments and contingencies (Note 9)

Redeemable Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, 652 shares issued and outstanding	47,897	47,282

Stockholders’ equity:
Common stock: $0.0001 par value; 750,001, and 750,001 shares authorized, respectively; 55,943 and 53,147 shares issued and outstanding, respectively	287,970	277,169
Deferred stock-based compensation	(1,330)	(5,766)
Accumulated other comprehensive income	879	514
Accumulated deficit	(90,100)	(68,124)

Total stockholders’ equity	197,419	203,793

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$316,014	$307,435

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2005	January 3 Through December 31, 2004	January 1 Through January 2, 2004	Year Ended December 31, 2003
Product revenue	$128,403	$91,927	$—	$80,351
Related party product revenue	—	—	—	5,409
Service revenue	24,857	23,642	—	21,723

Total revenue	153,260	115,569	—	107,483

Product cost of revenue (1)	52,159	40,241	—	38,270
Service cost of revenue (1)	9,280	8,689	—	12,223
Amortization	10,893	10,911	—	3,762

Total cost of revenue	72,332	59,841	—	54,255

Gross profit	80,928	55,728	—	53,228

Operating expenses:
Research and development (1)	58,337	48,476	—	65,741
Selling, general and administrative (1)	42,933	41,425	—	47,605
Change in estimate of pre-bankruptcy liabilities	(3,668)	—	—	—
Restructuring charges	—	—	—	23,494
Reorganization items	—	1,553	—	—
Amortization of intangible assets	—	—	—	166
Stock-based compensation	3,607	19,816	—	949

Total operating expenses	101,209	111,270	—	137,955

Loss from operations	(20,281)	(55,542)	—	(84,727)

Other income (expense), net:
Interest and other income (expense), net	(226)	5,146	—	1,104
Interest expense	(6)	(55)	—	(17,653)
Release of restructuring liability upon termination of leases	—	—	71,164	—
Fresh-start adjustments	—	—	(218,691)	—
Induced conversion charge	—	—	(335,809)	—

Total other income (expense), net	(232)	5,091	(483,336)	(16,549)

Loss before reorganization items	(20,513)	(50,451)	(483,336)	(101,276)
Reorganization items	—	—	(1,539)	(17,573)

Loss before provision for income taxes	(20,513)	(50,451)	(484,875)	(118,849)
Provision for income taxes	848	408	—	—

Loss before deemed dividend and accretion on redeemable convertible preferred stock	(21,361)	(50,859)	(484,875)	(118,849)
Deemed dividend and accretion on redeemable convertible preferred stock	(615)	(17,265)	—	—

Net loss attributed to common shareholders	$(21,976)	$(68,124)	$(484,875)	$(118,849)

Net loss attributed to common shareholders per basic and diluted share	$(0.40)	$(1.30)	$(2.65)	$(0.65)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	54,471	52,269	183,009	181,610

(1) Amounts exclude stock-based compensation as follows:

Cost of revenue	$344	$1,390		$—
Research and development	846	8,130		471
Selling, general and administrative	2,417	10,296		478

Total	$3,607	$19,816		$949

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Deferred Stock-based Compensation	Notes Receivable From Stockholders	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Total Comprehensive Loss
	Shares	Amount
Predecessor Company Balance at December 31, 2002	181,986	$5,376,163	$(1,845)	$(47)	$(26,017)	$(5,334,791)	$13,463	$—
Issuance of common stock under stock plans	1,378	553	—	—	—	—	553	—
Repurchase of common stock	(355)	(161)	—	—	—	—	(161)	—
Deferred stock-based compensation	—	(8)	14	—	—	—	6	—
Amortization of deferred stock-based compensation	—	—	929	—	—	—	929	—
Payment received on notes receivable from stockholders	—	—	—	32	—	—	32	—
Cumulative translation adjustment	—	—	—	—	(79)	—	(79)	(79)
Net loss	—	—	—	—	—	(118,849)	(118,849)	(118,849)

Comprehensive loss								$(118,928)

Predecessor Company Balance at December 31, 2003	183,009	5,376,547	(902)	(15)	(26,096)	(5,453,640)	(104,106)	$—
Equity fresh-start adjustments on emergence from bankruptcy	132,985	(5,136,547)	902	15	26,096	5,453,640	344,106	—
Successor Company
Balance at January 3, 2004	50,024	240,000	—	—	—	—	240,000	—
Issuance of stock to vendors	2,109	7,198	—	—	—	—	7,198	—
Issuance of common stock under employee stock purchase plan	581	2,419	—	—	—	—	2,419	—
Exercise of stock options by employees	415	1,905	—	—	—	—	1,905	—
Issuance of restricted shares	8	—	—	—	—	—	—	—
Issuance of warrants	10	65	—	—	—	—	65	—
Deferred stock-based compensation, net of reversal	—	25,582	(25,582)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	19,816	—	—	—	19,816	—
Unrealized gain on investments	—	—	—	—	59	—	59	59
Cumulative translation adjustment	—	—	—	—	455	—	455	455
Net loss attributable to common stockholders	—	—	—	—	—	(68,124)	(68,124)	(68,124)

Comprehensive loss								$(67,610)

Successor Company Balance at December 31, 2004	53,147	277,169	(5,766)	—	514	(68,124)	203,793	$—
Issuance of stock to vendors	64	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	934	3,642	—	—	—	—	3,642	—
Exercise of stock options by employees	1,734	7,930	—	—	—	—	7,930	—
Issuance of restricted shares	55	—	—	—	—	—	—	—
Issuance of warrants	9	59	—	—	—	—	59	—
Deferred stock-based compensation, net of reversal	—	(411)	411	—	—	—	—	—
Amortization of deferred stock-based compensation	—	(419)	4,025	—	—	—	3,606	—
Unrealized gains on investments, net of tax	—	—	—	—	(59)	—	(59)	(59)
Cumulative translation adjustment	—	—	—	—	424	—	424	424
Net loss attributable to common stockholders	—	—	—	—	—	(21,976)	(21,976)	(21,976)

Comprehensive loss								$(21,611)

Balance at December 31, 2005	55,943	$287,970	$(1,330)	$—	$879	$(90,100)	$197,419

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Successor	Predecessor
	Year Ended December 31, 2005	January 3 Through December 31, 2004	January 1 Through January 2, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net loss before deemed dividend and accretion on redeemable convertible preferred stock	$(21,361)	$(50,859)	$(484,875)	$(118,849)
Adjustments to reconcile net loss to net cash provided/(used) in operating activities:
Release of restructuring liability upon termination of leases	—	—	(71,164)	—
Fresh-start accounting adjustments	—	—	218,691	—
Induced conversion charge	—	—	335,809	—
Depreciation	14,911	10,271	—	35,390
Amortization of other intangible assets	10,615	10,609	—	3,930
Amortization of the fair value of warrants	1,916	1,920	—	—
Loss on disposal of property and equipment	445	20	—	—
Amortization of deferred swap gain	—	—	—	(3,771)
Impairment of minority investments	—	—	—	336
Stock-based compensation	3,607	19,816	—	949
Gain on sale of equity investments	—	(6,028)	—	—
Impairment of property and equipment	—	—	—	6,785
Changes in assets and liabilities:
Accounts receivable, net	(10,816)	(7,402)	—	(4,783)
Inventories	(10,079)	(4,300)	—	(113)
Other assets	(4,498)	2,639	—	7,007
Accounts payable	12,206	(2,027)	—	2,488
Accrued liabilities	422	(2,973)	1,539	1,111
Change in estimate of pre-bankruptcy liabilities	(3,668)	—	—	—
Deferred revenue	7,778	10,379	—	(1,017)
Other long-term liabilities	(590)	2,181	—	8,516
Capital Lease payable	641	—	—	—
Liabilities subject to compromise	—	—	—	1,904

Net cash provided by (used) in operating activities before reorganization items	1,529	(15,754)	—	(60,117)
Reorganization items	—	—	—	(14,186)

Net cash provided by (used) in operating activities	1,529	(15,754)	—	(74,303)

Cash flows from investing activities:
Purchases of property and equipment, net	(11,785)	(2,783)	—	(6,321)
Purchases of short-term investments	—	—	—	(7,476)
Proceeds from sales of short-term investments	—	—	—	73,019
Proceeds from sales of equity investments	—	6,028	—	—
Changes in restricted cash, net	—	478	—	25,590

Net cash (used in) provided by investing activities	(11,785)	3,723	—	84,812

Cash flows from financing activities:
Proceeds from issuance of common stock	11,572	4,324	—	553
Repurchases of common stock	—	—	—	(161)
Proceeds from issuance of redeemable convertible preferred stock	—	30,016	—	—
Proceeds from exercise of warrants	59	65	—	—
Proceeds from bank borrowings	4,000	—	—	1,000
Principal payments on bank borrowings	(4,000)	(335)	—	(14,409)
Principal payments on capital lease obligations	(169)	—	—	—
Proceeds from stockholder notes receivable	—	—	—	32

Net cash provided by (used in) financing activities	11,462	34,070	—	(12,985)

Net increase (decrease) in cash and cash equivalents	1,206	22,039	—	(2,476)
Cash and cash equivalents at beginning of period	42,558	20,519	20,519	22,995

Cash and cash equivalents at end of period	$43,764	$42,558	$20,519	$20,519

Supplemental cash flow information:
Cash paid for interest	$6	$55	$—	$12,127

Cash paid for income taxes	$449	$404	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of the Company:

Redback Networks Inc. was incorporated in Delaware in 1996. Redback is a leading provider of advanced telecommunications networking equipment. Redback’s products enable service providers to build next generation Internet Protocol (IP) based broadband networks that can deliver high-speed access and services to consumers and businesses. Redback’s SmartEdge® Service Gateway combines highly scalable carrier-class (i.e. used by carriers and service providers) edge routing, Ethernet aggregation, and advanced subscriber management and, in conjunction with the NetOp™ Element and Policy Manager products, provides an infrastructure that can enable advanced voice, video, and data services (“Triple Play”). Service providers generally consider these advanced services as value added services that can increase the average revenue per subscriber. These product families are designed to enable our customers to create networks that can deliver cutting edge IP-based services such as IPTV, Video on Demand and online gaming. Redback Networks maintains a growing and global customer base of more than 500 active carriers and service providers, including major local exchange carriers (LECs), inter-exchange carriers (IXCs), post, telephone and telegraph (PTTs) and service providers.

Note 2.    Organization and Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying audited consolidated financial statements, was prepared in conformity with Generally Accepted Accounting Principles in the United States of America (GAAP). Based on the information that management reviews for assessing performance and allocating resources within the Company, the Company has concluded that it has one reportable segment.

Upon the Company’s emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company (Successor Company) adopted “fresh-start” reporting as defined in Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants (AICPA). In accordance with “fresh-start” reporting, the reorganization value of the Company was allocated to the emerging entity’s specific tangible and identified intangible assets. Excess reorganization value after this allocation, was reported as “reorganization value in excess of amounts allocable to identifiable assets” (goodwill). As a result of the adoption of such “fresh-start” reporting, the Company’s post-emergence financial statements of the successor Company will not be comparable with the financial statements of the Company prior to its emergence from bankruptcy (Predecessor Company), including the historical financial statements included in this annual report. (See Note 3 to the consolidated financial statements for further discussion).

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. These reclassifications had no impact on previously reported results of operation or stockholder’s equity.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in preparing these consolidated financial statements include restructuring reserves, allowances for doubtful accounts receivable, warranty reserves, asset and investment impairments, net realizable value for inventories, and income tax valuation allowances. Actual results could vary from those estimates.

Principles of Consolidation

The consolidated financial statements include the financial statements of Redback and its wholly owned subsidiaries. All significant intercompany transactions and accounts balance are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Risk, Foreign Operations and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, and accounts receivable. The Company places its investments with high credit quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located globally. Sales to foreign customers for the years ended December 31, 2005, 2004, and 2003 were denominated in U.S. dollars and accounted for 58%, 66%, and 62%, respectively, of total revenue. Product sales to individual international customers accounted for less than 10% of total revenue in 2005. Product sales to customers in France and Taiwan were 12% and 11%, respectively, of total revenue in 2004. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the aging of accounts receivable and its assessment of the collectibles of its aged receivables.

During the year ended December 31, 2005, three customers accounted for 14%, 13% and 12%, respectively, of the Company’s revenue. During the year ended December 31, 2004, one customer accounted for 18% of the Company’s revenue. During the year ended December 31, 2003, two customers accounted for 16% and 11%, respectively, of the Company’s revenue. At December 31, 2005, three customers accounted for 36%, 14%, and 10% of the Company’s total gross accounts receivables. At December 31, 2004, five customers accounted for 14%, 14%, 11%, 11%, and 10% of the Company’s total gross accounts receivables.

The Company currently uses a third-party manufacturer to assemble its products, and certain key components are obtained from single or limited sources of supply.

Derivative Financial Instruments

The Company purchased foreign exchange contracts to hedge its future cash outflows to its subsidiaries. The outstanding forward contracts are revalued at each balance sheet date and the changes in fair value market are recorded in the income statement. Market value gains and losses on these hedge contracts are substantially offset by losses and gains on the underlying balance being hedged. The net financial impacts of foreign exchange gains and losses are recorded in interest and other income and have not been material in any of the periods presented.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories, which consist principally of raw materials, work in process and finished goods, are stated at the lower of cost or market, under the first-in, first-out method. The Company reviews and sets standard costs quarterly at current manufacturing costs in order to approximate actual costs. The Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or the lease terms. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Goodwill and Intangible Assets

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill be capitalized at cost and requires that goodwill no longer be amortized into earnings. On an annual basis, or whenever events or circumstances occur indicating that goodwill might be impaired, the Company is required to evaluate the carrying value of goodwill at the reporting unit level for impairment using a two step impairment test. Events which might indicate impairment include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of economic environment on our customer base, material negative changes in relationships with significant customers. Intangible assets other than goodwill are amortized over their useful lives, unless these lives are determined to be indefinite. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally five to nine years. As of September 30, 2005 and 2004, the Company completed its annual impairment tests of goodwill and determined that its reported goodwill was not impaired.

Long-Lived Assets

The Company currently evaluates its long-lived assets in accordance with the provisions of SFAS No. 144. The Company also performs goodwill impairment tests on an annual basis and on interim dates in certain circumstances. The Company also reviews its other long-lived assets, including property and equipment and other identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Examples of such events or circumstances include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for its business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. If there is a significant decrease in the Company’s business in the future, the Company may be required to record impairment charges in the future.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redeemable Convertible Preferred Stock

In January 2004, the Company issued and sold to TCV IV, L.P. and TCV IV Strategic Partners L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock (Preferred Stock) and warrants to purchase 1,629,373 shares of our common stock at an exercise price of $5.00 per share. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through September 30, 2004. The carrying value of the redeemable convertible preferred stock is adjusted by quarterly accretions for dividends payable, so that the carrying amount will equal the redemption amount at the earliest redemption date. These adjustments are effected through charges against accumulated deficit. For the year ended December 31, 2005, the Company recorded $0.6 million for the 2% accumulated quarterly accretions.

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

When sales arrangements involve multiple elements, such as hardware, service contracts and other deliverables, the entire revenue is allocated to each respective element based on its relative fair value and recognized when the revenue recognition criteria for each element have been met. The Company uses the fair value method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and objective and reliable evidence of the fair value of all the undelivered elements exists. If objective and reliable evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

For sale of products that contain software that is more than incidental to the sale of the hardware, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibles is reasonably assured. In instances where there are undelivered elements that did not have an established fair-value, revenue is deferred until fair-value is established or those elements have been delivered.

Our total deferred product revenue was $5.3 million and $0.9 million as of December 31, 2005 and December 31, 2004, respectively. Our total deferred service revenue was $20.0 million and $16.6 million as of December 31, 2005 and December 31, 2004, respectively. Our total deferred cost of revenue was $3.9 million as of December 31, 2005. Our deferred cost of revenue as of December 31, 2004 was immaterial.

Warranty Reserves

The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on management’s best estimates of future warranty costs after considering historical and

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected product failure rates and product repair costs. Changes in the Company’s estimated liability for product warranty in the fiscal years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

Warranty Reserves
Balance at December 31, 2003 (Predecessor)	$2,122
Charges to costs and expenses	—
Warranty expenditures	—

Balance at January 2, 2004 (Predecessor)	2,122
Charges to costs and expenses	—
Warranty expenditures	(100)

Balance at December 31, 2004 (Successor)	2,022
Charges to costs and expenses	1,924
Warranty expenditures	(2,475)

Balance at December 31, 2005 (Successor)	$1,471

Stock-based Compensation

The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28 over the vesting period of each individual award. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures—an amendment to FASB Statement No. 123, the Company is required to disclose the effects on reported net loss attributable to common stockholders and basic and diluted net loss attributable to common stockholders per share as if the fair value based method had been applied to all awards. For the year ended December 31, 2005, the period January 3 through December 31, 2004, and the period January 1 through January 2, 2004, had compensation cost been determined based on the fair value method pursuant to SFAS No. 123, the Company’s net loss would have been as follows (in thousands):

	Successor Year Ended December 31, 2005	Successor January 3 through December 31, 2004	Predecessor January 1 Through January 2, 2004	Predecessor Year Ended December 31, 2003
Net loss attributable to common stockholders:
As reported	$(21,976)	$(68,124)	$(484,875)	$(118,849)
Add: Stock-based compensation expense included in reported net loss	3,607	19,816	—	949
Deduct: Stock-based compensation expense determined under the fair value based method for all awards (1)	(11,689)	(27,498)	—	(16,713)

Pro forma	$(30,058)	$(75,806)	$(484,875)	$(134,613)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.40)	$(1.30)	$(2.65)	$(0.65)

Proforma	$(0.55)	$(1.45)	$(2.65)	$(0.74)

(1)	Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to pro forma stock option expense.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option valuation models used to estimate the fair value of options under FAS 123 were developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options and employee stock purchases have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options or employee stock purchases. Proforma information regarding net loss is required by FAS 123, which requires that the information be determined as if the Company has accounted for its employee stock awards under the fair value method of FAS 123. Because additional stock options are expected to be granted each year, the proforma disclosures are not representative of proforma effects on reported financial results for future years. The fair value of the Company’s options granted to employees in all periods was estimated using the Black-Scholes method, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options Plans Year Ended December, 31
	2005	2004	2003
Expected life (years)	3.0	2.0	3.0
Risk free interest rate	3%	2%	2%
Expected volatility	70%	79%	153%

	Employee Stock Purchase Plans Year Ended December, 31
	2005	2004	2003
Expected life (years)	0.5	1.0	2.0
Risk free interest rate	3%	2%	2%
Expected volatility	68%	79%	148%

The expected life for the employee stock option plans in 2005 was higher as a result of a standard four year vesting schedule. The lower expected life for the employee stock option plans in 2004 was a result of a large January 2004 grant to employees which had accelerated vesting and a three year vesting schedule.

For the year ended December 31, 2003 the stock compensation expense amount has been adjusted to reflect lower calculated fair values for employee stock options and employee stock purchases. The adjustment resulted in a decrease of $8.3 million ($0.05 per share) in the proforma net loss for the year ended December 31, 2003. The adjustment was required as the Company’s estimate of the fair value of employee stock options was incorrectly based on a higher expected life rather than the three year expected life intended by management.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) comprises non-owner changes included in equity but not included in net income or loss. Other comprehensive loss consists of net unrealized gains (losses) on investments and the cumulative translation adjustment. At December 31, 2005 and 2004, cumulative translation adjustment was $0.4 million and $0.5 million, respectively. The unrealized gains on investments were $0 and $59,000, in 2005 and 2004, respectively.

Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousand, except per share amounts):

	Successor Year Ended December 31, 2005	Successor Year Ended December 31, 2004	Predecessor Year Ended December 31, 2003
Numerator:
Net loss attributable to common stockholders	$(21,976)	$(68,124)	$(118,849)

Denominator:
Weighted average common shares outstanding	54,471	52,269	182,650
Weighted average unvested common shares subject to repurchase	—	—	(1,040)

Denominator for basic and diluted calculations	54,471	52,269	181,610

Loss per share — basic and diluted	$(0.40)	$(1.30)	$(0.65)

As described in the note to the consolidated financial statements, all of the outstanding stock options as of December 31, 2003 were cancelled on January 2, 2004 in connection with the Company’s exit from bankruptcy.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following equity instruments have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive (in thousands):

	Successor	Successor	Predecessor
	Year Ended December 31, 2005	January 3 through December 31, 2004	Year Ended December 31, 2003
Options to purchase common stock at an average exercise price of $5.79, $4.72 and $0.32 per share, respectively	10,885	8,984	28,883
Common stock issuable upon conversion of promissory notes at conversion price of $190.73 per share	—	—	2,451
Series B Convertible Preferred Stock (at one for ten ratio)	6,517	6,517	—
Warrants to purchase common stock at exercise price of $4.34 per share	—	—	136
Warrants to purchase common stock at exercise price of $5.00 per share	4,926	4,932	—
Warrants to purchase common stock at exercise price of $9.50 per share	3,442	3,444	—

Total	25,770	23,877	31,470

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. For the years ended December 31, 2005, 2004 and 2003, the Company recorded net foreign currency transaction losses of $578,000, $728,000, and $1.6 million, respectively, in other expense, net, primarily due to intercompany payables and receivables resulting from transactions between parent and subsidiaries.

Recent Accounting Pronouncements

In June 2005 the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections”, (SFAS 154) a replacement of APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on Redback’s consolidated financial condition, results of operations and cash flows will depend on the nature of future accounting changes adopted by Redback and the nature of transitional guidance provided in future accounting pronouncements.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of operations. Upon adoption, this statement is expected to have a material impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123(R). The provisions under SFAS123R differ in some important respects from the original SFAS123 and the actual effect on compensation expense of adopting SFAS123(R) will be dependent on numerous factors including, but not limited to, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, the volatility and the expected term assumptions.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides the SEC Staff’s views regarding interactions between SFAS (123) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SAB 107 creates a framework that is premised on two overarching themes: (i) considerable judgment exercised by preparers to successfully implement FAS 123(R), mainly when valuing employee stock options; and (ii) reasonable individuals, acting in good faith, may conclude differently about the fair value of employee stock options. Therefore, situations in which there is only one acceptable fair-value estimate are expected to be rare. In April 2005, the SEC approved a new rule that delays the effective date for annual, rather than interim, periods that begin after June 15, 2005. We will adopt SFAS 123(R) in the first quarter of fiscal 2006. We have not completed our analysis of the impact of adopting the new standard. We expect the adoption of share-based compensation accounting to have a material effect on our results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151 “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a significant effect on our financial statements.

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

As a result of the adoption of fresh-start reporting, the Company’s post-emergence Successor Company consolidated financial statements are not comparable with its pre-emergence Predecessor Company consolidated

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements. Several entries were made to reflect a reduction of lease deposits of $8.1 million, reversal of operating lease-related restructuring charges of $75.2 million, and a reversal of deferred rent and other lease related liabilities of $4.1 million upon the recast of the Company’s balance sheet using current fair market values under fresh-start accounting. This recasted balance sheet is based on the equity value of $240.0 million, combined with additional assumptions regarding fair values of property and equipment, additional liabilities associated with the bankruptcy proceedings, reduction of lease liabilities, and the recording of identifiable intangible assets (core technology and product technology) determined through established valuation techniques and based on valuations performed by an independent third party (in thousands):

Predecessor January 2, 2004
Current assets	$45,423
Property and equipment	19,952
Reorganization value in excess of amounts allocable to identifiable assets (goodwill)	147,657
Core technology	58,300
Product technology	18,600
Other assets	969
Current liabilities	(50,901)

Stockholder’s equity	$240,000

As a result of recasting the balance sheet based on the reorganization value, the carrying values of the Predecessor Company’s goodwill, intangible and other assets, and property and equipment were reduced, recognizing fresh-start adjustments of $218.7 million in the statement of operations for the period from January 1, 2004 through January 2, 2004. Also, to reflect the additional Plan and restructuring expenses related primarily to professional fees of $1.5 million were recorded as an accrued liability. Entries were recorded to reflect the impact of the exchange of the Convertible Notes for common stock of $490.9 million as an increase in common stock, $484.4 million as a reduction of Convertible Notes, $7.1 million to reverse the unamortized balance of the note issuance costs and the reversal of accrued interest of $13.7 million.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2004 through January 2, 2004, was approximately $21.6 million as determined by the Company using established valuation techniques including a valuation performed by an independent third party.

Note 4.    Restructuring Charges

Pursuant to the Plan, all of the Company’s lease obligations terminated upon emergence from bankruptcy. Consequently, the fair value of the lease restructuring charges have been eliminated as of January 2, 2004, resulting in a net gain on the release of restructuring liability upon termination of leases of $71.2 million during the period from January 1, 2004 through January 2, 2004.

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

Note 5.    Balance Sheet Components:

Cash and cash equivalents at December 31, 2005 and 2004 (in thousands):

	Successor	Successor
Cash and cash equivalents	December 31, 2005	December 31, 2004
Money market accounts	$18,039	$26,966
Interest bearing accounts	10,724	—
Non interest bearing checking accounts	15,001	15,592

Total	$43,764	$42,558

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other significant balance sheet components (in thousands):

	Successor	Successor
	December 31, 2005	December 31, 2004
Inventories
Raw materials and work in progress	$1,975	$1,419
Finished assemblies	10,958	6,001

Total inventories	12,933	7,420

Property and equipment, net
Machinery and computer equipment	$23,521	$15,919
Software	7,260	3,879
Leasehold improvements	4,457	4,378
Spares	5,318	3,443
Furniture and fixtures	840	1,173

Total property and equipment	41,396	28,792
Less: Accumulated depreciation and amortization	(24,452)	(12,209)

Total property and equipment, net	$16,944	$16,583

Accrued liabilities
Accrued compensation	$5,177	$3,861
Accrued inventory related commitments	2,077	2,077
Accrued warranty allowance	1,471	2,022
Accrued sales return allowance	—	4,801
Accrued short-term tax liabilities	3,064	1,400
Other	2,970	5,214

Total accrued liabilities	$14,759	$19,375

In the fourth quarter of 2005, the Company recorded a change in its estimate of the accrued sales return allowance that related to pre-bankruptcy liabilities of approximately $3.7 million.

Note 6.    Goodwill and Purchased Intangible Assets:

In accordance with the SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the net carrying value of goodwill must be reviewed for impairment annually and whenever there is indication that the value of the goodwill may be impaired. The Company performs an annual impairment test every year. The Company performed an annual impairment test of goodwill as of September 30, 2005 and September 30, 2004, and determined that no impairment charged was required. There were no events or indicators of impairment that occurred in the fourth quarter of 2005 or 2004 that would require recognition of an impairment. The Company could be required to record impairment charges in the future. Any resulting impairment will be recorded in the income statement in the period it is identified and quantified.

As a result of the Plan becoming effective on January 2, 2004, the goodwill and other intangible asset balances at December 31, 2003, of $431.7 million and $463,000, respectively, have been eliminated as of January 2, 2004. (See Note 3 of the Notes to the Consolidated Financial Statements for further discussion). Upon the adoption of fresh-start reporting as of January 2, 2004, the Company recorded $147.7 million for the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SOP 90-7, which is reported as goodwill. Upon adoption of fresh-start reporting, the Company also recorded other intangible assets in the amount of $76.9 million, which includes developed core product technology that are being amortized on a straight-line basis over their estimated useful lives ranging from five to nine years.

On September 14, 2004, the Company entered into a settlement agreement to end a lawsuit it commenced against a former landlord and its bank. As part of the settlement, the Company received a cash payment from the landlord in the amount of $400,000. The settlement proceeds were different from the estimate used in the initial fresh-start reporting (see Note 3 to Financial Statements) and therefore, the difference was recorded as a fresh-start adjustment, which reduced the carrying value of goodwill as of September 30, 2004. As of December 31, 2004, the Company reversed approximately $2.0 million relating to allowance for doubtful accounts that existed at December 31, 2003. The amount represented an allowance relating to pre-bankruptcy accounts receivables. Given the emergence from bankruptcy and the subsequent full collection of all pre-bankruptcy accounts receivables, the allowance of $2.0 million was recorded as a fresh-start adjustment reducing the carrying value of goodwill as of December 31, 2004.

The following is a summary of intangible assets, net (in thousands):

	Successor December 31, 2005	Successor December 31, 2004
Intangible assets, net:
Existing technology	$76,900	$76,900

Less: Accumulated amortization	(21,231)	(10,615)

	$55,669	$66,285

During the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization expense of intangible assets of $10.6 million, $10.6 million, and $3.9 million, respectively.

As of December 31, 2005, we expect the amortization of intangible assets for future periods to be as follows, assuming no future impairment of these intangible assets or additions as a result of a business combination:

Estimated Amortization of Intangible Assets (in thousands)
2006	$10,615
2007	10,615
2008	10,615
2009	9,706
2010 and after	14,118

Total amortization of intangible assets	$55,669

Note 7.    Income Taxes:

The Company recorded a current provision for foreign income taxes of $848,000 and $408,000 for the year ended December 31, 2005 and the period January 3, 2004 through December 31, 2004, respectively. The foreign tax provisions resulted from business activities conducted by the Company in various taxable jurisdictions in which the Company operates. The Company recorded no U.S. federal income tax provision or benefit for the year ended December 31, 2005 and the periods January 3, 2004 through December 31, 2004, January 1, 2004 through January 2, 2004, and the year ended December 31, 2003 due to domestic operating losses the Company

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has incurred since inception. The Company has provided a full valuation allowance on its net deferred tax assets. The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to loss before taxes as follows:

	Successor	Successor	Predecessor
	Year Ended December 31, 2005	January 3 through December 31, 2004	January 1, through January 2, 2004	Year Ended December 31, 2003
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal effect	(5.8)%	(5.8)%	(5.7)%	(5.7)%
Research and investment tax credits	—	—	—	—
Fresh-start adjustment	—	—	17.7%	—
Induced conversion charge	—	—	28.2%	—
Gain on discharge of debt	—	—	22.3%	—
Exclusion of gain on discharge of debt	—	—	(22.3)%	—
Change in valuation allowance	40.0%	39.8%	(5.2)%	40.3%
Reorganization items	—	0.8%	—	—
Foreign taxes	4.1%	0.8%	—	—
Other	0.8%	0.2%	—	0.4%

Provision for income taxes	4.1%	0.8%	0.0%	0.0%

The provision for federal, state and foreign income taxes is as follows:

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	848	408	—

Total current	848	408	—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

Total	$848	$408	$—

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Successor	Successor	Predecessor
	Year Ended December 31, 2005	January 3 through December 31, 2004	January 1, through January 2, 2004	Year Ended December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$131,845	$123,390	$342,576	$441,065
Tax credit carryforwards	4,541	4,541	24,592	24,592
Reserves and accruals	27,252	27,723	20,806	48,103

	163,638	155,654	387,974	513,760
Valuation allowance	(140,955)	(128,645)	(356,225)	(513,156)

	22,683	27,009	31,749	604

Deferred tax liabilities:
Intangible assets	(22,683)	(27,009)	(31,749)	(604)

	(22,683)	(27,009)	(31,749)	(604)

Net deferred tax assets	$—	$—	$—	$—

Management believes that, based on a number of factors including cumulative losses, the available objective evidence creates sufficient uncertainty regarding the reliability of the net deferred tax assets such that a full valuation allowance has been recorded.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance increased $12.3 million in 2005 and decreased $227.6 million in the period January 3, 2004 through December 31, 2004. The valuation allowance decreased $156.9 million in the period January 1, 2004 through January 2, 2004 and increased $34.3 million in 2003.

At December 31, 2005, the Company’s net operating loss (NOL) carry forwards for federal and state income tax purposes were approximately $312.7 million and $223.6 million, respectively, including reductions related to Chapter 11 bankruptcy filing (see discussion below) and Internal Revenue Code Section 382 limitations (see discussion below). The reductions relating to Chapter 11 filing for federal and state income tax purposes are approximately $263 million. The reductions related to Section 382 limitations for federal and state income tax purposes are $605 million and $420 million respectively. The federal and state net operating loss carryovers start to expire beginning in 2020 and 2010, respectively, if not utilized. The Company’s foreign NOL and tax credit carry forwards for income tax purposes were approximately $23 million and $4.5 million, respectively.

The above table of deferred tax assets as of December 31, 2005 reflects the reduced amounts of pre-reorganization tax net operating loss carryovers, tax credits and built-in losses available to the Company after application of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under Bankruptcy Code as well as post-reorganization temporary differences. Approximately $128.1 million of benefits when, and if realized from pre-reorganization deferred tax assets will first reduce reorganization value in excess of amounts allocable to identifiable assets and other intangibles until exhausted and thereafter be reported as a direct addition to paid-in capital.

Cancellation of Indebtedness Income

In connection with the Company’s emergence from bankruptcy on January 2, 2004, the Company realized approximately $263 million of cancellation of indebtedness income for federal and state income tax purposes. The Company was not required to recognize this amount in current taxable income. However, the Company was required to reduce its tax attribute carry forwards, principally tax net operating loss carry forwards, as of December 31, 2004, by the amount of such excluded income. The reduction of tax net operating loss carry forwards is made first to the loss generated in the year of discharge (2004) and then to the tax net operating loss carry forwards in order starting with the earliest of the taxable years from which such carryovers arose.

Limitations under Section 382 of the Internal Revenue Code

Under Section 382 of the Internal Revenue Code, the Company’s ability to utilize NOL carryforwards is limited when a more than a 50% ownership change occurs during a three-year period. The Company recently completed an analysis under Section 382 to determine the extent to which the Company’s tax attribute carry forwards are limited. Based on this analysis the Company determined that it experienced ownership changes at various dates including the reorganization of the Company upon emergence from bankruptcy. Such ownership changes have resulted in significant limitations on the utilization of the Company’s tax attributes, including tax net operating loss carryovers, tax credit carry forwards and certain built-in losses. Accordingly, the above table of deferred tax assets existing as of December 31, 2005 and December 31, 2004 reflects a reduction in the amount of tax attribute carry forwards which, as a result of the analysis, the Company has determined to be unavailable for future utilization. Of the remaining tax attribute carryovers, the Company is limited to utilizing approximately $23 million a year through 2008 and $13 million a year, thereafter, until 2022 to offset future taxable income.

Approximately $2.8 million of the net operating loss carry forward represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Other Borrowings:

The Company has a $20.0 million asset-based credit facility with Silicon Valley Bank as amended on September 29, 2005, which expires on June 30, 2006. The credit facility is available for cash borrowings and for the issuance of a letter of credit up to $20.0 million. The loan agreement provides that borrowings under the facility will be formula-based, including eligible receivables plus an over advance facility of $6.0 million and would be collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuit Inc., the Company’s contract manufacturer, and for working capital and general corporate purposes as required. On June 29, 2005, the Company amended its irrevocable standby letter of credit issued on behalf of the Company to Jabil Circuit Inc., to extend the expiration date to June 30, 2006. Borrowings under the line of credit generally bear interest at prime rate plus 2%. The Company is required to meet certain financial thresholds under the facility including a minimum tangible net worth requirement. If the Company does not comply with the minimum tangible net worth requirement, certain provisions become effective, which limit the credit availability under the foreign borrowings and require the Company to repay any outstanding over advance to the bank. As of December 31, 2005 we were in compliance with the financial thresholds and minimum tangible net worth requirement.

As of December 31, 2005, the Company’s eligible receivables were over $20.0 million and the remaining total availability, net of the $8.0 million letter of credit, was $12.0 million, which does not include the $6.0 million over advance under the credit facility. As of December 31, 2005 and 2004, no borrowings were outstanding under the facility.

Note 9.    Commitments and Contingencies:

Legal Proceedings

In May 2004, the Company’s Board of Directors received a shareholder demand letter from Pamela Plotkin requesting the investigation of certain matters. In December 2004, the Board of Directors responded to plaintiff Plotkin that it had completed its investigation and that no further actions were required. On July 12, 2005, the Company was served with a notice of intent to apply for a Writ of Mandate by the plaintiff. On July 22, 2005, the Company was served with a petition for Writ of Mandate to produce books and records. On September 12, 2005, the Company filed an answer and demurrer to plaintiff’s petition for Writ of Mandate. On January 11, 2006, the court granted the Company’s demurrer with leave to amend. On February 13, 2006, the plaintiffs agreed to voluntarily dismiss the case with prejudice, and the court entered an order granting the dismissal on February 22, 2006.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of the Company’s current and former officers and directors are named as defendants in these complaints, but the Company is not named as a defendant. The complaints are filed on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between the Company and Qwest Communications International, Inc. The complaints sought damages in an unspecified amount. On August 24, 2004, the Court-appointed lead plaintiff filed a consolidated complaint asserting claims on behalf of purchasers of the Company’s common stock from April 12, 2000 through October 10, 2003 against 16 of the Company’s current or former officers and directors for alleged violations of the federal securities laws. The consolidated complaint sought damages in an unspecified amount. On January 21, 2005, the Court entered an order dismissing the consolidated complaint without leave to amend with

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regard to five of the Redback-related defendants and with leave to amend with regard to the remaining 11 Redback-related defendants. On March 29, 2005, lead plaintiff filed a first amended consolidated complaint asserting claims on behalf of purchasers of the Company’s common stock from November 27, 1999 through October 10, 2003 against 11 of the Company’s current or former officers and directors for alleged violations of the federal securities laws. On May 6, 2005, lead plaintiff filed a revised first amended consolidated complaint to add and change its allegations regarding loss causation. On May 25, 2005, the Court granted lead plaintiff’s motion to reconsider the dismissal with prejudice of one of the Company’s former officers. On May 27, 2005, lead plaintiff filed a second revised first amended consolidated complaint to add allegations against that officer. The currently pending complaint seeks damages in an unspecified amount. On June 10, 2005, defendants filed a motion to dismiss the second revised first amended consolidated complaint. The argument of that motion to dismiss was held on August 10, 2005. The court granted the defendant’s motion to dismiss on March 20, 2006 but granted plaintiffs leave to amend their complaint within 60 days (by May 19, 2006). Although no relief is sought directly from the Company, the Company may have indemnification obligations with regard to the defense of claims asserted in these actions against the Company’s officers and directors.

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

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory Commitments

In addition to amounts accrued in the consolidated financial statements, the Company has purchase commitments with contract manufacturers and suppliers of $20.0 million as of December 31, 2005.

Leases

The Company leases office space and equipment under non-cancelable operating leases with various expiration dates through 2010. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases generally include annual rent increases. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense for 2005, 2004 and 2003 was $2.8 million, $3.2 million and $7.5 million, respectively. As part of the Plan, the Company rejected all US based operating leases and entered into new agreements effective January 3, 2004. In connection with the lease of its corporate headquarters, the Company issued two warrants to the landlord, each to purchase 677,452 shares of common stock at $5.00 and $9.50 per share. The warrants were valued using the Black-Scholes option-pricing model, establishing a value of $5.4 million, which has been recorded as a deferred charge and is being amortized over the life of the lease. (See Note 1 to the consolidated financial statements for further discussion). The landlord of the Company’s San Jose, CA facility has the option to extend the lease for 2 years to October 31, 2008, subject to certain provisions, at fair market rates.

Gross future minimum lease payments under non-cancelable operating leases are as follows:

	Capital Leases	Operating Leases
2006	$372	$1,721
2007	100	130
2008	—	100
2009	—	65
2010	—	11

Total minimum lease payments	472	$2,027

Less: current portion	(372)

Non current portion of capital lease obligations	$100

Note 10.    Redeemable Convertible Preferred Stock

In January 2004, the Company issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., for an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. TCV is entitled to receive a 2% semi-annual dividend payable in cash or Preferred Stock at our option, subject to certain conditions. If we declare a dividend or distribution on common stock, then the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Option No. 14. This allocation created a beneficial conversion feature on this Preferred Stock based on the difference between the accounting conversion price of the Preferred Stock and the fair value of our common stock at the time of issuance of the Preferred Stock. The beneficial conversion feature resulted in a one-time deemed dividend to the holders of the Preferred Stock of approximately $16.7 million in the period from January 3, 2004 through September 30, 2004. For the years ended December 31, 2005 and December 31, 2004, the Company recorded $0.6 million and $0.5 million, respectively, for the 2% accumulated dividends and

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$16.8 million for the year ended December 31, 2004 for a deemed dividend. In accordance with the terms of the Certificate of Designation of Series B Convertible Preferred Stock, the Preferred Stock issued to TCV shall automatically convert to common stock, and any unpaid dividends will be issued as common stock, if at any time after January 5, 2005, the Company’s common stock closing price equals or exceeds $13.81 for 90 consecutive trading days, provided that the Company has an effective registration statement on file.

Note 11.    Stockholders’ Equity (Deficit):

Successor Company

Common Stock

Our certificate of incorporation, as amended, authorizes us to issue 750.0 million shares of $0.0001 par value common stock. As of December 31, 2005, 55.9 million shares of common stock were issued and outstanding. There were no shares subject to repurchase as of December 31, 2005 or 2004.

Warrants

At December 31, 2005, the Company had approximately 4.9 million and 3.4 million warrants outstanding to purchase common stock at $5.00 and $9.50, respectively, with a term of 7 years. (See Note 3 to the consolidated financial statements for further discussion).

Benefit Plans

Stock-Based Compensation Plans

Prior to January 2, 2004, the Company’s 2001 Employee Option Plan (2001 Plan), 1999 Stock Incentive Plan (1999 Plan), 1999 Directors’ Option Plan (Directors’ Plan), and the 1997 Stock Plan (1997 Plan) allowed for the issuance of up to approximately 95.4 million shares of common stock. The 1999 Plan allows grants of incentive stock options, non-qualified stock options and restricted stock to employees, non-employee board members and consultants. As provided in the Plan, the 1999 Plan and the Directors’ Plan were assumed by the Company in the bankruptcy; however, the 2001 Plan and the 1997 Plan were not assumed by the Company in the bankruptcy. Accordingly, all the options under the 2001 Plan and 1997 Plan were cancelled.

In January 2004, all of the outstanding stock options as of December 31, 2003 were cancelled in connection with the Company’s emergence from Chapter 11 bankruptcy. Options were then granted to substantially all employees on January 3, 2004, at an exercise price of $4.60 per share, vesting over three years. A deferred compensation charge totaling $28.2 million was recorded in the period from January 3, 2004 through December 31, 2004 and has been amortized over the vesting period of the options under an accelerated method. For the year ended December 31, 2005 and the period from January 3, 2004 through December 31, 2004, amortization of deferred stock compensation was $3.6 million and $19.8 million, respectively.

1999 Stock Incentive Plan

At our 2005 annual meeting of stockholders, our stockholders approved an amendment to the 1999 Plan which increased the number of shares available for issuance under the 1999 Plan by an aggregate of 3,099,196 shares in 2005 and by an aggregate of 1,611,582 shares in 2006. As a result of that approval, the number of shares available for issuance was increased to a total of 14,211,060 by the end of 2005 and a total of 15,822,642 in May 2006. As of December 31, 2005, 10,309,560 options were issued and outstanding under the 1999 Plan.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, at our 2005 annual meeting of stockholders, our stockholders approved an amendment to the 1999 Plan that eliminated the automatic annual “evergreen” increases in the number of shares available under the 1999 Plan. As the result of our emergence from bankruptcy and the approximately 73-to-1 reverse split of our common stock in January 2004, the automatic annual increase under the 1999 Plan no longer provided a meaningful increase in the number of shares available under the plan. As the result of the elimination of the annual “evergreen” increase, we intend to present to our stockholders for approval any amendments that are proposed in the future to increase the number of shares available for issuance under the 1999 Plan.

Options under the 1999 Plan may be granted for periods of up to ten years and at prices no less than 30% of the fair value of the shares on the date of grant, provided, however, that (i) the exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% and 30% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an incentive stock option and non-qualified stock option granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees on January 3, 2004 vest over three years. Options granted after January 3, 2004 generally vest over four years.

1999 Directors’ Plan

Prior to January 2, 2004, the Directors’ Plan allowed for the issuance of up to approximately 2.5 million shares including 240,000 additional shares that became available for issuance through this plan’s automatic annual increase provision. As provided in the Plan, on January 2, 2004, 20,438 shares of common stock were reserved for issuance under the Directors’ Plan. During 2005, the Board of Directors determined that, as a result of the Company’s 73-to-1 reverse stock split effected in 2004, the remaining shares available under the 1999 Directors’ Option Plan were minimal and accordingly, approved the termination of the 1999 Directors’ Option Plan as of May 6, 2005. All options and restricted stock granted to directors after such date and in the future are awarded under the 1999 Stock Incentive Plan.

2004 Employment Inducement Award Plan

In October 2004, the Company adopted the 2004 Employment Inducement Award Plan (2004 Plan) and had reserved one million shares of common stock for issuance under the 2004 Plan. The 2004 Plan allows grants of non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to newly hired employees. As of December 31, 2005, options were issued and outstanding under the 2004 Plan.

Deferred Stock Compensation

For the period from January 3, 2004 through December 31, 2004, the Company recorded deferred stock compensation for stock options issued at prices below fair market value and restricted shares of $28.2 million. Included in deferred stock compensation for the period from January 3, 2004 through December 31, 2004, is the elimination of unamortized deferred stock compensation related to terminated employees of $3.1 million.

For the year ended December 31, 2005 and the period from January 3, 2004 through December 31, 2004, the Company recorded $3.6 million and $19.8 million of amortization of deferred stock compensation for stock options and restricted shares, respectively, using an accelerated method and straight-line method, respectively, over the vesting period of one to three years.

Employee Stock Purchase Plan

All of our employees are eligible to participate in the Employee Stock Purchase Plan (Purchase Plan) if they are customarily employed by us or any participating subsidiary for at least 20 hours per week and more than five

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months in any calendar year. However, an employee may not participate in the plan if, as a result of participating, the employee would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock. In addition, no employee may purchase more than $25,000 worth of stock under the ESPP in any calendar year. Our ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation, which includes a participant’s base salary, wages, bonuses, incentive compensation, commissions, overtime and shift premium pay, plus any pre-tax contributions made by a participant under Section 401(k) or Section 125 of the Internal Revenue Code, but excludes all non-cash items. A participant may purchase a maximum of 4,000 shares during an offering period.

Prior to January 2, 2004, the Employee Stock Purchase Plan (Purchase Plan) allowed for the issuance of an aggregate of approximately 6.0 million shares of the Company’s common stock. The Purchase Plan was suspended when the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on November 3, 2003.

The Company reinstated the Purchase Plan on January 16, 2004 with an abridged purchase period running through April 30, 2004. Upon emergence from bankruptcy, 1.5 million shares of the Company’s common stock were reserved for issuance pursuant to Purchase Plan on a going forward basis. At our annual stockholders meeting in May 2005, the stockholders approved an increase in the number of shares available for sale under the ESSP by an additional 1,500,000 shares. As of December 31, 2005 and 2004, the Company’s 1999 Employee Stock Purchase Plan (Purchase Plan) allowed for the issuance of approximately 3.0 million shares and 1.5 million shares of the Company’s common stock, respectively.

The following table presents activity under all of the Company’s stock option plans (in thousands, except average exercise price):

	Options Outstanding
	Number Outstanding	Weighted Average Exercise Price
Balance at December 31, 2002 (Predecessor)	36,237	$5.51
Options granted	1,908	0.67
Options exercised	(284)	0.29
Options cancelled	(9,071)	4.91

Balance at December 31, 2003 (Predecessor)	28,790	5.43
Options cancelled	(28,790)	5.43

Balance at January 2, 2004 (Predecessor)	—	—
Options granted	11,201	4.71
Options exercised	(489)	3.90
Options cancelled	(1,763)	4.88

Balance at December 31, 2004 (Successor)	8,949	4.72
Options granted	4,399	7.41
Options exercised	(1,759)	4.57
Options cancelled	(704)	5.33

Balance at December 31, 2005 (Successor)	10,885	$5.79

There were approximately 2.1 million, 2.5 million, and 32.5 million shares available for grant at December 31, 2005, 2004, and 2003, respectively.

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2005 (in thousands, except number of years and per share data):

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 3.10 - $ 4.53	454	8.77 years	$3.56	135	$3.55
$ 4.60 - $ 4.60	5,116	8.01 years	4.60	3,771	4.60
$ 4.77 - $ 5.98	1,479	8.80 years	5.52	354	5.41
$ 5.98 - $ 6.30	430	9.06 years	6.22	94	6.23
$ 6.32 - $ 6.32	1,944	9.44 years	6.32	237	6.32
$ 6.58 - $10.06	810	9.18 years	7.53	95	7.72
$10.06 - $14.45	652	9.94 years	13.29	1	10.45

Total	10,885	8.65 years	$5.79	4,687	$4.82

Fair value disclosures

The weighted average fair value of options granted were as follows (See also Note 2 to the consolidated financial statements):

	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Year Ended December 31, 2005 (Successor)
Exercise price equal to market value	$7.45	$3.48
Exercise price less than market value	$—	$—
Year Ended December 31, 2004 (Successor)
Exercise price equal to market value	$4.74	$4.38
Exercise price less than market value	$4.60	$16.07
Year Ended December 31, 2003 (Predecessor)
Exercise price equal to market value	$0.67	$0.63
Exercise price less than market value	$—	$—

Note 12.    Segment Information:

Total revenue and long-lived assets classified by major geographic areas in which the Company operates were as follows (in thousands):

	Successor	Successor	Predecessor
	December 31, 2005	January 3 through December 31, 2004	December 31, 2003
Total revenue:
North America	$64,548	$39,833	$41,247
EMEA	48,811	45,041	43,242
Asia-Pacific	39,901	30,695	22,994

Total	$153,260	$115,569	$107,483

REDBACK NETWORKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005	December 31, 2004
Long-lived assets:
United States	$15,729	$14,635
Canada	846	1,540
Other	369	408

Total	$16,944	$16,583

The Company did not generate revenue from any international countries that account for more than 10% of total revenue in 2005. Revenue generated from customers in France and Taiwan accounted for 12% and 11%, respectively, of total revenue in 2004. Revenue generated from customers in United Kingdom and France accounted for 12% and 11%, respectively, of total revenue in 2003. Long-lived assets represent property and equipment. No single country outside of the United States represented more than 10% of the Company’s total net long-lived assets as of December 31, 2005 and December 31, 2004.

The Company’s products are grouped into two product families: SMS and SmartEdge product lines. The SmartEdge product line includes the SmartEdge 800, the SmartEdge 400 products and the NetOp software products. The SMS product line includes SMS 1800, SMS 1800 SL, SMS 10000, and SMS 10000 SL products.

The SmartEdge product line contributed revenue of $91.8 million, $44.9 million, and $13.6 million for the year ended December 31, 2005, the period ended January 3 through December 31, 2004, and the year ended December 31, 2003, respectively. The SMS product line contributed revenue of $36.6 million, 47.1 million, and $72.1 million for the year ended December 31, 2005, the period January 3 through December 31, 2004, and the years ended December 31, 2003, respectively.

Note 13. Related Party Transactions

In May 2002, we sold approximately 17.7 million shares of common stock to Nokia Finance International BV, or Nokia, for an aggregate cash issuance price of approximately $35.8 million pursuant to a Common Stock and Warrant Purchase Agreement. The issuance of shares was recorded at fair value on the date of closing. However, the cash issuance price paid by Nokia was based upon the average closing price of our common stock on the Nasdaq National Market over a five day period, which resulted in a discount in the amount of approximately $4.4 million from the market price on the date of closing. This discount, which is included in other non-current assets, is being amortized on a straight-line basis over the three-year term of the related commercial arrangement with periodic charges against revenue. In the year ended December 31, 2003, revenue was reduced by approximately $1.5 million for such non-cash amortization. As a result of the Common Stock and Warrant Purchase Agreement, Nokia previously had the right to designate one member to our board of directors. However, this right was terminated at the time that Nokia’s ownership of the Company’s common stock dropped below 5%, as indicated in Nokia’s report on Schedule 13D filed on August 20, 2003.

Revenue from Nokia is reflected as “related party” in the year ended December 31, 2003, because Nokia was a related party from May 2002 to August 2003. Related party revenue from Nokia was approximately $5.4 million during the year ended December 31, 2003.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNT

(in thousands)

Allowance for Doubtful Accounts:

For the Year Ended:	Balance at Beginning of Period	Charged (Credited) to Expenses or Other Accounts		Deductions	Balance at End of Period

December 31, 2003	$3,262	$(750)		$525	$1,987
January 1 through January 2, 2004	1,987	—		—	1,987
January 3 through December 31, 2004	1,987	(1,847	)(1)	—	140
December 31, 2005	140	91		—	231

(1)	Adjustment was to reflect fair value and was recorded as an adjustment to goodwill.

SUPPLEMENTARY FINANCIAL DATA

(in thousands, except per share amounts)

	Successor									Predecessor
	December 31, 2005		September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	January 3 through March 31, 2004	January 1 through January 2, 2004
Total revenue	$47,983		$36,431	$34,555	$34,291	$32,082	$21,006	$32,315	$30,166	$—
Gross Profit	25,909		18,087	18,919	18,014	15,528	8,911	17,665	13,624	—
Net income (loss)	710	(1)	(8,400)	(7,236)	(7,050)	(11,977)	(12,476)	(10,652)	(33,019)	(484,875)
Net income (loss) per basic and diluted share	$0.01		$(0.15)	$(0.13)	$(0.13)	$(0.23)	$(0.24)	$(0.20)	$(0.64)	$(2.65)

(1)	As of December 31, 2005, we recorded a change in estimate of prebankruptcy liabilities of $3.7 million (see Note 3 to the Financial Statements). The amount represented sales return reserves relating to pre-bankruptcy sales.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors and all fraud. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Redback’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment of internal controls over financial reporting, management has concluded that, as of December 31, 2005, Redback’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

The Company’s Proxy Statement for its Annual Meeting of Stockholders, to be held on May 11, 2006, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 13 and 14), except for the information with respect to the Company’s executive officers who are not directors, which is included in Part I of this annual report. In August 2004, William H. Kurtz, a director, entered into a Rule 10b5-1(c) trading plan pursuant to which stock of the Company will be sold for his account from time to time in accordance with the provisions of the plan without any further action or involvement by the director.

Item 10.    Directors and Executive Officers of the Registrant

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.redback.com/corporategovernance. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of SEC Regulation S-K. William H. Kurtz, the Chair of the Audit Committee, is an “audit committee financial expert” and is independent as defined by Item 401(h) of Regulation S-K of the Securities Act of 1934, as amended (“Regulation S-K”).

Information relating to executive officers is set forth in Part I of this report under “Executive Officers of the Registrant.” The other information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 11, 2006 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 11, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 11, 2006.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	10,316,920	(3)	$5.84	3,244,749	(4)
Equity compensation plans not approved by security holders (2)	568,250		$4.83	325,000

(1)	These plans include the 1999 Plan, the Directors’ Plan and the Purchase Plan.

(2)	Includes the 2004 Plan to which we granted options to purchase an aggregate of 275,000 shares of common stock outside of the equity compensation plans referenced in this table. Please see the description of the 2004 Plan in Note 13 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

(3)	Excludes purchase rights accruing under the Purchase Plan, which has a reserve of 3,000,000 shares.

(4)	Consists of shares available for future issuance under the equity compensation plans approved by security holders, including 1,484,323 shares of common stock available for issuance under the Purchase Plan.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 11, 2006.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be held on May 11, 2006.

PART IV

Item 15.    Exhibit and Financial Statement Schedules

(a)(1) Financial Statements. The consolidated financial statements of the Registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) Schedule II Valuation and Qualifying Account. The Schedule II Valuation and Qualifying Account is included on page 81 of this Annual Report on Form 10-K.

(a)(3) Exhibits:

Exhibit Number	Description
2.1	Prepackaged Plan of Reorganization of Redback Networks, Inc. dated November 3, 2003 (which is incorporated herein by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003).

2.2	Order Confirming Prepackaged Plan of Reorganization of Redback Networks Inc. under Chapter 11 of the Bankruptcy Code (which is incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 6, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-K filed on March 15, 2004).

3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on May 15, 2001).

3.3	Certificate of Designation of the Series B Convertible Preferred Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.1	Rights Agreement, dated as of June 12, 2001, as amended on May 21, 2002, October 2, 2003 and January 5, 2004, between Redback Networks Inc., and US Stock Transfer Corporation, as Rights Agent (which is incorporated herein by reference to (i) Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 15, 2001; (ii) Exhibit 4.2 of the Registrant’s Form 8-A/A filed on May 31, 2002; (iii) Exhibit 4.3 of the Registrant’s Form 8-A/A filed on October 2, 2003; and (iv) Exhibit 4.4 of the Registrant’s Form 8-A/A filed on January 12, 2004).

4.2	Form of Redback Networks Inc. Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.10 of the Registrant’s Form S-4 filed on August 22, 2003 (File No. 333-108170), as amended).

4.3	Form of Series B Preferred Stock Certificate of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.4	Form of Warrant to Purchase Common Stock of Redback Networks Inc., issued to TCV IV, L.P. and TCV IV Strategic Partners, L.P. on the Closing Date (which is incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.5	Investor Rights Agreement, dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.6	Amendment dated April 5, 2004 of Investor Rights Agreement dated January 5, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 4.6 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

Exhibit Number	Description
4.7	Securities Purchase Agreement, dated January 2, 2004, among Redback Networks Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P. (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed on January 12, 2004).

4.8	Form of $5.00 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.8 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.9	Form of $9.50 Warrant to Purchase Common Stock of Redback Networks Inc. (which is incorporated herein by reference to Exhibit 4.9 of the Registrant’s Form 10-Q filed on May 10, 2004).

4.10	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $5.00 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

4.11	Form of Warrant to Purchase 677,452 Shares of Common Stock of Redback Networks Inc. with an exercise price of $9.50 per share, issued to CTC Associates II, L.P. (which is incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-3 Registration Statement filed on April 9, 2004).

10.1	Employment Agreement between Redback Networks Inc. and Kevin A. DeNuccio, dated August 17, 2001 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 13, 2001).

10.2	Redback Networks Inc. 1999 Stock Incentive Plan Notice of Restricted Stock Award to Kevin A. DeNuccio dated August 29, 2001 (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002).

10.3	Employment Agreement between Redback Networks Inc. and Georges Antoun, dated August 22, 2001 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed on March 27, 2002) and amendment thereto dated January 3, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.4	Employment Agreement between the Registrant and Ebrahim Abassi, dated October 2, 2001 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.5	Employment Agreement between Redback Networks Inc. and Thomas L. Cronan III dated January 15, 2003 (which is incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003).

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2001).

10.7	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-8, filed on May 27, 2005 (File No. 333-125333))

10.8	Redback Networks Inc. 1999 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-8, filed on May 27, 2005 (File No. 333-125333))

10.9	Lease by and between CTC Associates II, LP and the Registrant, dated as of January 1, 2004 (which is incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 10-K filed on March 15, 2004).

10.10	Manufacturing Services Letter Agreement between Redback Networks Inc. and Jabil Circuit Inc. dated September 14, 2000 (which is incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10- K filed on March 27, 2002).

Exhibit Number	Description
10.11	Financing Agreement, dated as of November 12, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2003).

10.12	Amendment Number One, dated December 3, 2003, to Financing Agreement by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-K filed on March 15, 2004).

10.13	Termination letter relating to Financing Agreement, dated as of November 12, 2003 and amended December 3, 2003, by and among the Registrant, certain of the Registrant’s subsidiaries as guarantors, Albeco Finance LLC as collateral agent, Wells Fargo Foothill, Inc. as administrative agent, and the lenders there under (which is incorporated herein by reference to Exhibit 10.14 of the Registrant’s Form 10-K filed on March 15, 2004).

10.14	Letter of Credit issued by Silicon Valley Bank on behalf of the Registrant, dated January 5, 2004, as amended by the First and Second Amendments (which is incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 15, 2004).

10.15	Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 10, 2004 (which is incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K filed on March 15, 2004).

10.16	Settlement Agreement, dated February 11, 2004, between Redback Networks Inc. and Chanin Capital Partners, LLC (which is incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.17	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Roy D. Behren (which is incorporated herein by reference to Exhibit 10.18 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.18	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and Martin A. Kaplan (which is incorporated herein by reference to Exhibit 10.19 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.19	Restricted Stock Agreement, dated April 12, 2004, between Redback Networks Inc. and William H. Kurtz (which is incorporated herein by reference to Exhibit 10.20 of the Registrant’s Form 10-Q filed on May 10, 2004).

10.20	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated June 24, 2004 (which is incorporated herein by reference to Exhibit 10.21 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.21	Amendment No. 1 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated July 30, 2004 (which is incorporated herein by reference to Exhibit 10.22 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.22	Amendment to the Employment Agreement between the Registrant and Ebrahim Abassi, dated June 21, 2004 (which is incorporated herein by reference to Exhibit 10.23 of the Registrant’s Form 10-Q filed on August 9, 2004).

10.23	Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

Exhibit Number	Description
10.24	Form of Stock Option Agreement for use under the Redback Networks Inc. 2004 Employment Inducement Award Plan (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.25	Offer letter agreement between the Registrant and Scott Marshall dated September 13, 2004 (which is incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 6, 2004).

10.26	Amendment No. 2 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated September 21, 2004 (which is incorporated herein by reference to Exhibit 10.27 of Registrant’s Form 10-Q filed on November 8, 2004).

10.27	Form of Stock Option Agreement for use under the Redback Networks Inc. 1999 Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.28 of Registrant’s Form 10-Q filed on November 8, 2004).

10.28	Amendment No. 3 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated December 12, 2004 (which is incorporated herein by reference to Exhibit 10.29 of Registrant’s Form 10-K filed on March 18, 2005).

10.29	Letter Amendment to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated March 11, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2005).

10.30	Redback Networks Inc. Senior Management Bonus Plan (which is incorporated herein by reference to Exhibit 10.31 of Registrant’s Form 10-Q filed on May 10, 2005).

10.31	Amendment No. 4 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated June 30, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 5, 2005).

10.32	Third Amendment to Letter of Credit issued by Silicon Valley Bank on behalf of the Registrant, dated June 29, 2005 (which is incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 5, 2005).

10.33	Amendment No. 5 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated August 30, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 1, 2005).

10.34	Amendment No. 6 to the Amended and Restated Loan and Security Agreement between Silicon Valley Bank and the Registrant, dated September 29, 2005 (which is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2005).

10.35(1)	Restricted Stock Agreement, dated November 3, 2005, between the Registrant and Paul Giordano.

10.36	Redback Networks Inc. Senior Management Bonus Plan (which is incorporated herein by reference to Registrant’s Current Report on Registrant’s Form 8-K filed on February 14, 2006).

12.1(1)	Computation of the ratio of earnings to fixed charges.

21.1(1)	List of Subsidiaries.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney

31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDBACK NETWORKS INC. (REGISTRANT)

By:	/s/ KEVIN A. DENUCCIO
Kevin A. DeNuccio Director, Chief Executive Officer and President

March 27, 2006

Pursuant to the requirements of Sections 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KEVIN A. DENUCCIO Kevin A. DeNuccio	Director, Chief Executive Officer and President	March 27, 2006

/s/ THOMAS L. CRONAN III Thomas L. Cronan III	Chief Financial Officer, Senior Vice President Of Finance and Administration (Principal Financial and Accounting Officer)	March 27, 2006

/s/ ROY D. BEHREN Roy D. Behren	Director	March 27, 2006

/s/ JOHN L. DREW John L. Drew	Director	March 27, 2006

/s/ DAVID C. FRIEZO David C. Friezo	Director	March 27, 2006

/s/ PAUL GIORDANO Paul Giordano	Director, Chairman of the Board	March 27, 2006

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	March 27, 2006

/s/ WILLIAM H. KURTZ William H. Kurtz	Director	March 27, 2006