Form 10-Q
period 2006-03-31
REDBACK NETWORKS INC
filed 2006-05-08
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Ye   ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2006 was 57,591,131 shares.

REDBACK NETWORKS INC.

FORM 10-Q

March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$58,628	$43,764
Accounts receivable, less allowances of $299 and $231	34,178	32,708
Inventories	9,312	12,933
Other current assets	10,313	8,204

Total current assets	112,431	97,609
Property and equipment, net	18,043	16,944
Goodwill	143,460	144,401
Other intangible assets, net	53,016	55,669
Other assets	1,212	1,391

Total assets	$328,162	$316,014

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,731	$28,664
Accrued liabilities	15,734	14,759
Borrowings and capital lease obligations, current	200	372
Deferred revenue	24,386	18,288

Total current liabilities	67,051	62,083
Deferred revenue, net of current portion	10,344	7,036
Other long-term liabilities	1,249	1,579

Total liabilities	78,644	70,698

Commitments and contingencies
Redeemable Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, 652 shares issued and outstanding	48,053	47,897

Stockholders’ equity:
Common stock: $0.0001 par value; 750,001, and 750,001 shares authorized, respectively; 57,224 and 55,943 shares issued and outstanding, respectively	293,473	287,970
Deferred stock-based compensation	—	(1,330)
Accumulated other comprehensive income	681	879
Accumulated deficit	(92,689)	(90,100)

Total stockholders’ equity	201,465	197,419

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$328,162	$316,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended
	March 31, 2006	March 31, 2005
Net revenue:
Product revenue	$50,899	$28,336
Service revenue	6,960	5,956

Total net revenue	57,859	34,292

Product cost of revenue	20,388	11,623
Service cost of revenue	2,219	2,022
Amortization of intangibles	2,707	2,722

Total cost of revenue	25,313	16,367

Gross profit	32,546	17,925

Operating expenses:
Research and development	17,133	14,323
Selling, general and administrative	17,764	10,580

Total operating expenses	34,897	24,903

Loss from operations	(2,351)	(6,978)

Other income, net:
Interest and other income, net	1,053	165

Total other income, net	1,053	165

Loss before provision for income taxes	(1,298)	(6,813)
Provision for income taxes	1,135	84

Net loss before deemed dividend and accretion on preferred stock	(2,433)	(6,897)
Deemed dividend and accretion on preferred stock	(156)	(153)

Net Loss attributed to common shareholders	$(2,589)	$(7,050)

Net loss attributed to common shareholders per basic and diluted share	$(0.05)	$(0.13)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	56,506	53,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend and accretion on preferred stock	$(2,433)	$(6,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,373	2,987
Amortization of other intangible assets	2,654	2,654
Amortization of the fair value of warrants	479	479
Gain on sale of investment	(619)	—
Stock-based compensation	3,070	1,032
Changes in assets and liabilities:
Accounts receivable, net	(1,470)	2,570
Inventories	2,057	(541)
Other assets	(1,663)	(1,768)
Accounts payable	(1,933)	(4)
Accrued liabilities	975	1,029
Deferred revenue	9,406	(1,583)
Other long-term liabilities	(230)	(355)

Net cash provided by (used in) operating activities	12,666	(397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,912)	(1,244)
Proceeds from sale of investments	619

Net cash used in investing activities	(1,293)	(1,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,305	2,447
Proceeds from exercise of warrants	458	2
Principal payments on capital lease obligations and borrowings	(272)	—

Net cash provided by financing activities	3,491	2,449

Net increase in cash and cash equivalents	14,864	808
Cash and cash equivalents at beginning of period	43,764	42,558

Cash and cash equivalents at end of period	$58,628	$43,366

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$118	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Company and Summary of Significant Accounting Policies:

Redback is a leading provider of advanced communications networking equipment. Our products enable service providers to build next generation Internet Protocol (IP)-based broadband networks that can deliver high-speed access as well as voice, video and data (Triple Play) services, to consumers and businesses. IP-based services such as IPTV, Video on Demand (VOD), and Voice over IP (VoIP), can increase the average revenue per subscriber and lower network capital and operating costs, and therefore are among service providers’ highest priorities. We maintain a growing and global base of more than 500 active customers, including many of the world’s largest communications service providers such as AT&T, BellSouth, Belgacom, China Netcom, Chunghwa Telecom, Korea Telecom and Verizon Communications. We sell our products through a direct sales force, resellers and distributors.

Our products consist of the SmartEdge, SMS, and NetOp product families, which are designed to enable our customers to build an intelligent, subscriber aware, broadband infrastructure, creating a robust environment for adding and managing differentiated IP services, on a user-by-user basis.

Our SmartEdge family of products combines highly scalable carrier-class edge routing, Ethernet aggregation, and advanced subscriber management. Our SmartEdge Operating System (SEOS) provides software capabilities that allow our products to aggregate and manage broadband subscriber connections and enable advanced communications service delivery. Our modular software architecture is designed to heighten reliability and enable binding of any user connection to any service, further simplifying service provisioning.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Redback included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted as permitted by SEC regulations. We believe that these unaudited condensed consolidated financial statements and notes reflect all adjustments consisting of normal recurring adjustments which are necessary to state fairly our consolidated financial position, results of operations and cash flows for the interim periods presented, and should be read in conjunction with our audited financial statements included in our 2005 annual report on Form 10-K. Results for interim periods are not necessarily indicative of results for the entire fiscal year. Based on the information that our management reviews for assessing performance and allocating resources within our company, we have concluded that we have one reportable segment.

Upon our emergence from Chapter 11 bankruptcy proceedings on January 2, 2004, the reorganized Company (Successor Company) adopted “fresh-start” reporting as defined in Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants (AICPA). In accordance with “fresh-start” reporting, the reorganization value of our company was allocated to the emerging entity’s specific tangible and identified intangible assets. Excess reorganization value after this allocation was reported as “reorganization value in excess of amounts allocable to identifiable assets” (goodwill). As a result of the adoption of such “fresh-start” reporting, our post-emergence financial statements of our successor Company will not be comparable with our financial statements prior to our emergence from bankruptcy (Predecessor Company).

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. We reclassified foreign income taxes totaling $84,000 from selling, general and administrative

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(SG&A) to provision for income taxes. Income taxes were reported in SG&A for the three months ended March 31, 2005, our first quarter of 2005. In addition, to conform with the requirements of the SEC’s Staff Accounting Bulletin No. 107, we have reclassified stock-based compensation of $1.0 million in our first quarter of 2005 for allocation among cost of revenue, research and development and SG&A in the statement of operations for our quarter ended March 31, 2005 to conform to the presentation adopted for 2006. This reclassification had no impact on our previously reported loss from operations or net loss, operating cash flows or working capital.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in preparing our consolidated financial statements include revenue recognition, allowances for doubtful accounts receivable, warranty reserves, asset and investment impairments, net realizable value for inventories, income tax valuation allowances and accounting for stock-based compensation awards. Actual results could vary from those estimates.

Principles of Consolidation

Our condensed consolidated financial statements include the financial statements of Redback and our wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Revenue Recognition

We derive the majority of our revenue from sales of networking equipment, with the remaining revenue generated from service fees relating to the maintenance contracts on our products or other deliverables. We generally recognize product revenue at the time of shipment, provided that persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed or determinable, and collection of the receivable is reasonably assured. In instances where we are required to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Revenue from service obligations under maintenance contracts is deferred and recognized ratably over the contractual service period. Service maintenance contracts typically range from one to two years.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our total deferred product revenue was $9.1 million and $5.3 million as of March 31, 2006 and December 31, 2005, respectively. Our total deferred service revenue was $25.6 million and $20.0 million as of March 31, 2006 and December 31, 2005, respectively. Our total deferred cost of revenue was $4.8 million and $3.9 million as of March 31, 2006 and December 31, 2005, respectively, which was included in other current assets.

Warranty Reserves

We provide a limited warranty for our products. A provision for the estimated warranty cost is recorded at the time revenue is recognized. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. The amount of liability to be recorded is based on our management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs.

Changes in our estimated liability for product warranty are as follows (in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005
Warranty Reserves:
Beginning balance	$1,471	$2,022
Charges to costs and expenses	390	848
Warranty expenditures	(345)	(1,313)

Ending balance	$1,516	$1,557

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

As of March 31, 2006, three customers accounted for 22%, 13% and 10% of our total gross accounts receivables. As of December 31, 2005, three customers accounted for 36%, 14%, and 10% of our total gross accounts receivables.

Note 2. Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize these compensation costs using a multi-grant approach over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption of SFAS 123(R), we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of stock-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS 123(R).

The total compensation expense related to these plans was $3.1 million for our first quarter of 2006. Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price and accounted for forfeitures as they occurred. Expense associated with stock-based compensation was amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28 over the vesting period of each individual award. Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Under SFAS 123(R), we recognize stock-based compensation costs on a multi-grant approach net of an estimated forfeiture rate over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience during the preceding two fiscal years.

Impact of the Adoption of SFAS 123(R)

By adopting SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, we recognize compensation expense using the multi-grant approach. Stock-based compensation previously recognized as expense under APB 25 was amortized on an accelerated basis under FIN 28 over the vesting period of each individual award. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards, we have also recognized compensation expense using the multi-grant approach. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the quarter ended March 31, 2006, has been reduced for estimated forfeitures. Stock based compensation recorded in results of operations, including stock-based compensation recorded in 2005 under APR25, is as follows (in thousands, except per share):

	Quarter Ended
	March 31, 2006	March 31, 2005
Cost of products and services	$287	$89
Research and development	1,233	235
Selling, general and administrative	1,550	708

Total share-based compensation expense	$3,070	$1,032

Impact on net loss per share—basic and diluted:	$0.05	$0.02

Due to the full valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefit attributable to stock compensation expense.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2006, the total unrecorded deferred stock-based compensation balance for unvested shares, net of expected forfeitures, as computed under SFAS 123(R) was $14.4 million, which is expected to be amortized over a weighted-average period of 1.4 years.

Valuation Assumptions

As of March 31, 2006 and 2005, the fair value of stock-based awards for employee stock option awards, restricted stock and employee stock purchases made under our Employee Stock Purchase Plan (ESPP) was estimated using the Black-Scholes option-pricing model. There were no new ESPP grants during our quarters ended March 31, 2006 and 2005. The following weighted average assumptions were used:

	Employee Stock Options Plans Quarter Ended March 31,
	2006	2005
Weighted average fair value of grants	$7.39	$3.14
Expected life (years)	4.9	3.0
Risk free interest rate	4%	3%
Expected volatility	45%	74%

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. Beginning January 1, 2006, the expected stock price volatility assumption was determined using the implied volatility of publicly traded option on our common stock, with a term of a year or greater. Prior to the adoption of SFAS No. 123(R), we used historical and implied volatility in deriving our expected volatility assumption. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical or a combined method of determining volatility. Expected life was determined using historical exercise lives with the statistical-based Monte Carlo method.

Stock-Based Payment Award Activity

The following table summarizes equity stock-based payment award activity for the quarters ended March 31, 2006 and March 31, 2005 (in thousands):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	10,885	$5.79
Granted	838	16.59
Exercised	(674)	4.90
Expired/ forfeited	(183)	6.95

Balance at March 31, 2006	10,866	$6.66	8.53 years	$163,326

Exercisable at March 31, 2006	4,676	$4.93	7.98 years	$78,387

Balance at December 31, 2004	8,949	$4.72
Granted	687	6.43
Exercised	(558)	4.62
Cancelled/expired/forfeited	(127)	5.02

Balance at March 31, 2005	8,951	$4.84

As of March 31, 2006, the total unrecorded deferred stock-based compensation balance for unvested shares, net of expected forfeitures, was $14.4 million, which is expected to be amortized over a weighted-average period of 1.4 years.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and exercisable for equity stock-based payment awards as of March 31, 2006 were in the following exercise price ranges:

	Options Outstanding at March 31, 2006				Options Exercisable at March 31, 2006
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 3.10 - $4.53	439	8.52 years	$3.55	$7,963	158	$3.53	$2,869
$ 4.60 - $4.60	4,590	7.76 years	4.60	78,452	3,579	4.60	61,161
$ 4.77 - $6.06	1,363	8.56 years	5.53	22,026	357	5.51	5,776
$ 6.16 - $6.30	392	8.81 years	6.24	6,056	112	6.24	1,730
$ 6.32 - $6.32	1,846	9.19 years	6.32	28,373	312	6.32	4,795
$ 6.58 - $10.06	764	8.94 years	7.49	10,849	125	7.44	1,781
$10.06 - $14.45	783	9.72 years	13.46	6,444	32	13.29	269
$14.45 - $21.69	689	9.85 years	17.10	3,163	1	17.14	5

Total	10,866	8.53 years	$6.66	$163,326	4,676	$4.93	$78,387

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $21.69 at March 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable as of March 31, 2006 was approximately 4.7 million shares. The aggregate intrinsic value of awards exercised during the three-month period ended March 31, 2006 was $8.7 million. In connection with these exercises, the tax benefit realized by us was immaterial due to our current loss position. We issued new shares of common stock upon exercise of stock options.

As of March 31, 2006, our 1999 ESPP allowed for the issuance of approximately 3.0 million shares of our common stock. No shares were issued under the ESPP during our quarters ended March 31, 2006 and March 31, 2005. Further increases are subject to approval by a vote of the shareholders. At March 31, 2006, the total compensation cost related to options to purchase our common shares under the ESPP granted during the fourth quarter of 2005 but not exercised as of March 31, 2006 was approximately $0.5 million.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of fiscal 2005, assuming we applied the fair value recognition provisions of SFAS 123 prior to adoption of SFAS 123(R) on January 1, 2006, (in thousands, except per share):

Quarter Ended March 31, 2005
Net loss attributable to common stockholders:
As reported	$(7,050)
Add: Stock-based compensation expense included in reported net loss	1,032
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(2,455)

Pro forma	$(8,473)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.13)

Pro forma	$(0.16)

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Other Intangible Assets

The following is a summary of intangible assets, net (in thousands):

	March 31, 2006	December 31, 2005
Intangible assets, net
Existing technology	$76,900	$76,900
Less: Accumulated amortization	(23,884)	(21,231)

	$53,016	$55,669

The amortization of intangible assets for our quarters ended March 31, 2006 and March 31, 2005 were both $2.7 million. The amortization in our first quarter of 2006 was related to the development of our core and product technology intangible assets being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 9 years.

Note 4. Income Taxes

We recorded a $1.1 million provision for income taxes for our first quarter of 2006 and $84,000 for our first quarter of 2005, respectively. Approximately $0.9 million of our provision for income taxes recorded for our first quarter of 2006 resulted from the combined net tax effects of nondeductible amortization charges related to intangible assets recorded upon adoption of fresh-start accounting, increases in our valuation allowance for deferred tax assets and our utilization of certain federal and state tax net operating loss carry forwards that when realized must be recorded as a reduction of goodwill in lieu of a reduction of our provision for income taxes. Included in our provision for income taxes for our quarters ended March 31, 2006 and 2005, respectively, is foreign income tax expense of $0.2 million and $84,000. The foreign tax expense resulted from business activities that we conduct in various taxable jurisdictions in which we operate. Due to our history of cumulative operating losses and after considering all available objective evidence, we recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. Accordingly, we recorded a full valuation allowance for our net deferred tax assets for our quarters ended March 31, 2006 and March 31, 2005.

In the event that we determine that we will be able to realize some or all of our deferred tax assets in the future in excess of the net recorded amount, a reduction in our valuation allowance for deferred tax assets would result in a tax benefit. We would record such tax benefit either as a reduction of goodwill (to the extent the deferred tax assets relate to our fresh start accounting) or as a reduction of income tax expense in the period such determination is made.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Balance Sheet Components (in thousands):

	March 31, 2006	December 31, 2005
Cash and cash equivalents:
Money market accounts	$48,214	$18,039
Interest bearing accounts	3,255	10,724
Non interest bearing checking accounts	7,159	15,001

Total	$58,628	$43,764

Inventories:
Raw materials and work in progress	$976	$1,975
Finished assemblies	8,336	10,958

Total inventories	9,312	12,933

Property and equipment, net:
Machinery and computer equipment	$26,555	$23,521
Software	7,413	7,260
Leasehold improvements	4,464	4,457
Spares	5,202	5,318
Furniture and fixtures	848	840

Total property and equipment	44,482	41,396
Less: Accumulated depreciation and amortization	(26,439)	(24,452)

Total property and equipment, net	$18,043	$16,944

Accrued liabilities:
Accrued compensation	$5,466	$5,177
Accrued inventory related commitments	2,283	2,077
Accrued warranty allowance	1,516	1,471
Accrued sales and other tax liabilities	1,899	3,064
Other	4,570	2,970

Total accrued liabilities	$15,734	$14,759

Note 6. Other Borrowings

We have a $20.0 million asset-based credit facility with Silicon Valley Bank as amended on September 29, 2005, which expires on June 30, 2006. The credit facility is available for cash borrowings and for the issuance of a letter of credit up to $20.0 million. The loan agreement provides that borrowings under the facility will be formula-based, including eligible receivables plus an over advance facility of $6.0 million and will be collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. On June 29, 2005, we amended our irrevocable standby letter of credit issued on our behalf to Jabil Circuit Inc., to extend the expiration date to June 30, 2006. We are currently negotiating an extension of, or a replacement for, our credit facility which is the basis for this letter of credit. Borrowings under the line of credit generally bear interest at prime rate plus 2%. We are required to meet certain financial thresholds under the facility including a minimum tangible net worth requirement. If we do not comply with the minimum tangible net worth requirement, certain provisions become effective, which limit the credit availability under the foreign borrowings and require us to repay any outstanding over advance to the bank. As of March 31, 2006, we were in compliance with the financial thresholds and minimum tangible net worth requirement.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2006, our eligible receivables were over $20.0 million and the remaining total availability, net of the $8.0 million letter of credit, was $12.0 million, which does not include the $6.0 million over advance under the credit facility. As of March 31, 2006 and December 31, 2005, no borrowings were outstanding under the facility.

Note 7. Accounting for Derivative Financial Instruments

Foreign Currency Exchange Rate Risk

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. We recorded net foreign currency transaction gains (losses) in other income (expense), net, primarily due to short-term intercompany payables and receivables resulting from transactions between parent and subsidiaries.

We have entered into foreign currency forward contracts to hedge our future cash outflows to its subsidiaries to mitigate future payments in Euros related to funding requirements for our subsidiaries. We record these contracts at fair value and the gains and losses on the contracts are substantially offset by losses and gains on the underlying balance being hedged. The net financial impact of foreign exchange gains and losses is recorded in other income (expense), net. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. As of March 31, 2006, we had one outstanding forward contract equivalent to $656,000 expiring on April 7, 2006.

Note 8. Comprehensive Loss

Total comprehensive loss includes our net loss and other comprehensive income (loss), which includes certain changes in stockholders’ equity that are excluded from net loss. Specifically, comprehensive income (loss) consists of net unrealized gain (loss) on investments and cumulative translation adjustments. A summary of the total comprehensive loss for the periods indicated is as follows (in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005
Net loss	$(2,589)	$(7,050)
Change in unrealized translation gain (loss) on investments	(196)	(67)
Cumulative translation adjustments	(2)	—

Comprehensive loss	$(2,787)	$(7,117)

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Net Loss Attributable to Common Stockholders per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2006	March 31, 2005
Numerator:
Net loss attributable to common stockholders	$(2,589)	$(7,050)

Denominator for basic and diluted calculations:
Weighted average common shares outstanding	56,506	53,469

Loss per share—basic and diluted	$(0.05)	$(0.13)

The following equity instruments have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive (in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005
Options to purchase common stock at an average exercise price of $6.66 and $4.86 per share, respectively	10,866	8,985
Series B Convertible Preferred Stock (at one for ten conversion ratio)	6,517	6,517
Warrants to purchase common stock at exercise price of $5.00 per share	4,163	4,931
Warrants to purchase common stock at exercise price of $9.50 per share	3,438	3,444

Total	24,984	23,877

Note 10. Commitments and Contingencies

Inventory Commitments

In addition to amounts accrued in the consolidated financial statements, we have purchase commitments with contract manufacturers and suppliers of $30.0 million as of March 31, 2006.

Leases

We lease office space and equipment under non-cancelable operating leases with various expiration dates through 2008. Certain of the facilities leases have renewal options. The terms of certain of the facilities leases include annual rent increases. We recognize rent expense on a straight-line basis over the lease period. Rental expense for our quarters ended March 31, 2006 and March 31, 2005 was $0.8 million, and $0.7 million, respectively. In connection with the lease of our corporate headquarters, we issued two warrants to the landlord, each to purchase 677,452 shares of our common stock at $5.00 and $9.50 per share. The warrants were valued using the Black-Scholes option-pricing model, establishing a value of $5.4 million, which has been recorded as a deferred charge and is being amortized over the life of the lease. During the first quarter of 2006, the holder of the warrants initially issued to the landlord exercised all of the $5.00 warrants resulting in a net issuance of 505,000 shares of common stock. This exercise was settled using a net settlement method, whereby the cash value owed to us for the exercise of the 677,452 warrants is settled through a reduction in the issuance of our common stock to the warrant holder by the fair value of our common stock at the time of exercise. The landlord

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our corporate headquarters has the option to extend the lease for two years beyond the scheduled October 31, 2006 expiration, subject to certain provisions, at fair market rates. The landlord has notified us of its intent to exercise this option, and we are currently in discussion regarding the terms of such extension. (See Note 1 to the condensed consolidated financial statements in our 2005 annual report on Form 10-K for further discussion).

Gross future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Remaining 2006	$100	$1,677
2007	100	458
2008	—	346

Total minimum lease payments	200	$2,481

Less: current portion	(200)

Non current portion of capital lease obligations	$—

Legal Proceedings

In May 2004, our Board of Directors received a shareholder demand letter from Pamela Plotkin requesting the investigation of certain matters. In December 2004, our Board of Directors responded to plaintiff Plotkin that it had completed its investigation and that no further actions were required. On July 12, 2005, we were served with a notice of intent to apply for a Writ of Mandate by the plaintiff. On July 22, 2005, we were served with a petition for Writ of Mandate to produce books and records. On September 12, 2005, we filed an answer and demurrer to plaintiff’s petition for Writ of Mandate. On January 11, 2006, the court granted our demurrer with leave to amend. On February 13, 2006, the plaintiffs agreed to voluntarily dismiss the case with prejudice, and the court entered an order granting the dismissal on February 22, 2006.

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints have been filed in the same court. Several of our current and former officers and directors are named as defendants in these complaints, but we are not named as a defendant. The complaints are filed on behalf of purchasers of our shares of common stock from April 12, 2000 through October 10, 2003 and purport to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information allegedly relating to certain transactions between us and Qwest Communications International, Inc. The complaints sought damages in an unspecified amount. On August 24, 2004, the Court-appointed lead plaintiff filed a consolidated complaint asserting claims on behalf of purchasers of our common stock from April 12, 2000 through October 10, 2003 against 16 of our current or former officers and directors for alleged violations of the federal securities laws. The consolidated complaint sought damages in an unspecified amount. On January 21, 2005, the Court entered an order dismissing the consolidated complaint without leave to amend with regard to five of the Redback-related defendants and with leave to amend with regard to the remaining 11 Redback-related defendants. On March 29, 2005, lead plaintiff filed a first amended consolidated complaint asserting claims on behalf of purchasers of our common stock from November 27, 1999 through October 10, 2003 against 11 of our current or former officers and directors for alleged violations of the federal securities laws. On May 6, 2005, lead plaintiff filed a revised first amended consolidated complaint to add and change its allegations regarding loss causation. On May 25, 2005, the Court granted lead plaintiff’s motion to reconsider the dismissal with prejudice of one of our former officers. On May 27, 2005, lead plaintiff filed a second revised first amended consolidated complaint to add allegations against that officer. The currently

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pending complaint sought damages in an unspecified amount. On June 10, 2005, defendants filed a motion to dismiss the second revised first amended consolidated complaint. The argument of that motion to dismiss was held on August 10, 2005. The court granted the defendants’ motion to dismiss on March 20, 2006 but granted plaintiffs leave to amend their complaint within 60 days (by May 19, 2006). Although no relief is sought directly from us, we may have indemnification obligations with regard to claims asserted in these actions against our officers and directors.

On November 3, 2003, we filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. The petition was filed with the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The petition was filed solely with respect to us and did not include any of our subsidiaries. We have examined the claims asserted against us in our Chapter 11 case. Claims that were deemed allowed pursuant to the plan of reorganization, which was approved by the Bankruptcy Court on December 19, 2003 (the Plan), were treated in accordance with the provisions thereof. To the extent that we disputed any of the claims asserted against us, we were authorized to file an objection to such claims. We filed five (5) omnibus objections to claims in the Bankruptcy Court pursuant to which it sought to reduce and/or disallow certain proofs of claim filed in our Chapter 11 case. We have resolved substantially all of the disputed proof of claims filed in the bankruptcy proceeding.

We are a named defendant in a shareholder class action lawsuit entitled In re Public Offering Securities Litigation. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how the underwriters of our initial public offering allegedly allocated IPO shares to the underwriters’ customers. Certain former officers were also named defendants in the suit but have since been dismissed from the case, without prejudice. Settlement discussions on behalf of the named defendants resulted in a final settlement memorandum of understanding with the plaintiffs in the case and the Company’s insurance carriers, which have been submitted to the court. The underwriters are not parties to the proposed settlement. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement, including us. The settlement is still subject to a number of conditions, including approval of the court. If the settlement is not consummated, we intend to defend the lawsuit vigorously.

Based on our review of the complaints filed in the above actions, we believe that, based on current knowledge, the proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, there can be no assurance that we will prevail and no estimate can be made of the possible range of loss associated with the resolution of these contingencies. An unfavorable outcome of these matters could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. From time to time, we may be subject to other claims and proceedings that arise in the ordinary course of our business. While our management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows, management’s view of these matters may change in the future due to inherent uncertainties.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Segment Information:

Net revenue and net long-lived assets classified by major geographic areas in which we operate were as follows (in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005
Net revenue:
North America	$37,230	$10,535
EMEA	13,650	12,789
Asia-Pacific	6,979	10,964
Other	—	4

Total	$57,859	$34,292

	March 31, 2006	December 31, 2005
Net long-lived assets:
United States	$16,841	$15,729
Canada	858	846
Other	344	369

Total	$18,043	$16,944

Our products are grouped into two product lines: SmartEdge and SMS product lines. The SmartEdge product line includes the SmartEdge 800, the SmartEdge 400, and the SmartEdge 100 products and the NetOp software products. The SMS product line includes the SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. Presented below are our sales by product lines (in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005
SmartEdge product line	$41,336	$19,020
SMS product line	$9,563	$9,316

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for our fiscal year ended December 31, 2005 and notes thereto included in our 2005 annual report on Form 10-K, as well as the unaudited condensed financial statements and accompanying notes included herein. Historical results and percentage relationships set forth in these unaudited consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations.

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our product and marketing strategy; our expectation of continued growth in total revenue; our expectation that we will continue to generate positive cash flow in the near term; our expectation that our SmartEdge product line will continue to represent the majority of our revenue in the future; our expectation that our customers will discontinue use of our SMS products in favor of our SmartEdge products; predictions regarding the expected growth of the digital subscriber line, or DSL, market and the market for our SmartEdge line of products; our expected gross margins; our belief that cash and cash equivalents will be sufficient to fund our operations in the future; our future research and development and selling, general and administrative expenses; interest income and the cash requirement for interest expenses relating to our credit facilities; our estimated future capital expenditures; our expectations regarding future amortization of our intangible assets; and our expectation regarding the outcome of pending litigation. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of our senior management. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Therefore, these forward-looking statements should be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

The forward-looking statements contained in this management’s discussion and analysis of financial condition and results of operations supersede in all respects the forward-looking statements contained in our management’s discussion and analysis of financial condition and results of operations included in our 2005 annual report on Form 10-K, with respect to this filing.

General

Redback is a leading provider of advanced communications networking equipment. Our products enable service providers to build next generation Internet Protocol (IP)-based broadband networks that can deliver high-speed access as well as voice, video and data (Triple Play) services, to consumers and businesses. IP-based services such as IPTV, Video on Demand (VOD), and Voice over IP (VoIP), can increase the average revenue per subscriber and lower network capital and operating costs, and therefore are among service providers’ highest priorities. We maintain a growing and global base of more than 500 active customers, including many of the world’s largest communications service providers such as AT&T, BellSouth, Belgacom, China Netcom, Chunghwa Telecom, Korea Telecom and Verizon Communications. We sell our products through a direct sales force, resellers and distributors.

Our products consist of the SmartEdge, SMS, and NetOp product families, which are designed to enable our customers to build an intelligent, subscriber aware, broadband infrastructure, creating a robust environment for adding and managing differentiated IP services, on a user-by-user basis.

Our SmartEdge family of products combines highly scalable carrier-class edge routing, Ethernet aggregation, and advanced subscriber management. Our SmartEdge Operating System (SEOS) provides software capabilities that allow our products to aggregate and manage broadband subscriber connections and enable advanced communications service delivery. Our modular software architecture is designed to heighten reliability and enable binding of any user connection to any service, further simplifying service provisioning.

The following is a summary of certain events and transactions in our first quarter of 2006. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

•	Our net revenue increased 69% to $57.9 million in our first quarter of 2006 from $34.3 million in our first quarter of 2005. The net revenue increase was primarily related to greater sales volume of the SmartEdge family of products, including SmartEdge 400 and 800 products, particularly within our North America market. Our SmartEdge revenue increased 117% to $41.3 million in our first quarter of 2006 while our SMS revenue increased 3% to $9.6 million from our first quarter of 2005.

•	Our gross margin improved in our first quarter of 2006 to 56% from 52% in our first quarter of 2005 primarily due to the spread of fixed costs over greater sales volume and improved margins on our service business.

•	As of March 31, 2006, we had $58.6 million in cash and cash equivalents. This was an increase of approximately $14.9 million compared to the balance as of December 31, 2005 of $43.8 million. The increase was primarily due to cash provided by operating activities of $12.7 million and proceeds from issuance of common stock of $3.8 million, offset by the purchases of property and equipment totaling approximately $1.9 million.

•	In March 2006, we introduced our latest product offering, the SmartEdge 100. SmartEdge 100 is intended to extend our SmartEdge product portfolio by enabling service providers to address network segments where fewer subscribers and ports are required and enables deployments such as remote central office (COS) sites and distributed Points-of-Presence (POPS). SmartEdge 100 is also designed to address new network deployments such as wireless network aggregation and back-haul, rural central offices, and Multi-Tenant Units (MTUs) such as university dormitory, hospitality, healthcare and government organizations.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Quarter Ended
	March 31, 2006	% change	March 31, 2005
Statement of Operations Data:
Net Revenue:
Product revenue	$50,899	80%	$28,336
Service revenue	6,960	17%	5,956

Total revenue	57,859	69%	34,292
Product cost of revenue	20,388	75%	11,623
Service cost of revenue	2,219	10%	2,022
Amortization	2,707	(1)%	2,722

Total cost of revenue	25,313	55%	16,367

Gross profit	32,546	82%	17,925

Operating expenses:
Research and development	17,133	20%	14,323
Selling, general and administrative	17,764	68%	10,580

Total operating expenses	34,897	40%	24,903

Loss from operations	(2,351)	(66)%	(6,978)

Other income, net:
Interest and other income, net	1,053	538%	165

Total other income, net	1,053	538%	165

Loss before provision for income taxes	(1,298)		(6,813)

Provision for income taxes	1,135		84

Loss before deemed dividend and accretion on redeemable convertible preferred stock	(2,433)	(65)%	(6,897)
Deemed dividend and accretion on preferred stock	(156)	2%	(153)

Net loss attributable to common stockholders	$(2,589)	(63)%	$(7,050)

Total Net Revenue.    The following table compares product and service revenue in absolute dollars and as a percentage of total revenue (in thousands):

	Quarter Ended
	March 31, 2006	% of Revenue	March 31, 2005	% of Revenue
Net Revenue:
Product revenue	$50,899	88%	$28,336	83%
Service revenue	6,960	12%	5,956	17%

Total net revenue	$57,859	100%	$34,292	100%

Our total net revenue increased 69% to $57.9 million in our first quarter of 2006 from $34.6 million in our first quarter of 2005. The total net revenue increase was primarily related to the product revenue for our SmartEdge family of products. During our first quarter of 2006, our SmartEdge revenue increased 117% to $41.3 million while our SMS revenue increased approximately 3% to $9.6 million. The increase in SmartEdge revenue primarily resulted from greater sales volume of the SmartEdge family of products, particularly to BellSouth Corporation. The increase in SMS revenue primarily occurred due to existing key customer orders of the SMS products. Unit volume sales of our SmartEdge products increased 105% during our first quarter of 2006 compared to the same period in the prior year. During each of our quarters ended March 31, 2006 and March 31, 2005, two customers accounted for over 10% of our total revenue.

Service revenue increased 16.9% to $7.0 million in our first quarter of 2006 from $6.0 million in our first quarter of 2005. The increase of $1.0 million in absolute dollars was attributable primarily to the increase of the installed base.

The following table shows total net revenue percentage to total net revenue by geographic market:

	Quarter Ended
	March 31, 2006	March 31, 2005
Net revenue:
North America	64%	31%
Europe, Middle East and Africa (EMEA)	24%	37%
Asia-Pacific	12%	32%

	100%	100%

Revenue in the North America region increased by $26.7 million or 253% in our first quarter of 2006 when compared to our first quarter of 2005, primarily due to higher demand for SmartEdge equipment and the increased sales to BellSouth. Revenue from international regions as a group accounted for 36% and 69% in the first quarters of 2006 and 2005, respectively. Revenue from international regions, as a percentage of total net revenue in our first quarter of 2006, decreased by 33% compared to our first quarter of 2005, primarily due to increased revenue in North America and the decrease in revenue from Asia-Pacific. Revenue from Asia-Pacific decreased by $3.9 million, when compared to our first quarter of 2005. The decrease in Asia-Pacific is primarily due to timing of the buying cycles for our customers. Revenue from EMEA in our first quarter of 2006 increased by $0.9 million primarily due to higher sales volume of our SmartEdge products.

Our ability to predict the timing of future revenue is dependent on the timing of our securing contractual commitments from our customers. For our customers, such timing is driven, among other factors, by availability of budget spending and timing of network deployment plans as well as the rate of adoption of broadband access services.

Gross Profit.    The following table shows product and service gross profit in absolute dollars and as a percentage of total net revenue (in thousands):

	Quarter Ended
	March 31, 2006	% of revenue	March 31, 2005	% of revenue
Cost of revenue:
Product	$20,388	35%	$11,623	34%
Service	2,219	4%	2,022	6%
Amortization	2,707	5%	2,722	8%

Total cost of revenue	25,313	44%	16,367	48%

Gross profit	$32,546	56%	$17,925	52%

Gross profit as a percentage of net revenue, or gross margin, improved four percentage points in our first quarter of 2006 compared to our first quarter of 2005. The gross margin improvement was attributable primarily to the spread of fixed cost over higher sales volume. Our SMS product is relatively mature and has higher gross margins than our newer SmartEdge product lines. In addition, our gross margins on our SmartEdge product lines vary by the geographical region in which the products are sold. Accordingly, as we continue to transition our mix from our SMS product line to our SmartEdge product lines, our ability to increase gross margins will be affected by our SMS sales during any given quarter and the geographical distribution of our SmartEdge sales. Our cost of product revenue consists primarily of amounts paid to third-party contract manufacturers, material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory.

	Quarter Ended
	March 31, 2006	March 31, 2005
Product Gross Profit (excluding amortization)
Product revenue	$50,899	$28,336
Cost of product revenue	20,388	11,623

Product gross profit	30,512	16,713

Percentage of product revenue	60%	59%

Our product gross margin excluding amortization increased approximately one percentage point in our first quarter of 2006 compared to our first quarter of 2005. This increase was attributable to the spread of fixed cost over higher sales volume and higher provision for excess and obsolete inventory. This increase was partially offset by an increase in stock-based compensation of $0.1 million in our first quarter of 2006 as compared to our first quarter of 2005.

	Quarter Ended
	March 31, 2006	March 31, 2005
Service Gross Profit (excluding amortization)
Service revenue	$6,960	$5,956
Cost of service revenue	2,219	2,022

Service gross profit	4,742	3,934

Percentage of service revenue	68%	66%

Our service gross margin, excluding amortization, improved approximately two percentage points for our first quarter of 2006 compared to our first quarter of 2005. Our cost of services is derived primarily from providing support under customer support contracts. These costs include repair and freight costs, labor, overhead and cost of spares used in providing support for customers under service contract. The increase in service gross margin was due primarily to an increase in services revenue. This increase was partially offset by an increase in stock-based compensation of $0.1 million in our first quarter of 2006 as compared to our first quarter of 2005.

On a forward-looking basis, we will continue to strive to improve our gross margins over the long term by continuing to seek to (1) effect product cost reductions from our contract manufacturer; and (2) spread our fixed overhead costs such as manufacturing and service organization, spending over a higher assumed product sales volume. However, our plan to improve our gross margin in 2006 is subject to a number of potential risks including but not limited to the following:

•	Continued competitive pressure on our SmartEdge sales, particularly in the EMEA and Asia Pacific regions, which would result in lower average sales prices and therefore lower product margins.

•	Potential higher charges from our contract manufacturer if price for parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts and cost reductions. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distributions.

•	If our overall sales volume is lower than expected, our cost of goods sold would be higher and our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit.

•	If we fail to match our production with expected demand, we may incur additional charges for excess and obsolete inventory.

•	Potential increase in the overall rate of decline in our SMS product line, which has higher profit margins than our SmartEdge product line at the present time.

•	Potential increases in inventory reserves as our purchase commitments grow larger in terms of dollars and longer out in terms of months in advance we need to commit to ensure inventory is available.

Operating Expenses

Research and Development (R&D)

	Quarter Ended
	March 31, 2006	March 31, 2005
R&D expense	$17,133	$14,323
Percentage of total revenue	30%	42%

Our research and development expenditures include salary-related expenses for our engineering staff, costs for engineering equipment and prototypes, depreciation of property and equipment, costs for operating leases and other departmental expenses. Our R&D expenditures increased $2.8 million or 20.0% to $17.1 million for our first quarter of 2006 from $14.3 million for our first quarter of 2005. The increase in our R&D expense was primarily due to increases in salary and related expenses of $2.3 million arising from additional headcount and an increase in stock-based compensation of $1.0 million, offset by decreases in professional services of $0.8 million, and equipment and engineering-related expenses for testing and development of $0.2 million. As we continue our product transition from SMS to our SmartEdge product line, we may be required to accelerate development activities to support the timing and nature of our customer deployment plans. We continue to evolve our existing product lines and develop new products. As such, our R&D expense most likely will increase in absolute dollars in future periods.

Selling, General and Administrative (SG&A)

	Quarter Ended
	March 31, 2006	March 31, 2005
SG&A expense	$17,764	$10,580
Percentage of total revenue	31%	31%

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office, commissions and equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, professional services including audit, tax, legal and non-engineering consulting fees, promotions and advertising, and selling and commission expense. Our SG&A expenditures increased by $7.1 million or 67% to $17.8 million for our first quarter of 2006 from $10.7 million for our first quarter of 2005. SG&A expenditures as a percentage of net revenue was 31% in both quarters. The increase in absolute dollars was primarily due to an increase in salary and related costs, including commission expenses, of $2.6 million and additional headcount, primarily sales personnel. The increase in SG&A was also due in part to an increase in stock-based compensation of $0.9 million, an increase in professional services of $1.4 million, an increase in travel related costs of $0.4 million resulting from increased sales activity, and an increase in office and equipment-related expenses of $0.4 million. We expect that our SG&A expenses will increase in absolute dollars in future periods as we continue to increase our direct and indirect selling efforts to generate customer wins.

Amortization of Intangible Assets

Total amortization expense for our quarters ended March 31, 2006 and 2005, which is recorded in cost of revenue, was approximately $2.7 million for each period. Amortization expense is primarily attributable to amortization of core technology and product technology intangible assets recorded upon adoption of fresh-start accounting following our emergence from bankruptcy proceedings in July 2004.

We expect the future period amortization of intangible assets as of March 31, 2006 to be as follows (in thousands):

Estimated Amortization of Intangible Assets
Remaining 2006	$7,962
2007	10,615
2008	10,615
2009	9,706
2010 and after	14,116

Total amortization of intangible assets	$53,016

Other Income, net

Other income (expense), net, consists of interest income, realized gains and losses on foreign currency and other miscellaneous income and expense items. Details are as follows (in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005
Interest income	$280	$148
Foreign currency gain, net	215	1
Realized gain on sale of investments	619	—
Other	(61)	16

Total	$1,053	$165

Interest income increased in our first quarter of 2006 due primarily to higher cash balances and higher applicable interest rates on our cash and cash equivalents compared to the same period in the previous year. Foreign exchange gain during our first quarter of 2006 was attributable to the strengthening of the US dollar against the Canadian dollar, the EURO, the British Pound, and certain Asian currencies compared to the same period in the previous year. Realized gain on sale of investments during our first quarter of 2006 was from sale of equity investments that had previously been written off.

Provision for Income Taxes

We recorded a $1.1 million provision for income taxes in our first quarter of 2006 and $84,000 in our first quarter of 2005. Approximately $0.9 million of our provision for income taxes recorded in our first quarter of 2006 resulted from the combined net tax effects of nondeductible amortization charges related to intangible assets recorded upon adoption of fresh-start accounting, increases in our valuation allowance for deferred tax assets and our utilization of certain federal and state tax net operating loss carry forwards that when realized must be recorded as a reduction of goodwill in lieu of a reduction of our provision for income taxes. Our provision for income taxes for our first quarters of 2006 and 2005 includes foreign income tax expense of $0.2 million and $84,000, respectively, arising from our foreign operations. Due to our history of cumulative operating losses and after considering all available objective evidence, we recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. We recorded a full valuation allowance for our net deferred tax assets at both March 31, 2006 and March 31, 2005.

In the event that we determine we will be able to realize some or all of our deferred tax assets in the future in excess of the net recorded amount, we would record a reduction in our valuation allowance for deferred tax assets that would result in a tax benefit. We would record such tax benefit either as a reduction of goodwill (to the extent the deferred tax assets relate to our fresh start accounting) or as a reduction of income tax expense in the period such determination is made.

Deemed Dividend and Accretion on Preferred Stock

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., at an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. TCV is entitled to receive a 2% semi-annual dividend payable, at our option, in cash or Preferred Stock, subject to certain conditions. If we declare a dividend or distribution on common stock, the holders of Preferred Stock will also be entitled to this dividend or distribution. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Opinion No. 14. For our first quarters of 2006 and 2005, we recorded $156,000 and $153,000, respectively, for the 2% accumulated quarterly dividends. No dividends have been paid to date.

Liquidity and Capital Resources

As of March 31, 2006, we had $58.6 million in cash and cash equivalents. This was an increase of approximately $14.8 million compared to $43.8 million at December 31, 2005. The increase was primarily due to cash provided by operating activities of $12.7 million and proceeds from issuance of common stock of $3.8 million, offset by purchases of property and equipment totaling approximately $1.9 million.

Cash provided by operating activities was $12.7 million for our first quarter of 2006, compared to cash used in operating activities of $0.4 million for our first quarter of 2005. Cash provided by operating activities improved in our first quarter of 2006 due in part to the $4.5 million reduction in the net loss to $2.4 million from a net loss of $6.9 million for our first quarter of 2005. Cash provided by operating activities for our first quarter of 2006 reflected non-cash charges of approximately $8.0 million (principally amortization of intangible assets and stock compensation) and net working capital changes of $7.1 million (principally resulting from increases in deferred revenue and decreases in inventories partially offset by increases in accounts receivable, other current assets and decreases in accounts payable). Cash used in operating activities for our first quarter of 2005 reflected non-cash charges of $7.2 million (principally depreciation, amortization of intangible assets and stock compensation) offset by changes to net working capital which used cash of $0.7 million (principally resulting from increases in other current assets and decreases in deferred revenue, offset in part by reductions in accounts receivable).

The primary determinants of operating cash flow are the collection of accounts receivable and the timing of payments to our vendors and service providers. Cash collected from our accounts receivable increased primarily due to increased linearity of sales during the first quarter of 2006, in contrast to a historically higher percentage of our shipments in the last month of the quarter. We measure the effectiveness of our collections efforts by an analysis of the number of days our accounts receivable are outstanding. As of March 31, 2006 and March 31, 2005, our average days sales outstanding were 54 and 51 days, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount and geographic mix of our future revenue, payment terms on customer contracts and the effectiveness of our collection efforts. The linearity of shipments during the first quarter 2006 also decreased outstanding payables to our contract manufacturer and other vendors at March 31, 2006.

Our operating cash flow in the first quarter of 2006 was positively impacted by a $2.1 million decrease in our inventory compared to an increase of $0.5 million in inventory during our first quarter of 2005. The decrease in the first quarter of 2006 was largely due to higher shipments of SmartEdge products than anticipated. We believe this decrease in inventory is temporary and that inventory will generally increase to support anticipated growth in SmartEdge shipments. The increase in deferred revenue of $9.4 million during our first quarter of 2006 also positively impacted our operating cash flows. The increase in deferred revenue primarily resulted from inventory shipped during the quarter under contracts containing revenue recognition milestones that had not yet been reached. These milestones generally related to new features or products. We also had increased deferred service revenue due to increased maintenance service renewals at the end of the first quarter.

Our operating cash flows will continue to be impacted by the timing of payments to our vendors. We intend to continue our efforts to obtain favorable payment terms on our significant purchases.

Cash used in investing activities was approximately $1.3 million for our first quarter of 2006, compared to $1.2 million used in our first quarter of 2005. Cash used in investing activities consisted of $1.9 million for capital spending, partially for R&D equipment to support our product development efforts, partially offset by $0.6 million from the gain on the sale of an investment. For the remainder of 2006, we expect to spend approximately $9.0 million in capital expenditures. However, our actual capital spending may vary depending on our performance relative to our operating plan.

Cash provided by financing activities was $3.5 million for our first quarter of 2006, compared to $2.4 million in our first quarter of 2005. Cash provided by financing activities in both quarters was primarily due to proceeds from the issuance of common stock related to employee stock options. While we expect to continue to receive proceeds from the exercise of stock options and proceeds from the sale of stock under our Employee Stock Purchase Plan in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, and the number of employees participating in our Stock Option Plans and our Employee Stock Purchase Plan.

We received cash from the exercise of warrants of $0.5 million in our first quarter of 2006. In addition, warrants for 677,452 shares of common stock with an exercise price of $5.00 were exercised on a net-settlement basis, resulting in a net issuance of 505,000 shares of common stock. Under the net settlement method, the cash value owed to us for the exercise of the warrants was settled through a reduction in the issuance of common stock to the warrant holder and no cash was received by us.

We have a $20.0 million asset based credit facility with Silicon Valley Bank as amended on September 29, 2005, which expires on June 30, 2006. The credit facility is available for cash borrowings and for the issuance of letters of credit up to $20.0 million. The loan agreement provides that borrowings under the facility are formula-based, including eligible receivables plus an over-advance facility of $6.0 million, and are collateralized by substantially all of our assets. The line of credit is used to maintain an $8.0 million letter of credit with Jabil Circuit Inc., our contract manufacturer, and for working capital and general corporate purposes as required. On June 29, 2005, we amended our irrevocable standby letter of credit issued on behalf of us to Jabil Circuit Inc., to extend the expiration date from June 30, 2005 to June 30, 2006. We are currently negotiating an extension of, or replacement for, our credit facility which is the basis for this letter of credit. As of March 31, 2006, we had no borrowings under the credit facility and an $8.0 million irrevocable standby letter of credit outstanding under the facility. Borrowings under the line of credit generally bear interest at prime rate plus 2%. We are required to meet certain financial thresholds on a monthly basis under the facility including a minimum tangible net worth requirement. If we do not comply with the minimum tangible net worth requirement, certain provisions become effective which limit the credit availability under the foreign borrowings and require us to repay any outstanding over advance to the bank. As of March 31, 2006, our eligible receivables were over $20.0 million and our remaining total availability, net of the $8.0 million letter of credit, was $12.0 million, which does not include the $6.0 million over-advance under the credit facility. We were in compliance with the covenants as of March 31, 2006.

We believe that our cash and cash equivalents will be sufficient to fund our operating and working capital requirements through at least the next 12 months. We may be required to incur higher usage of cash or seek additional financing if certain events occur, (refer to “Risk Factors” for a further discussion on potential events), including, but not limited to the following:

•	Our business increases significantly and we require additional working capital.

•	The growth of our SmartEdge product line is slower than anticipated, resulting in lower than anticipated cash collections, negative cash flow or losses.

•	If revenue does not increase as expected or we incur losses or generate negative cash flow in the remainder of 2006.

There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us. Any additional issuance of equity or equity-related securities could be dilutive to our stockholders.

We recorded the following significant commitments for cash payments as follows (in millions):

	2006	2007	Total
Lease payments due on equipment lease and related borrowings	$0.1	$0.1	$0.2
Accounts payable to contract manufacturers for inventory on hand	13.4	—	13.4

Total	$13.5	$0.1	$13.6

In addition, we have purchase commitments with our contract manufacturer and suppliers of $30.0 million. This balance has increased substantially from $10.2 million at March 31, 2005 due to increased lead times from our suppliers, increased demands to support both the SMS and SmartEdge product lines and a last time buy of certain parts. We also have the following off-balance sheet commitments (in millions):

	2006	2007	After 2008	Total
Lease payments due on properties we occupy	$1.7	$0.5	$0.3	$2.5
Payments contracted for IT systems hosting	0.5	0.7	0.6	1.8

	$2.2	$1.2	$0.9	$4.3

The landlord of our San Jose, California headquarter facility has an option to extend the lease for that facility for an additional two years beyond the scheduled October 2006 expiration at fair market rates, which could result in an increase in rent expense in the fourth quarter of 2006 and the years 2007 and 2008. The table above does not reflect the potential increase in lease payments resulting from the exercise of this option. The landlord has notified us of its intent to exercise this option, and we are currently in discussion regarding the terms of such extension. We expect that our plans for future growth will require us to lease additional square footage.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

As of March 31, 2006, we maintained cash and cash equivalents of $58.6 million in liquid investment vehicles. We also had capital lease obligations with principal amounts totaling $0.2 million. We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

Our primary net foreign currency exposures were in Canadian Dollars, Euros, Japanese Yen, and British Pounds. As of March 31, 2006, we had outstanding forward contracts in the amount of $0.7 million. The net financial impact of foreign exchange gains and losses are recorded in interest and other income and representing non-cash gains and losses based on transactions between parent and subsidiaries. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe. Substantially all of our sales transactions are denominated in U.S. dollars. We reported revenue denominated in Euros of approximately USD $4.3 million during our first quarter of 2006. While we expect our international revenue to continue to be denominated predominately in U.S. Dollars, an increasing portion of our international revenue may be denominated in foreign currencies in the future. As a result, our operating results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of March 31, 2006, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or cash flows.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective to ensure that all material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 has been made known to us on a timely basis and that such information has been recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with evaluation that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

The information set forth above under Note 10—Commitments and Contingencies contained in the Notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors.

RISK FACTORS

You should carefully consider the risks described below in evaluating our company. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties of which we are currently unaware or that we currently deem immaterial also may impair our business operations. If any of these risks actually occur, our business, results of operations and financial condition could suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

We operate our business based on assumptions concerning our realization of a certain level of revenue and the control of our costs, which are difficult to predict and we cannot assure you that our goals are achievable.

Our business is subject to uncertainty because of limited visibility into our customers’ future buying patterns and difficulty predicting the amount and timing of our revenue. We believe the majority of our revenue in the future will come from our SmartEdge product line. The sales cycle is difficult to predict with respect to our SmartEdge products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. We expect our SMS product line revenue to continue to decline as more customers are considering, or are moving to, next generation DSL networks. Our ability to predict our future revenue will be dependent on customer acceptance of our SmartEdge product line and on the timing of securing purchasing commitments from customers. For our customers, such timing is driven, among other factors, by availability of budget spending and timing of network deployment plans to promote the growth of regional, national and international networks that support major broadband access technologies and IP-based networks to deliver Triple Play services.

We have a limited view of the timing of any revenue realization from our existing backlog of orders. There is a risk that backlog may not convert to revenue or that conversion could be delayed, which could result in less predictability in the sales cycle and therefore lower revenue than planned. In addition, we may incur significant additional costs prior to obtaining the related revenue during the lead-time to manufacture our products. Additionally, investment costs may significantly increase during the development of new products.

The markets that we sell into are becoming increasingly competitive and as a result, fluctuations may occur in the prices obtained for our products, which then may have a significant impact on our gross margins. In addition, many of our customers’ sales decisions are not made until the final weeks or days of the calendar quarter, which leads to greater uncertainty for us in predicting the timing and amount of our revenue. Customers often view the purchase of our products as a significant and strategic decision, and this causes purchases of our products to become more susceptible to extensive testing and internal review and approval cycles by our customers, the length and outcome of which is difficult to predict. This is particularly true for larger customers, which represent a significant percentage of our sales. These customers are often engaged in multiple simultaneous purchasing decisions, some of which may pertain to more immediate needs and absorb the immediate attention of our customers. Our customers’ current capital constraints also make it difficult for them to commit in advance to buy our products in any given quarter or throughout the year. Furthermore, our customers are increasingly demanding complex contract terms, including commitments to deliver future features. These contracts can impact the timing of our ability to recognize revenue. If sales from a specific customer for a particular quarter are not realized in that quarter or at all or if we cannot recognize revenue in a quarter, our business, results of operations and financial condition could suffer.

Our quarterly results of operations are inherently unpredictable and could continue to fluctuate significantly, which may result in volatility in the price of our common stock.

Our quarterly revenue and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Factors that may affect our quarterly results include long sales and implementation cycles, competitive pricing pressures and our ability to control our expenses. Our quarterly results are also affected by our assumptions about our overall cost structure, which could prove unreliable. For example, if our current pricing arrangement with our single contract manufacturer is not renewed beyond its current term, or is renegotiated on terms less favorable to us, our results of operations and financial condition could be materially harmed. The majority of our expenses are essentially fixed in the short term. As a result, if we experience delays in generating or recognizing revenue, our quarterly results of operations will likely decrease. Therefore, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful. You should not rely on our results for one quarter as any indication of our future performance. It is likely that in some future quarter our results of operations may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decline.

A limited number of customers account for a disproportionate amount of our revenue, and the loss of any of these key customers would likely reduce our revenue significantly and have a negative impact on our cash position.

A substantial portion of our revenue depends on sales to a limited number of customers. Our customers include both direct purchasers and resellers. In 2005, revenue from product purchases by BellSouth, AT&T (formerly SBC Communications) and Alcatel accounted for approximately 14%, 13% and 12% of our total revenue, respectively, and in 2004, revenue from product purchases by AT&T accounted for approximately 18% of our total net revenue. We do not have contracts or other agreements that guarantee continued sales to these or any other customers, which means that any of our customers, including our key customers, may therefore cease purchasing products from us at any time for any or no reason. The loss of any of our key customers would have a negative impact on our cash flow from operations and significantly reduce our total net revenue.

In addition, the current consolidation in the communications infrastructure sector, such as the recent proposed merger of BellSouth and AT&T, the merger of Neuf Telecom and Cegetel in the European market, SBC’s acquisition of AT&T, and Verizon Communications’s acquisition of MCI, presents risks to us by further reducing the number of available customers and potentially causing delays or changes in orders and customers’ expected buying patterns. In the case of mergers, customers may purchase more or less product than expected or on different schedules than expected, depending on a variety of factors including the nature of the entities involved in the transaction, their strategic plans, their chosen architecture and the planned pace of deployment of such architecture. We expect the industry trend of consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. As a result, we expect that our customer concentration will further increase. This could lead to more variability in our results of operations and could adversely affect our business, results of operations and financial condition.

Furthermore, the consolidation in the communications infrastructure sector, such as the recently announced proposed merger of Lucent Technologies and Alcatel, may reduce the number of companies that can resell our products. This presents risks to us by forcing us to take on more responsibility regarding the installation, service and support of our products. This could adversely affect our margins. In addition, the consolidation of resellers may affect their buying patterns and may prevent us from having access to certain end user accounts. This could further adversely affect our business, results of operations and financial condition.

To achieve market acceptance of our products, we must anticipate and meet our customer requirements and general market demands, or our business and results of operations will suffer.

To achieve market acceptance of our products, we must anticipate and adapt to customer requirements and offer products and services that meet customer demands. Due to the complexity of our products and the complexity, diversity, and changing nature of our customer needs, many of our customers require product features and capabilities that our products may not have. The majority of demand for our products relates to our newer SmartEdge product line. We continue to invest in research and development to add features and develop new products to meet customer demand for our SmartEdge product line; however, we are constrained by limited resources and may be unable to deliver product or product features to meet such demand in a timely manner or at all. If we are unable to deliver these product features, it could adversely impact our revenue and results of operations. If we fail to anticipate general market demands and requirements, our failure could substantially decrease market acceptance and sales of our present and future products, which would significantly harm our business and financial results. Even if we are able to anticipate and respond to market demands and requirements, we cannot assure you that our products or enhancements will achieve widespread market acceptance.

If we experience difficulties in developing and delivering new products, our business and results of operations will suffer.

We intend to continue to invest in product and technology development, primarily in our SmartEdge product line. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction and sale of new products and enhancements. We may also experience the loss of key development personnel that could impair our ability to develop and introduce new or enhanced products. The introduction of new or enhanced products also requires that we manage the transition from older products in order to minimize disruption in customer ordering patterns, to ensure that adequate supplies of new products can be delivered to meet anticipated customer demand, and to limit the creation of excess inventory that may impact our financial results. Our inability to effectively manage the transition to newer products or accurately predict market and economic conditions in the future may cause us to incur additional charges of excess and obsolete inventory. If any of the foregoing occurs, our business, results of operations and financial condition could suffer.

Our business will suffer if we do not successfully increase sales of our SmartEdge products.

The growth of our business is dependent on increasing sales of our SmartEdge products. Our product line expanded when we began shipping our first SmartEdge products during the fourth quarter of 2001. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Service Gateway software for all SmartEdge platforms. In the second quarter of 2005, we launched the Ethernet Aggregation application in the SmartEdge platform. During 2004, the revenue from SmartEdge products grew by 229% compared with revenue from SmartEdge products in 2003, but the revenue from SMS products in 2004 decreased 36% compared to 2003. During 2005, the revenue from SmartEdge products grew by 105% compared with revenue from SmartEdge products in the same period in 2004, but the revenue from SMS products in 2005 decreased 22% compared to the same period in 2004. In the first quarter of 2006, the revenue from SmartEdge products grew by 117% compared with revenue from SmartEdge products in the first quarter of 2005. If sales of our SmartEdge products do not meet our revenue targets, our business, results of operations and financial condition will suffer.

If we fail to match production with product demand, we may need to incur additional costs and liabilities or we may lose customers to our competitors and our business may be harmed.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If we overestimate our requirements or there are changes in the mix of products that our customers order, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $1.0 million and $1.4 million in 2005 and 2004, respectively. The 2005 and 2004 excess and obsolete inventory charges resulted from reductions in forecasted revenue due to then-current market conditions. We are under increased pressure to acquire inventory ahead of the placement of the product order because of the nature of our sales process. Furthermore, we are under increased pressure to order components with increased lead times and, in many cases, under non-cancelable, non-returnable terms. This is due to the need to order end of life components to continue to support our older SMS product line as well as increased industry demand for new components. As of March 31, 2006, we had $30 million in purchase commitments with contract manufacturers and suppliers. As a result, we may have larger write-downs of excess and obsolete inventory in the future.

We are dependent on sole source and limited source suppliers for several key components, and any interruptions or delay of supply could adversely affect our sales and business prospects.

We currently purchase several key components used in our products from single or limited sources of supply. Specifically, we rely on a limited number of foundries for a number of our processors and memory components including our ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our third-party contract manufacturer, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components to us. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive. Our inability to obtain sufficient quantities of components from our suppliers in a timely manner could negatively impact our ability to generate revenue from existing products and delay or prevent introduction of new technologies. In addition, the development, licensing or acquisition of new products in the future may increase the complexity of our supply chain management. Our failure to effectively manage our supply of key components and products would adversely affect our business.

We currently depend on a single contract manufacturer, Jabil Circuit Inc., with whom we do not have a long-term supply contract, and the loss of any manufacturing capacity could harm our business.

We depend on a single third-party contract manufacturer, Jabil Circuit Inc., to manufacture our products. We do not have a long-term contract with Jabil Circuit, which currently performs all of our production, including final assembly and testing, at a single facility. If we fail to effectively manage our relationship with Jabil Circuit or if they experience delays, disruptions or quality control problems in manufacturing operations, our ability to ship products to our customers would be delayed. If Jabil Circuit were to cease doing business with us, our ability to deliver products to our customers could be adversely affected. The loss of any of Jabil Circuit’s manufacturing capacity could prevent us from meeting our scheduled product deliveries to our customers.

Our products are highly technical, and any undetected software or hardware errors in our products could adversely affect our business.

Our products are highly technical and complex, are critical to the operation of many networks, and may protect valuable information. Due to the complexity of both our products and our customers’ environments, we may not detect product defects until full deployment in our customers’ networks. This may be particularly true of our relatively newer products, including those in our SmartEdge product line. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. Due to the intricate nature of our products, it is possible that our current and future products may not interoperate with our customers’ networks. This possibility is enhanced by the fact that our customers typically use our products in conjunction with products from other vendors.

Whether or not we provide warranty coverage for a product, we may be required to dedicate significant technical resources to resolve any defects. Therefore, costs associated with defects under warranty may be higher than warranty costs. If we encounter significant product problems, we could experience, among other things, loss of major customers, cancellation of product orders, increased costs, delay in recognizing revenue, and damage to our reputation. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

Our gross margin may continue to fluctuate over time, which could harm our results of operations.

Our gross margin may continue to fluctuate and be hard to predict in the future due to, among other things, increasing pressure to reduce our current price levels in more competitive markets, particularly in Asia and Europe; our ability to reduce product costs; our ability to control inventory costs and other reserves; the introduction of new products which may initially have lower margins; the support and maintenance of our aging SMS product line; our ability to control and absorb fixed costs; and our ability to sell multiple applications. If our gross margin declined as a result of one or more of these factors, our results of operations, financial condition and cash flows could suffer.

We have incurred losses in the past and we may incur losses in the future.

We incurred net losses of approximately $2.6 million, $22.0 million and $68.1 million during the quarter ended March 31, 2006 and the years ended December 31, 2005 and December 31, 2004, respectively. We cannot assure you that we will not continue to incur additional net losses in the future. To date, we have funded our operations primarily from internal cash flow along with private and public sales of debt and equity securities. As of March 31, 2006, we had cash and cash equivalents of $58.6 million.

On November 3, 2003, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. We emerged from bankruptcy on the effective date of the Plan, January 2, 2004. After our emergence from bankruptcy, we continued to incur losses. Although we believe that our future operating cash flows will be sufficient to finance our operating requirements for the next 12 months, our limited availability of funds restricts our ability to expand or significantly increase our re-investment in our business and makes us more vulnerable to industry downturns. This may also place us at a competitive disadvantage. In addition, if we do not meet our operating goals, it is possible that we may need to raise additional capital, even beyond the proposed offering, to achieve our business objectives. We cannot assure you that such additional capital would be available on acceptable terms, or at all.

A number of our customers are evaluating our SmartEdge products, which may lead them to an extended evaluation period or a decision to use a competitor’s products, which could harm our business.

Many of our customers are in the process of evaluating our SmartEdge platform and new software releases for use in their next-generation networks. These evaluations are often lengthy and may cause delays in purchasing decisions. There is no guarantee that customers will select our products at all. We may expend significant costs and resources during the evaluation process. Due to the competitive nature of these evaluations, we may be forced to provide significant price concessions or commit to onerous contract terms to win the business, and this may negatively impact our revenue and cost structure.

Intense competition in our industry could result in the loss of customers, an inability to attract new customers and downward pricing pressure on our products and services.

Competition is intense in the markets that we serve. Our SmartEdge platform competes in a market characterized by new geographic builds and an upgrade cycle of swapping existing edge routers for denser next-generation routers with higher interface speeds and richer software functionality. Industry analysts expect this transition to occur over the next four years. We expect our competitors to continue improving their existing products and to introduce new competitive products. Additional competition exists from companies in emerging nations, such as China, and existing competitors who make multi-service edge devices, or are adding subscriber management features to their existing routers, as well as startup companies that are developing next-generation technologies. Our primary competitors are Alcatel, Cisco Systems, Huawei Technologies and Juniper Networks. Other competitors include companies in the networking and telecommunications equipment markets, including: Avici Systems, Ciena, ECI Telecom, Enterasys Networks, Extreme Networks, F5 Networks, Foundry Networks, Fujitsu, Lucent Technologies, Nortel Networks, Siemens and Sycamore Networks, among others.

Competitive pressures may result in price reductions, reduced profit margins and lost market share, which would adversely affect our business, results of operations and financial condition. In addition, most of our competitors are larger public companies that have greater name recognition, broader product offerings, more extensive customer bases, more established customer support and professional services organizations, and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products, and they can leverage their customer relationships and broader product offerings and adopt aggressive pricing policies to gain market share. Our competitors with large market capitalization or cash reserves are much better positioned than we are to acquire other companies, including our competitors, and thereby acquire new technologies or products that may displace our product lines. In addition, current and emerging competitors in foreign markets such as China are able to take advantage of reduced costs in those locations to adopt aggressive pricing. As a result of the foregoing, we may be unable to maintain a competitive position against our competitors.

Recent rulemaking by the Financial Accounting Standards Board, or FASB, will require us to expense equity compensation given to our employees, will significantly impact our results of operations and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

We adopted SFAS 123(R) in the first quarter of 2006. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. SFAS 123R will result in a material impact on our results of operations and net income per share, as we will be required to expense the fair value of all share-based payments. For the quarter ended March 31, 2006, we recognized $3.1 million of stock-based compensation expense pursuant to SFAS 123(R). We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The SFAS 123(R) expense calculation depends largely on numerous factors including, without limitation, volatility, option term, vesting, forfeiture and interest rate and on the trading price of our common stock at the time of grant. We cannot predict the effect that this adverse impact on our reported results of operations will have on the trading price of our common stock. This also may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel.

Our internal control over financial reporting could be adversely affected as a result of changes in our business and its increasing complexity.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We continue to develop our program to perform the system and process evaluation and testing necessary to comply with these requirements on a sustained basis. As our business continues to change and increase in complexity, we have continued to increase and improve our infrastructure relating to internal control over financial reporting. In addition, these business changes and increased complexity may cause a risk that we may not be able to continue to comply on an ongoing basis. We do not have significant experience in complying with these requirements on an ongoing and sustained basis. As a result, we expect to continue to incur substantial expense and to devote additional management resources to Section 404 compliance. In the event that our Chief Executive Officer, Chief Financial Officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of Redback may be adversely affected and could cause a decline in the market price of our common stock.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes to meet the changing needs of our business, our ability to manage and grow our business will be negatively affected.

Our ability to successfully offer our products and implement our business goals in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to evolve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to continue to implement systems and processes to meet the changes and expected growth in our business, our ability to manage our business and results of operations may be negatively affected.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations to our reported results of operations.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, as described above, recent changes to the FASB pronouncements relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income or loss less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

In addition, other accounting policies that have recently been or may be affected by changes in the accounting rules include the following:

•	software revenue recognition;

•	accounting for income taxes;

•	accounting for share-based payments; and

•	accounting for business combinations and related goodwill.

A change in any of these policies could have a significant effect on our reported results and may adversely affect our business.

Our future success depends on sales to companies in the telecommunications sector.

We are highly dependent on sales to companies in the telecommunications sector. Our future success depends on the financial strength of the telecommunications sector, as our sales depend on the increased use and widespread adoption of broadband access services; sustained capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis); and the ability of our customers to market and sell broadband access services. If the telecommunications sector experiences another downturn or broadband deployments do not increase steadily, our customers may forego sustained or increased levels of capital investments, and reevaluate their need for our products. If this occurs, our total revenue may be less than we currently anticipate, and our business will suffer.

In addition, traditional telecommunications companies and other large companies, because of their size, generally have had significant negotiating leverage and, accordingly, have requested and received more favorable terms, which often translates into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect our ability to recognize revenue and have an adverse affect on our business, results of operations and financial condition.

Our business substantially depends upon the continued growth of the Internet and the use of IP-based networks to deliver Triple Play services.

A substantial portion of our business and revenue growth depends on the expanded acceptance of the utilization of IP-based networks to deliver Triple Play voice, video and data services. Our future growth depends, in part, on the acceptance by consumers of expanded services delivered over IP-based networks. In addition, our future growth depends on our customers’ ability to use IP-based networks to deliver voice, video, and data services to successfully compete with established providers of such services. To the extent that an economic slowdown and reduction in capital spending adversely affect spending on Internet infrastructure, consumers are slow to accept and adopt the delivery of expanded services delivered over an IP-based network, or our customers cannot successfully compete against established providers of Triple Play services, our business, results of operations and financial condition would suffer.

We rely, in part, on resellers and distributors to sell our products, and disruptions to or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenue from the sale of our products.

Our future success is dependent, in part, upon establishing and maintaining successful relationships with a variety of resellers and distributors. Some of these resellers also sell competitors’ products and some of these resellers are, in fact, our competitors. We expect to continue to utilize resellers and distributors to grow our business, especially in non-U.S. territories. Our revenue depends, in part, on the performance of these resellers and distributors. The loss of or reduction in sales to these resellers or distributors could materially reduce our total revenue. Our competitors may in some cases be effective in providing incentives to resellers or potential resellers to favor their products or to prevent or reduce sales of our products. If we fail to maintain relationships or fail to develop new relationships with resellers and distributors in new markets or expand the number of resellers in existing markets, fail to manage, train or provide incentives to existing resellers and distributors effectively or if our resellers and distributors are not successful in their sales efforts, sales of our products may decrease and our results of operations would suffer. We may also be required to establish new business models to support our resellers and distributors. Currently, we employ a “sell to” model for our resellers and distributors. If we are required to establish a “sell through” or “stocking distributor” model to support these customers, it could adversely affect our margins and timing of recognizing revenue.

If we fail to attract and retain skilled employees, we may not be able to timely develop, sell or support our products.

Our future success and the growth of our business depend on the continued service and availability of skilled personnel, including our Chief Executive Officer, members of our executive team, and those in technical, marketing and sales positions. Over the past several years, we have experienced a significant decrease in our overall number of employees as a result of reductions in our workforce. To achieve our current operating goals, we will need to attract and retain highly qualified management, skilled engineers and other knowledgeable workers in an industry where competition for skilled personnel is intense and our competitors are larger and more established companies. Our future performance depends, in part, on the ability of our senior management team to effectively work together, manage our workforce, attract and retain highly qualified technical and managerial personnel, and manage our facilities so that we have sufficient space to house our growing workforce. We cannot assure you that we will continue to be able to successfully attract and retain key personnel.

We rely on sales in international markets for a substantial portion of our revenue, which exposes us to additional risks that may affect our business.

A significant portion of our sales has been to international customers during the last two years. During the quarter ended March 31, 2006, we derived approximately 36% of our total revenue from sales to international customers. During the years ended December 31, 2005 and 2004, we derived approximately 58% and 66%, respectively, of our total revenue from sales to international customers. Our international presence exposes us to risks including:

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

In addition, demand for our products and services can fluctuate materially by customer and region due to our customer concentration. Moreover, the recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, and changes in energy costs, has and may continue to put negative pressure on global economic conditions. If one or more of these risks materialize, our sales to international customers may decrease or our costs may increase, which could negatively impact our overall revenue, results of operations and financial condition.

We are exposed to fluctuations in currency exchange rates which could negatively affect our financial results and cash flows.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. The majority of our revenue and expenses are transacted in U.S. dollars. We also have some transactions that are denominated in foreign currencies, primarily expenses incurred in Canadian dollars and the Euro and sales and service transactions conducted in the Euro. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Currently, we hedge only those currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations. If our attempts to hedge against these risks are not successful, our financial results and cash flows could be adversely impacted.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

Most of our sales, except in the Asia-Pacific region, are on an open credit basis, with standard payment terms of 30 to 45 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. Throughout the regions in which we sell, our larger customers demand, and are able to secure in some cases, longer payment terms than our standard terms. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. While we have engaged in very minimal financing arrangements to date, we believe customer financing is a competitive factor in obtaining business, and we expect demand for customer financing to continue. Although we have programs in place that are designed to monitor and mitigate risk associated with our customer financing activities, including monitoring of particular risks in certain geographic areas, we cannot assure you that such programs will be effective in reducing our credit risks.

Our business will suffer if we are unable to protect our intellectual property rights.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot assure you that the steps we have taken will prevent unauthorized use of our technology. Furthermore, other parties may independently develop similar or competing technology, design around any patents that may be issued to us, otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Although we attempt to protect our intellectual property rights, we may be unable to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

We currently have 38 issued patents in the United States and five issued patents in foreign jurisdictions. In addition, we have filed numerous other patent applications but these applications may not result in the issuance of any patents. Any patent that is issued might be invalidated, circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot assure you that others will not independently develop equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could harm our business, results of operations and financial condition.

We could become subject to litigation regarding intellectual property rights that could subject us to significant liability or force us to redesign our products.

In recent years, we have been involved in litigation involving patents and other intellectual property rights, including our settled litigation with Nortel Networks. Moreover, many patents have been issued in the United States and throughout the world relating to many aspects of networking technology, and therefore, we may become a party to additional litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property rights. If we do not prevail in any such lawsuits, we could be subject to significant liability for damages and we could be forced to redesign any of our products that use such infringing technology.

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

The pressure to reduce time-to-market is increasingly driving us to consider licensing technology from third parties to develop new products or product enhancements. However, these licenses may not be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party licenses required for developing new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could seriously harm our business, results of operations and financial condition.

We may become party to other litigation, which could be costly and time consuming to defend.

In 2002, we were a defendant in a securities class action litigation, which is still pending, although it is subject to a pending settlement proposal covered by insurance. In addition, more recently, certain of our current and former executive officers and board members have become the subject of several purported class actions and a stockholder derivative lawsuit. These complaints allege, among other things, that the named defendants breached their fiduciary duties to us and failed to disclose information relating to transactions we entered into with Qwest Communications. The stockholder derivative lawsuit was dismissed with prejudice, although the purported class actions remain. These lawsuits could harm our relationships with existing customers and our ability to obtain new customers. The continued defense of the lawsuits could also result in the diversion of our management’s time and attention away from business operations, which could harm our business. The lawsuits could also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration they would otherwise be willing to pay in connection with an acquisition. Although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of these lawsuits by way of litigation costs, settlement, indemnification obligations or otherwise, the size of any such payments, unless covered by insurance or recovered from third parties, could seriously harm our financial condition or liquidity.

All litigation that was commenced prior to or during the course of bankruptcy was stayed once we entered bankruptcy and was resolved pursuant to the Plan. However, we remain at risk of post Chapter 11 litigation claims, including in areas such as securities class actions, intellectual property rights, employment (unfair hiring or terminations), and product liability, and we remain at risk of not being able to obtain liability insurance at a reasonable cost when our current policies expire. Litigation involves costs in defending the action and the risk of an adverse judgment. Any material litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business, results of operations and financial condition.

Our business may suffer slower or less growth due to further government regulation of the communications industry.

The jurisdiction of the Federal Communications Commission, or FCC, extends to the communications industry, to our customers and to the products and services that our customers sell. Continued regulations that adversely affect our customers or future FCC regulations, or regulations established by other regulatory bodies, may limit the amounts of capital available for investment in broadband. We could be adversely affected by further regulation of IP networks and commerce in any country where we operate. The adoption of such regulations could decrease the demand for our products, and at the same time increase the cost of selling our products. In addition, the United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of technologies such as ours. Regulation of our customers may materially harm our business and financial condition. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would harm our business, results of operations and financial condition.

Our business and operations are subject to the risks of earthquakes and other natural catastrophic events.

Our corporate headquarters, including certain of our research and development operations and our contract manufacturer’s facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, results of operations and financial condition.

Risks Related to Ownership of our Common Stock

The trading price for our common stock has been and may continue to be volatile.

The trading price of our common stock has been volatile in the past and may continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, product improvements, significant contracts, commercial relationships or capital commitments.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of common stock available for public sale.

•	Sales of stock by us or by our stockholders.

•	Short sales, hedging and other derivative transactions in shares of our common stock.

•	General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may result in a decrease in the market price of our common stock, regardless of our actual operating performance.

The shares of our common stock issuable upon conversion of the outstanding shares of our Series B convertible preferred stock will dilute the ownership interest of existing common stockholders.

There are currently 651,749 shares of our Series B convertible preferred stock outstanding that are convertible into our common stock at a one-for-ten ratio, subject to customary adjustments, at any time at the option of the holders. Our Series B convertible preferred stock will automatically convert into shares of our common stock (1) upon the approval of the holders of a majority of the outstanding shares of our Series B convertible preferred stock, or (2) if after one year from the date of issuance of our Series B convertible preferred stock, our common stock has a closing price greater than or equal to $13.81, subject to certain adjustments, for 90 consecutive trading days. As of the close of business on May 1, 2006, the trading price of our common stock had exceeded $13.81 for 66 consecutive trading days. Additionally, the holders of our Series B convertible preferred stock are entitled to receive a 2% semi-annual cumulative dividend payable, at the option of our board of directors, in cash or, subject to certain conditions, in shares of our Series B convertible preferred stock. Upon conversion of any shares of our Series B convertible preferred stock, the holders of those shares will be entitled to receive a payment either in cash or in common stock in satisfaction of all accrued and unpaid dividends. Based on our stock price and the amount of accrued and unpaid dividends as of May 1, 2006, we would be required to issue an aggregate of approximately 84,000 shares of our common stock if we chose to satisfy this obligation through the payment of shares, which we currently intend to do. Any shares of common stock that are issued upon conversion of our Series B convertible preferred stock, including the additional shares issued in lieu of a cash payment for accrued and unpaid dividends, will dilute the ownership percentage of the then-outstanding common stockholders. Assuming the trading price of our common stock remains greater than or equal to $13.81 between now and June 5, 2006, all outstanding shares of our Series B convertible preferred stock will convert to shares of our common stock at a one-for-ten ratio on such date.

Future sales of our common stock and the future exercise of options and warrants may cause the market price of our common stock to decline and may result in substantial dilution.

We cannot predict what effect, if any, future sales of our common stock, or the availability of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market by management or us, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price which you deem appropriate.

We have adopted anti-takeover measures that could prevent a change in our control.

In 2001, we adopted a stockholder rights plan. We assumed this plan in the bankruptcy. This plan could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers, and provide that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•	Our stockholders may not act by written consent. In addition, a holder or holders controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders’ meeting, and the written consent of a holder or holders controlling 66 2/3% of our capital stock are required to call a special meeting of stockholders (which is in addition to the authority held by our board of directors to call special stockholder meetings).

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

Item 6.    Exhibits.

Exhibit Number	Description
10.36	Redback Networks Inc. Senior Management Bonus Plan (which is incorporated herein by reference to Registrant’s Current Report on Registrant’s Form 8-K filed on February 14, 2006).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 8, 2006