Form 10-Q
period 2006-06-30
REDBACK NETWORKS INC
filed 2006-08-14
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2006 was 69,158,389 shares.

REDBACK NETWORKS INC.

FORM 10-Q

June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	As of June 30, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$171,476	$43,764
Accounts receivable, less allowances of $327 and $231	28,577	32,708
Inventories	8,370	12,933
Other current assets	10,535	8,204

Total current assets	218,958	97,609
Property and equipment, net	18,441	16,944
Goodwill	142,812	144,401
Other intangible assets, net	50,362	55,669
Other assets	1,318	1,391

Total assets	$431,891	$316,014

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,428	$28,664
Accrued liabilities	16,868	14,759
Borrowings and capital lease obligations, current	223	372
Deferred revenue	26,557	18,288

Total current liabilities	74,076	62,083
Deferred revenue, net of current portion	12,843	7,036
Other long-term liabilities	1,160	1,579

Total liabilities	88,079	70,698

Commitments and contingencies
Redeemable Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, none and 652 shares issued and outstanding, respectively	—	47,897

Stockholders’ equity:
Common stock: $0.0001 par value; 750,001 shares authorized; 69,147 and 55,943 shares issued and outstanding, respectively	437,087	287,970
Deferred stock-based compensation	—	(1,330)
Accumulated other comprehensive income	1,294	879
Accumulated deficit	(94,569)	(90,100)

Total stockholders’ equity	343,812	197,419

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$431,891	$316,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Quarter ended
	June 30, 2006	June 30, 2005
Net revenues:
Product revenue	$61,079	$28,629
Service revenue	7,143	5,926

Total net revenue	68,222	34,555

Product cost of revenue	24,112	10,721
Service cost of revenue	2,951	2,282
Amortization of intangibles	2,709	2,722

Total cost of revenue	29,772	15,725

Gross profit	38,450	18,830

Operating expenses:
Research and development	20,158	15,503
Selling, general and administrative	19,696	10,558

Total operating expenses	39,854	26,061

Loss from operations	(1,404)	(7,231)

Other income, net:
Interest and other income, net	953	328

Total other income, net	953	328

Loss before provision for income taxes	(451)	(6,903)
Provision for income taxes	1,316	180

Net loss before deemed dividend and accretion on preferred stock	(1,767)	(7,083)
Deemed dividend and accretion on preferred stock	(113)	(153)

Net loss attributed to common shareholders	$(1,880)	$(7,236)

Net loss attributed to common shareholders per basic and diluted share	$(0.03)	$(0.13)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	61,400	54,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months ended
	June 30, 2006	June 30, 2005
Net revenues:
Product revenue	$111,978	$56,964
Service revenue	14,103	11,882

Total net revenue	126,081	68,846

Product cost of revenue	44,500	22,344
Service cost of revenue	5,169	4,304
Amortization	5,416	5,444

Total cost of revenue	55,085	32,092

Gross profit	70,996	36,754

Operating expenses:
Research and development	37,291	29,826
Selling, general and administrative	37,460	21,137

Total operating expenses	74,751	50,963

Loss from operations	(3,755)	(14,209)

Other income, net:
Interest and other income, net	2,006	493

Total other income, net	2,006	493

Loss before provision for income taxes	(1,749)	(13,716)
Provision for income taxes	2,451	264

Net loss before deemed dividend and accretion on preferred stock	(4,200)	(13,980)
Deemed dividend and accretion on preferred stock	(269)	(306)

Net Loss attributed to common shareholders	$(4,469)	$(14,286)

Net loss attributed to common shareholders per basic and diluted share	$(0.08)	$(0.27)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	58,963	53,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss before deemed dividend and accretion on preferred stock	$(4,200)	$(13,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,218	6,698
Amortization of other intangible assets	5,308	5,307
Amortization of the fair value of warrants	958	958
Gain on sale of investment	(619)	—
Loss on disposal of property and equipment	—	42
Stock-based compensation	8,410	2,041
Changes in assets and liabilities:		—
Accounts receivable, net	4,131	553
Inventories	1,691	(5,192)
Other assets	73	(1,104)
Other current assets	(2,933)	(306)
Accounts payable	1,764	4,597
Accrued liabilities	3,697	343
Deferred revenue	14,076	(2,953)
Other long-term liabilities	(188)	146

Net cash provided by (used in) operating activities	37,386	(2,850)

Cash flows from investing activities:
Purchases of property and equipment, net	(3,784)	(6,056)
Proceeds from sale of investments	619	—

Net cash used in investing activities	(3,165)	(6,056)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,276	4,817
Proceeds from exercise of warrants	502	3
Proceeds from borrowings of line of credit	—	2,000
Proceeds from issuance of common stock upon offering (net of issuance costs of $4.4 million)	83,093
Principal payments on capital lease obligations and borrowings	(380)	(142)

Net cash provided by financing activities	93,491	6,678

Net increase (decrease) in cash and cash equivalents	127,712	(2,228)

Cash and cash equivalents at beginning of period	43,764	42,558

Cash and cash equivalents at end of period	$171,476	$40,330

Supplemental cash flow information:
Cash paid for income taxes	$150	$—
Conversion of the preferred stock and the deemed dividend into common stock	$48,166	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1. Description of the Company and Summary of Significant Accounting Policies:

Redback is a leading provider of advanced communications networking equipment. Our products enable service providers to build next generation Internet Protocol (IP)-based broadband networks that can deliver high-speed access as well as voice, video and data (Triple Play) services, to consumers and businesses. IP-based services such as IPTV, Video on Demand (VOD), and Voice over IP (VoIP), can increase the average revenue per subscriber and lower network capital and operating costs. We maintain a growing and global base of more than 500 active customers, including many of the world’s largest communications service providers such as AT&T, BellSouth, Belgacom, China Netcom, Chunghwa Telecom, Korea Telecom and Verizon Communications. We sell our products through a direct sales force, resellers and distributors.

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. We reclassified foreign income taxes totaling $264,000 and $180,000 for the six months ended and quarter ended, June 30, 2005, respectively, from selling, general and administrative expenses (SG&A) to provision for income taxes. In addition, to conform with the requirements of the SEC’s Staff Accounting Bulletin No. 107, we have reclassified stock-based compensation of $1.0 million for the second quarter of 2005 and $2.0 million for the six months ended June 30, 2005 for allocation among cost of revenue, research and development and SG&A in the statement of operations to conform to the presentation adopted for 2006. These reclassifications have no impact on our previously reported net loss, operating cash flows or working capital.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Our total deferred product revenue was $10.2 million and $5.3 million as of June 30, 2006 and December 31, 2005, respectively. Our total deferred service revenue was $29.2 million and $20.0 million as of June 30, 2006 and December 31, 2005, respectively. Our total deferred cost of revenue was $4.5 million and $3.9 million as of June 30, 2006 and December 31, 2005, respectively, which was included in other current assets.

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

Changes in our estimated liability for product warranty are as follows (in thousands):

	Quarter ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Warranty Reserves:
Beginning balance	$1,516	$1,557	$1,471	$2,022
Charges to costs and expenses	716	250	1,106	1,098
Warranty expenditures	(348)	(250)	(693)	(1,563)

Ending balance	$1,884	$1,557	$1,884	$1,557

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Concentration of Risk

As of June 30, 2006, one customer accounted for 13% of our total gross accounts receivables. As of December 31, 2005, three customers accounted for 36%, 14%, and 10% of our total gross accounts receivables.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

Note 2. Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of stock-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS 123(R). Under SFAS 123(R), we recognize stock-based compensation costs on a multi-grant approach net of an estimated forfeiture rate over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate for the second quarter of fiscal 2006 based on its historical experience during the preceding two fiscal years. The total compensation expense related to these plans as determined under SFAS 123(R) was $5.3 million and $8.4 million for the quarter and six months ended June 30, 2006. The charge for these periods includes a charge of $0.2 million relating to stock option grants for periods after the Company’s emergence from bankruptcy on January 2, 2004 and prior to the second quarter of 2006 as a result of its investigation into its past stock grant practices (see Note 10 to the Condensed Consolidated Financial Statements). From the individual employee’s standpoint, the potential personal tax consequences to the employee arising from these grants are not yet determinable, including without limitation the potential impact of Internal Revenue Code section 409A. For example, the IRS has not yet issued final guidance as to how it will administer certain applicable tax provisions, including without limitation penalty provisions, of Internal Revenue Code section 409A. In addition, the Company has not yet determined if it will reimburse employees for any applicable Internal Revenue Code Section 409A penalty tax.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement provisions of Opinion no. 25 of the Accounting Principles Board (APB) “Accounting for Stock Issued to Employees” (APB 25). Accordingly, we generally recognized compensation expense only when we granted options with a discounted exercise price and accounted for forfeitures as they occurred. Expense associated with stock-based compensation was amortized on an accelerated basis under Financial Accounting Standards Board Interpretation (FIN) No. 28 over the vesting period of each individual award. Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Impact of the Adoption of SFAS 123(R)

By adopting SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. Stock-based compensation previously recognized as expense under APB 25 was amortized on an accelerated basis under FIN 28 over the vesting period of each individual award. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards, we recognize compensation expense using the multi-grant approach. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the six months and quarter ended June 30, 2006, has been reduced for estimated forfeitures. Stock based compensation recorded in results of operations, including stock-based compensation recorded in 2005 under APR25, is as follows (in thousands, except per share):

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Quarter ended		Six Months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Cost of products and services	$470	$89	$757	$178
Research and development	1,978	217	3,211	452
Selling, general and administrative	2,892	703	4,442	1,411

Total share-based compensation expense	$5,340	$1,009	$8,410	$2,041

Impact on net loss per share - basic:	$0.09	$0.02	$0.14	$0.04
- diluted:	$0.07	$0.02	$0.11	$0.04

The Company has provided a full valuation allowance on our net deferred tax assets, including deferred tax assets created by stock compensation expense.

As of June 30, 2006, the total unrecorded deferred stock-based compensation balance for unvested shares, net of expected forfeitures, as computed under SFAS 123(R) was $43.9 million, which is expected to be amortized over a weighted-average period of 1.6 years.

Valuation Assumptions

As of June 30, 2006 and 2005, the fair value of stock-based awards for employee stock option awards, restricted stock and employee stock purchases made under our 1999 Employee Stock Purchase Plan (ESPP) was estimated using the Black-Scholes option-pricing model. ESPP shares are granted twice a year during the second and fourth quarters. The following weighted average assumptions were used:

	Employee Stock Options Plans
	Quarter ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Weighted average fair value of grants	$11.96	$2.94	$11.15	$2.98
Expected life (years)	5.3	3.0	5.2	3.0
Risk free interest rate	4%	3%	4%	3%
Expected volatility	51%	70%	50%	71%

	Employee Stock Purchase Plans
	Quarter ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Weighted average fair value of grants	$7.15	$1.87	$4.94	$1.97
Expected life (years)	0.5	0.5	0.5	0.7
Risk free interest rate	4%	3%	4%	3%
Expected volatility	62%	70%	64%	74%

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. Beginning January 1, 2006, the expected stock price volatility assumption was determined using the implied volatility of publicly traded options on our common stock, with a term of a year or greater. Prior to the adoption of SFAS No. 123(R), we used historical and implied volatility in deriving our expected volatility assumption. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical or a combined method of determining volatility. Expected life was determined using historical exercise lives with the statistical-based Monte Carlo method.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Stock-Based Payment Award Activity

The following table summarizes stock-based payment award activity for the six months ended June 30, 2006 and June 30, 2005 (options and dollars in thousands):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	10,885	$5.79
Granted	4,277	22.32
Exercised	(1,609)	4.82
Cancelled/ expired/ forfeited	(221)	6.91

Balance at June 30, 2006	13,332	$11.19	8.74 years	$114,067

Exercisable at June 30, 2006	4,554	$5.11	7.83 years	$60,273

Balance at December 31, 2004	8,949	4.71
Granted	3,444	6.28
Exercised	(665)	4.63
Cancelled/ expired/ forfeited	(218)	5.02

Balance at June 30, 2005	11,510	$5.17

The options outstanding and exercisable for equity stock-based payment awards as of June 30, 2006 were in the following exercise price ranges:

	Options Outstanding at June 30, 2006				Options Exercisable at June 30, 2006
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 3.10 - $ 4.53	386	8.27 years	$3.55	$5,709	140	$3.54	$2,072
$ 4.60 - $ 4.60	3,826	7.51 years	4.60	52,569	3,121	4.60	42,883
$ 4.77 - $ 6.30	1,670	8.36 years	5.69	21,126	630	5.66	7,988
$ 6.32 - $ 6.32	1,798	8.94 years	6.32	21,612	400	6.32	4,808
$ 6.58 - $ 9.90	742	8.68 years	7.46	8,073	202	7.26	2,238
$ 10.06 - $ 13.42	554	9.45 years	13.06	2,925	54	13.32	271
$ 14.01 - $ 17.89	660	9.54 years	15.22	2,053	6	15.83	13
$ 18.40 - $ 23.89	720	9.82 years	20.31		—	—
$ 24.16 - $ 24.16	2,976	9.92 years	24.16	—	—	—	—

Total	13,332	8.74 years	$11.19	$114,067	4,553	$5.11	$60,273

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $18.34 at June 30, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable as of June 30, 2006 was approximately 4.6 million shares. The aggregate intrinsic value of awards exercised during the six months and quarter ended June 30, 2006 was $24.0 million and $15.3 million, respectively. No tax benefit has been recognized for these exercises due to the Company’s cumulative net operating loss position and related deferred tax valuation allowances.

On May 11, 2006, our stockholders approved an amendment to the 1999 Stock Incentive Plan to increase the number of shares available under the plan by an aggregate of 3,000,000 in 2006 and by an additional 3,000,000 shares in May 2007, resulting in a collective increase to the total number of shares to be issued during the life of the Plan to 21,822,642 shares as of May 2007.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On June 1, 2006, the board of directors of the Company approved an amendment to the Company’s 2004 Stock Inducement Award Plan (the “Plan”) to increase to the number of shares of the Company’s common stock authorized for issuance there under by 4,000,000, resulting in an increase to the total number of shares to be issued during the life of the Plan to 5,000,000 shares.

As of June 30, 2006, our ESPP allowed for the issuance of approximately 3.0 million shares of our common stock. 281,439 shares and 453,526 shares were issued under the ESPP during our quarters ended June 30, 2006 and June 30, 2005. Further increases in shares reserved for issuances under our ESPP are subject to approval by a vote of the shareholders. For the six months and quarter ended June 30, 2006 the total compensation cost related to ESPP was $1.1 million and $0.6 million, respectively.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the six months and second quarter ended June 30, 2005, assuming we applied the fair value recognition provisions of SFAS 123 prior to adoption of SFAS 123(R) on January 1, 2006, (in thousands, except per share) to our 2005 results of operations:

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss attributable to common stockholders:
As reported	$(7,236)	$(14,286)
Add: Stock-based compensation expense included in reported net loss	1,009	2,041
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(2,809)	(5,154)

Pro forma	$(9,036)	$(17,399)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.13)	$(0.27)

Pro forma	$(0.17)	$(0.32)

Note 3 Equity – Secondary Offering and Conversion of Preferred Stock

During May 2006 the Company completed a public offering of 4,114,850 shares of common stock for gross proceeds of approximately $87.5 million. In connection with the offering, a selling shareholder also sold 4.7 million shares and several officers of the Company exercised options resulting in the issuance of 645,000 shares of common stock. The Company’s costs for underwriting were approximately $4.1 million. The Company also paid accounting, legal and other related costs of the offering estimated at approximately $0.6 million; total underwriting and other transaction costs are $4.7 million. Of these costs, approximately $4.4 million relate directly to the sale of the Company’s shares and are netted against the proceeds resulting in net proceeds of $83.1 million. The Company expensed the costs paid on behalf of the selling shareholder and officers of approximately $0.3 million.

On June 6, 2006, the Series B Preferred Stock previously issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P. (“TCV”) automatically converted to common shares. Pursuant to the terms of the Certificate of Designation of Series B Convertible Preferred Stock, the Preferred Stock issued to TCV would automatically convert to common stock, and any unpaid dividends would be issued in common stock if, at any time after January 5, 2005, the Company’s common stock closing price equaled or exceeded $13.81 for 90 consecutive trading days. Pursuant to these terms, on June 6, 2006, 651,749 shares of Series B Preferred Stock plus accrued dividends converted into 6,579,993 shares of our common stock. The preferred stock conversion was calculated at a 10:1 ratio. The dividend was converted to common stock at per common stock share value of $23.651 calculated per the Certificate of Designation, resulting in the issuance of 62,503 shares of common stock.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 4. Other Intangible Assets

The following is a summary of intangible assets, net (in thousands):

	As of
	June 30, 2006	December 31, 2005
Intangible assets, net
Existing technology	$76,900	$76,900
Less: Accumulated amortization	(26,538)	(21,231)

	$50,362	$55,669

The amortization of intangible assets for our quarters ended June 30, 2006 and June 30, 2005 was $2.7 million for each quarter. The amortization of intangible assets for each of the six months ended June 30, 2006 and June 30, 2005 was $5.3 million. The amortization of intangible assets was related to the development of our core and product technology intangible assets being amortized on a straight-line basis over the estimated useful lives ranging from 5 to 9 years.

Note 5. Income Taxes

We recorded a provision for income taxes for the quarter and six months ended June 30, 2006 of $1.3 million and $2.5 million, respectively and $0.2 million and $0.3 million for the second quarter and six months ended June 30, 2005, respectively. Approximately $0.7 million of our provision for income taxes recorded for our second quarter of 2006 and $1.6 million for the six months ended June 30, 2006, resulted from the combined net tax effects of nondeductible amortization charges related to intangible assets recorded upon adoption of fresh-start accounting, increases in our valuation allowance for deferred tax assets and our utilization of certain federal and state tax net operating loss carry forwards that when realized must be recorded as a reduction of goodwill in lieu of a reduction of our provision for income taxes. Included in our provision for income taxes for our quarters ended June 30, 2006 and 2005, is foreign income tax expense of $0.3 million and $0.2 million, respectively and $0.5 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively. The foreign tax expense resulted from business activities that we conduct in various taxable jurisdictions in which we operate. Due to our history of cumulative operating losses and after considering all available objective evidence, we recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. Accordingly, we recorded a full valuation allowance for our net deferred tax assets for our quarters ended June 30, 2006 and June 30, 2005.

In the event that we determine that we will be able to realize some or all of our deferred tax assets in the future in excess of the net recorded amount, a reduction in our valuation allowance for deferred tax assets would result in a tax benefit. We would record such tax benefit either as a reduction of goodwill (to the extent the deferred tax assets related to our fresh start accounting) or as a reduction of income tax expense in the period such determination is made.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 6. Balance Sheet Components (in thousands):

	As of June 30, 2006	As of December 31, 2005
Cash and cash equivalents:
Money market accounts	$161,222	$18,039
Interest bearing accounts	1,676	10,724
Non interest bearing checking accounts	8,578	15,001

Total	$171,476	$43,764

Inventories:
Raw materials and work in progress	$1,929	$1,975
Finished assemblies	6,441	10,958

Total inventories	8,370	12,933

Property and equipment, net:
Machinery and computer equipment	$28,505	$23,521
Software	8,096	7,260
Leasehold improvements	4,501	4,457
Spares	5,943	5,318
Furniture and fixtures	870	840

Total property and equipment	47,915	41,396
Less: Accumulated depreciation and amortization	(29,474)	(24,452)

Total property and equipment, net	$18,441	$16,944

Accrued liabilities:
Accrued compensation	$6,565	$5,177
Accrued inventory related commitments	2,077	2,077
Accrued warranty allowance	1,884	1,471
Accrued sales and other tax liabilities	2,306	3,064
Other	4,036	2,970

Total accrued liabilities	$16,868	$14,759

Note 7. Accounting for Derivative Financial Instruments

Foreign Currency Exchange Rate Risk

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. We recorded net foreign currency transaction gains (losses) in other income (expense), net, primarily due to intercompany payables and receivables resulting from transactions between parent and subsidiaries.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net loss	$(1,880)	$(7,236)	$(4,469)	$(14,286)
Change in unrealized translation gain (loss) on investments	2	(107)	—	(174)
Cumulative translation adjustments	610	(306)	414	(306)

Comprehensive loss	$(1,268)	$(7,649)	$(4,055)	$(14,766)

Note 9. Net Loss Attributable to Common Stockholders per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Quarter Ended		Six Months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Net loss attributable to common stockholders	$(1,880)	$(7,236)	$(4,469)	$(14,286)

Denominator for basic and diluted calculations:
Weighted average common shares outstanding	61,400	54,119	58,963	53,795

Loss per share — basic and diluted	$(0.03)	$(0.13)	$(0.08)	$(0.27)

On June 6, 2006, the Series B Preferred Stock previously issued and sold to TCV automatically converted to common shares. Pursuant to the terms of the Certificate of Designation of Series B Convertible Preferred Stock, the Preferred Stock issued to TCV would automatically convert to common stock, and any unpaid dividends would be issued in common stock if, at any time after January 5, 2005, the Company’s common stock closing price equaled or exceeded $13.81 for 90 consecutive trading days. Pursuant to these terms, on June 6, 2006, 651,749 shares of Series B Preferred Stock plus accrued dividends converted into 6,579,993 shares of our common stock. The preferred stock conversion was calculated at a 10:1 ratio. The dividend was converted to common stock at per common stock share value of $23.651 calculated per the Certificate of Designation, resulting in the issuance of 62,503 shares of common stock.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following equity instruments have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive (in thousands):

	June 30, 2006	June 30, 2005
Options to purchase common stock at an average exercise price of $11.19 and $5.56 per share, respectively	13,333	11,548
Series B Convertible Preferred Stock (at one for ten conversion ratio)	—	6,517
Warrants to purchase common stock at exercise price of $5.00 per share	4,161	4,931
Warrants to purchase common stock at exercise price of $9.50 per share	3,434	3,444

Total	20,928	26,440

Note 10. Commitments and Contingencies

Inventory Commitments

In addition to amounts accrued in the consolidated financial statements, we have noncancellable purchase commitments with contract manufacturers and suppliers of $40.7 million as of June 30, 2006.

Leases

We lease office space and equipment under non-cancelable operating leases with various expiration dates through 2008. Certain of the facilities leases have renewal options exercisable by the Company only. The terms of certain of the facilities leases include annual rent increases. We recognize rent expense on a straight-line basis over the lease period. Rental expense for the six months ended June 30, 2006 and June 30, 2005 was $1.8 million, and $1.4 million, respectively. Rental expense for our quarters ended June 30, 2006 and June 30, 2005 was $1.0 million, and $0.7 million, respectively. During the second quarter of 2006, the landlord exercised their option to extend the lease of our corporate headquarters by two years until October 31, 2008. Lease payments on the extension will remain the same through October 31, 2007 and then increase by approximately 8% for the second year. We also leased additional space in another facility in San Jose, California beginning June 1, 2006 until October 31, 2008.

In connection with the original lease of our corporate headquarters in 2004, we issued two warrants to the landlord, each to purchase 677,452 shares of our common stock at $5.00 and $9.50 per share. The warrants were valued using the Black-Scholes option-pricing model, establishing a value of $5.4 million, which has been recorded as a deferred charge and is being amortized over the life of the original lease ending October 31, 2006. During the first quarter of 2006, the holder of the warrants initially issued to the landlord exercised all of the $5.00 warrants resulting in a net issuance of 505,000 shares of common stock. This exercise was settled using a net settlement method, whereby the cash value owed to us for the exercise of the 677,452 warrants is settled through a reduction in the issuance of our common stock to the warrant holder by the fair value of our common stock at the time of exercise.

During the second quarter of 2006, we entered into a capital lease for certain computer hardware and software for $0.5 million. In conjunction with the new capital lease, we received credit for the assets associated with the previous capital lease to be returned during the third quarter of 2006 in exchange for the elimination of the remaining amounts owed of $0.2 million. We made payments of $0.4 million and $0.2 million on capital leases during the first six months and second quarter of 2006.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gross future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Remaining 2006	$112	$1,834
2007	240	3,226
2008	64	2,809
2009		127

Total minimum lease payments	$416	$7,996

Less: current portion	(223)

Non current portion of capital lease obligations	$193

Legal Proceedings

Stock Option Inquiry

On June 30, 2006, we announced that we received an informal request from the Securities and Exchange Commission (SEC) and a subpoena from the United States Attorney for the Northern District of California (DOJ) with respect to our stock option grant practices. We are cooperating with the Securities and Exchange Commission and with the United States Attorney’s office. A special committee of our Board of Directors has conducted an independent investigation into these matters. The committee has been assisted in its review by independent counsel. The special committee has completed its review and has reported the findings of its independent investigation to the Audit Committee of the Company’s Board of Directors. Based upon the review, the independent investigation did not find any evidence of intentional backdating of stock option grants or manipulation of stock option grant dates and did not find evidence of any material matter relating to the current financial statements of the Company subsequent to the Company’s emergence from bankruptcy on January 2, 2004.

The special committee’s independent investigation identified certain option grants where, as a result of administrative or processing delays, final documentation for stock option grants was completed after the grant date which was stated on the written consent or other documentation that was approved by the compensation committee. Generally in these instances, one or more of the required signatures on written consents approving the option grants was not received, or other final documentation reflecting the specific grants was not completed on the option grant date stated on the written consent or documentation that was approved by the compensation committee and was subsequently received or completed on a later date. Under applicable accounting principles, an administrative delay in returning a signature on a written consent for an option grant or in finalizing specific documentation for an option grant could, in certain circumstances, cause the measurement date for the option grant to be changed from the stated grant date to the later date when final signature pages on the written consent were received or when the final documentation was completed, which could require a company under certain circumstances to incur compensation charges in connection with such option grants. This was the case for the Company with respect to certain grants.

Based on the findings of the independent investigation, the Company has determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods prior to the Company’s emergence from bankruptcy, because the Company had cumulative net losses of approximately $5.4 billion for the period from 2000 through 2003 and the total unrecorded noncash compensation charge relating to such grants totaled approximately $110 million. Substantially all of this charge relates to the year 2000. Most of the options subject to this charge were never exercised and were cancelled and repriced in 2001. Also, primarily as a result of the cancellation of the Company’s then-outstanding stock options and the Company’s adoption of fresh start accounting pursuant to the bankruptcy proceedings in January 2004, the Company has determined that there is no material accounting or tax impact relating to stock option grants that were issued in the pre-bankruptcy period on the Company’s financial statements for periods after the Company’s emergence from bankruptcy.

With respect to grants issued after the Company emerged from bankruptcy on January 2, 2004, the Company has also determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods after the Company emerged from bankruptcy. The Company has determined that the cumulative unrecorded non-cash stock compensation expense resulting from the errors described above for the grants during the post-bankruptcy period is $0.2 million, and the Company has reflected this charge in its financial statements for the quarter ended June 30, 2006. From the individual employee’s personal standpoint, the potential personal tax consequences to the employee arising from these grants are not yet determinable, including without limitation the potential impact of Internal Revenue Code section 409A. For example, the IRS has not yet issued final guidance as to how it will administer certain applicable tax provisions, including without limitation penalty provisions, of Internal Revenue Code section 409A. In addition, the Company has not yet determined if it will reimburse employees for any applicable Internal Revenue Code section 409A penalty tax, if any.

We plan to present the findings of the special committee’s independent investigation to the SEC and DOJ. We can provide no assurance that the SEC and DOJ would agree with our conclusions.

Shareholder Litigation

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

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints were filed in the same court. All of the complaints eventually were consolidated into a single consolidated complaint. Plaintiffs have amended the consolidated complaint several times. Two of plaintiffs’ amendments of the consolidated complaint came in response to orders by the Court granting defendants’ motions to dismiss earlier versions of the consolidated complaint and allowing plaintiffs leave to amend. The current version of the consolidated complaint is the Fourth Amended Consolidated Complaint, which was filed on May 19, 2006. The Fourth Amended Consolidated Complaint names 12 of our current and former officers and directors as defendants. We are not named as a defendant. The complaint asserts claims on behalf of all purchasers of our shares of common stock from November 27, 1999 through October 10, 2003. The complaint purports to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information primarily relating to certain alleged transactions between us and Qwest Communications International, Inc. The complaint seeks damages in an unspecified amount. On July 10, 2006, the defendants filed a motion to dismiss the Fourth Amended Consolidated Complaint. The plaintiff’s filed their opposition to the defendant’s motion to dismiss August 4, 2006, and a hearing on this motion is set for September 15, 2006. Although no relief is sought directly from us, we may have indemnification obligations with regard to claims asserted in these actions against our officers and directors.

On November 3, 2003, we filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. The petition was filed with the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The petition was filed solely with respect to us and did not include any of our subsidiaries. We have examined the claims asserted against us in our Chapter 11 case. Claims that were deemed allowed pursuant to the plan of reorganization, which was approved by the Bankruptcy Court on December 19, 2003 (the Plan), were treated in accordance with the provisions thereof. To the extent that we disputed any of the claims asserted against us, we were authorized to file an objection to such claims. We filed five omnibus objections to claims in the Bankruptcy Court pursuant to which it sought to reduce and/or disallow certain proofs of claim filed in our Chapter 11 case. We have resolved substantially all of the disputed proof of claims filed in the bankruptcy proceeding.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We are a named defendant in a shareholder class action lawsuit entitled In re Redback Networks, Inc. Initial Public Offering Securities Litigation, pending in the United States District Court for the Southern District of New York. The lawsuit asserts, among other claims, violations of the federal securities laws relating to how the underwriters of our initial public offering allegedly allocated IPO shares to the underwriters’ customers. Certain former officers and/or directors were also named defendants in the suit but have since been dismissed from the case, without prejudice. Similar complaints have been filed against more than 300 other issuers, and the cases have been consolidated as In re Initial Public Offering Securities Litigation. Settlement discussions on behalf of the named defendants resulted in a final settlement memorandum of understanding with the plaintiffs in the case and the Company’s insurance carriers, which has been submitted to the court. The underwriters are not parties to the proposed settlement. As of July 31, 2003, over 250 issuers, constituting a majority of the issuer defendants, had tentatively approved the settlement, including us. On August 31, 2005, the court granted preliminary approval of the settlement. On April 24, 2006, the court conducted a fairness hearing in connection with the motion for final approval of the settlement. The court did not issue a ruling on the motion for final approval at the hearing. The settlement remains subject to a number of conditions, including final approval of the court. If the settlement is not consummated, we intend to defend the lawsuit vigorously.

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

Note 11. Segment Information:

Net revenue and net long-lived assets classified by major geographic areas in which we operate were as follows (in thousands):

	Quarter ended		Six Months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net revenue:
North America	$37,885	$10,815	$75,114	$21,355
EMEA	15,938	15,763	29,589	28,551
Asia-Pacific	14,399	7,977	21,378	18,940

Total	$68,222	$34,555	$126,081	$68,846

	As of June 30, 2006	As of December 31, 2005
Net long-lived assets:
United States	$17,121	$15,729
Canada	986	846
Other	334	369

Total	$18,441	$16,944

Our products are grouped into two product lines: SmartEdge and SMS product lines. The SmartEdge product line includes the SmartEdge 800, the SmartEdge 400, and the SmartEdge 100 products and the NetOp software products. The SMS product line includes the SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. Presented below are our sales by product lines (in thousands):

	Quarter ended		Six Months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
SmartEdge product line	$46,955	$18,343	$88,290	$37,361
SMS product line	$14,124	$10,286	$23,688	$19,603

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 12. Other Borrowings:

Our asset-based credit facility with Silicon Valley Bank as amended on September 29, 2005, expired June 30, 2006. The Company determined it no longer needed the revolving line of credit. This was primarily due to the cash infusion received from our secondary offering (see Note 3 to the Consolidated Financial Statements), and Jabil Circuit Inc., no longer requiring the Company to maintain a letter of credit for the purchases of inventory. We remained in compliance with the financial thresholds and minimum tangible net worth requirements of our asset-based credit facility through the second quarter of 2006. We may choose to negotiate a new credit facility in the future depending on the needs of the Company.

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

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our product and marketing strategy; our expectation of continued growth in total revenue; our expectation that our SmartEdge product line will continue to represent the majority of our revenue in the future; our expectation that our customers will discontinue use of our SMS products in favor of our SmartEdge products; predictions regarding the expected growth of the digital subscriber line, or DSL, market and the market for our SmartEdge line of products; our expected gross margins; our belief that cash and cash equivalents will be sufficient to fund our operations in the future; our future research and development and selling, general and administrative expenses; our expectation of investing cash equivalents: our expectation that inventory generally will increase to support anticipated product shipments: our expectation of leasing additional space to accommodate growth; our expectations regarding the results and conclusions of the investigation into our stock option grant practices including our belief that there is no material impact on our financial statements or our results of operations; our estimated future capital expenditures; our expectations regarding future amortization of our intangible assets; and our expectation regarding the outcome of pending litigation. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of our senior management. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Therefore, these forward-looking statements should be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

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

The following is a summary of certain events and transactions in our first six months and second quarter of 2006. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

•	Our net revenue increased 83% to $126.1 million in the first six months of 2006 from $68.8 million in the first six months of 2005. The net revenue increase was primarily related to greater sales volume of the SmartEdge family of products, including SmartEdge 400 and 800 products, particularly within our North America market. Our SmartEdge revenue increased 136% to $88.3 million during the first six months of 2006 while our SMS revenue increased 21% to $23.7 million from the first six months of 2005. Sales improved during the second quarter of 2006 compared to the second quarter of 2005 by 97% to $68.2 million from $34.6 for the second quarter of 2005.

•	Our gross margin improved during the first six months of 2006 to 56% from 53% during the first six months of 2005 primarily due to the spread of fixed costs over greater sales volume and improved margins on our service business. During the second quarter of 2006, gross margin increased to 56% from 54% over the second quarter of 2005.

•	As of June 30, 2006, we had $171.5 million in cash and cash equivalents. This was an increase of approximately $127.7 million compared to the balance as of December 31, 2005 of $43.8 million. The increase was primarily due to cash provided by the issuance of 4,114,850 shares of common stock for $83.1 million in May of 2006, net of transactions costs, and cash provided by operating activities of $37.4 million for the first six months of 2006 offset by the purchases of property and equipment totaling approximately $3.8 million for the first six months of 2006.

•	On June 6, 2006, the Series B Preferred Stock previously issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P. (“TCV”) automatically converted to common shares. Pursuant to the terms of the Certificate of Designation of Series B Convertible Preferred Stock, the Preferred Stock issued to TCV would automatically convert to common stock, and any unpaid dividends would be issued in common stock if, at any time after January 5, 2005, the Company’s common stock closing price equaled or exceeded $13.81 for 90 consecutive trading days. Pursuant to these terms, on June 6, 2006, 651,749 shares of Series B Preferred Stock plus accrued dividends converted into 6,579,993 shares of our common stock. The preferred stock conversion was calculated at a 10:1 ratio. The dividend was converted to common stock at per common stock share value of $23.651 calculated per the Certificate of Designation, resulting in the issuance of 62,503 shares of common stock.

•	On June 30, 2006, we announced that we received an informal request from the Securities and Exchange Commission (SEC) and a subpoena from the United States Attorney for the Northern District of California (DOJ) with respect to our stock option grant practices. We are cooperating with the Securities and Exchange Commission and with the United States Attorney’s office. A special committee of our Board of Directors has conducted an independent investigation into these matters. The committee has been assisted in its review by independent counsel. The special committee has completed its review and has reported the findings of its independent investigation to the Audit Committee of the Company’s Board of Directors. Based upon the review, the independent investigation did not find any evidence of intentional backdating or manipulation of stock option grant dates and did not find evidence of any material matter relating to the current financial statements of the Company subsequent to the Company’s emergence from bankruptcy on January 2, 2004.

The special committee’s independent investigation identified certain option grants where, as a result of administrative or processing delays, final documentation for stock option grants was completed after the grant date which was stated on the written consent or other documentation that was approved by the compensation committee. Generally in these instances, one or more of the required signatures on written consents approving the option grants was not received or other final documentation reflecting the specific grants was not completed, on the option grant date stated on the written consent or documentation that was approved by the compensation committee and was subsequently received or completed on a later date. Under applicable accounting principles, an administrative delay in returning a signature on a written consent for an option grant or in finalizing specific documentation for an option grant could, in certain circumstances, cause the measurement date for the option grant to be changed from the stated grant date to the later date when final signature pages on the written consent were received or when final documentation was completed, which could require a company under certain circumstances to incur compensation charges in connection with such option grants. This was the case for the Company with respect to certain grants.

Based on the findings of the independent investigation, the Company has determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods prior to the Company’s emergence from bankruptcy, because the Company had cumulative net losses of approximately $5.4 billion for the period from 2000 through 2003 and the total unrecorded noncash compensation charge relating to such grants totaled approximately $110 million. Substantially all of this charge relates to the year 2000. Most of the options subject to this charge were never exercised and were cancelled and repriced in 2001. Also, primarily as a result of the cancellation of the Company’s then-outstanding stock options and the Company’s adoption of fresh start accounting pursuant to the bankruptcy proceedings in January 2004, the Company has determined that there is no material accounting or tax impact relating to stock option grants that were issued in the pre-bankruptcy period on the Company’s financial statements for periods after the Company’s emergence from bankruptcy.

With respect to grants issued after the Company emerged from bankruptcy on January 2, 2004, the Company has also determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods after the Company emerged from bankruptcy. The Company has determined that the cumulative unrecorded non-cash stock compensation expense resulting from the errors described above for the grants during the post-bankruptcy period is $0.2 million and the Company has reflected this charge in its financial statements for the quarter ended June 30, 2006. From the individual employee’s personal standpoint, the potential personal tax consequences to the employee arising from these grants are not yet determinable, including without limitation the potential impact of Internal Revenue Code section 409A. For example, the IRS has not yet issued final guidance as to how it will administer certain applicable tax provisions, including without limitation penalty provisions, of Internal Revenue Code section 409A. In addition, the Company has not yet determined if it will reimburse employees for any applicable Internal Revenue Code section 409A penalty tax.

We plan to present the findings of the special committee’s independent investigation to the SEC and DOJ. We can provide no assurance that the SEC and DOJ would agree with our conclusions.

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Quarter Ended June 30, 2006	% change	Quarter Ended June 30, 2005	Six Months Ended June 30, 2006	% change	Six Months Ended June 30, 2005
Statement of Operations Data:
Net revenues:
Product revenue	$61,079	113%	$28,629	$111,978	97%	$56,964
Service revenue	7,143	21%	5,926	14,103	19%	11,882

Total net revenue	68,222	97%	34,555	126,081	83%	68,846

Product cost of revenue	24,112	125%	10,721	44,500	99%	22,344
Service cost of revenue	2,951	29%	2,282	5,169	20%	4,304
Amortization	2,709	(0)%	2,722	5,416	(1)%	5,444

Total cost of revenue	29,772	89%	15,725	55,085	72%	32,092

Gross profit	38,450	104%	18,830	70,996	93%	36,754

Operating expenses:
Research and development	20,158	30%	15,503	37,291	25%	29,826
Selling, general and administrative	19,696	87%	10,558	37,460	77%	21,137

Total operating expenses	39,854	53%	26,061	74,751	47%	50,963

Loss from operations	(1,404)	(81)%	(7,231)	(3,755)	(74)%	(14,209)

Other income, net:
Interest and other income, net	953	191%	328	2,006	307%	493

Total other income, net	953	191%	328	2,006	307%	493

Loss before provision for income taxes	(451)		(6,903)	(1,749)		(13,716)

Provision for income taxes	1,316		180	2,451		264

Loss before deemed dividend and accretion on redeemable convertible preferred stock	(1,767)	(75)%	(7,083)	(4,200)	(70)%	(13,980)
Deemed dividend and accretion on preferred stock	(113)	(26)%	(153)	(269)	(12)%	(306)

Net loss attributable to common stockholders	$(1,880)	(74)%	$(7,236)	$(4,469)	(69)%	$(14,286)

Total Net Revenue. The following table compares product and service revenue in absolute dollars and as a percentage of total revenue (in thousands):

	Quarter ended
	June 30, 2006	% of Revenue	June 30, 2005	% of Revenue
Net Revenue:
Product revenue	$61,079	90%	$28,629	83%
Service revenue	7,143	10%	5,926	17%

Total net revenue	$68,222	100%	$34,555	100%

	Six Months ended
	June 30, 2006	% of Revenue	June 30, 2005	% of Revenue
Net Revenue:
Product revenue	$111,978	89%	$56,964	83%
Service revenue	14,103	11%	11,882	17%

Total net revenue	$126,081	100%	$68,846	100%

During our second quarter of 2006, our SmartEdge revenue increased 156% to $47.0 million while our SMS revenue increased approximately 37% to $14.1 million compared to the second quarter of 2005. The increase in SmartEdge revenue primarily resulted from greater sales volume of the SmartEdge family of products, particularly to BellSouth Corporation, which was our largest customer for the quarter. We expect that BellSouth will continue to constitute a significant percentage of our revenue in the near term but that such concentration will decline as we expand our new and existing SmartEdge customers. Our total net revenue increased $57.2 million or 83% to $126.1 million in the first six months of 2006 from $68.8 million in the first six months of 2005. The total net revenue increase for the six months ended June 30, 2006 compared to the same period in 2005 was primarily related to the $51.0 million increase in product revenue for our SmartEdge family of products, representing a 136% increase. The increase in SMS revenue primarily occurred from existing SMS customers. In the short term, we may continue to see significant revenue from SMS sales; however, we do expect such revenue to decline in the long term as customers switch to SmartEdge products. Unit volume sales of our SmartEdge products increased 102% during in the first six months of 2006 compared to the same period in the prior year. During each of the six month periods and quarters ending June 30, 2006 and June 30, 2005, two customers accounted for over 10% of our total revenue.

Service revenue increased $1.2 million or 21% during the second quarter of 2006 compared to the second quarter of 2005. The increase during the second quarter of 2006 compared to the second quarter of 2005 is primarily due to the increase in the installed base. Service revenue increased 19% to $14.1 million in the first six months of 2006 from $11.9 million in the first six months of 2005. The increase of $2.2 million in absolute dollars was attributable primarily to the increase in our installed base of customers.

The following table shows total net revenue (in thousands) and by percentage of net revenue by geographic market:

	Quarter Ended June 30, 2006		Quarter Ended June 30, 2005
	$	%	$	%
Net revenue:
North America	$37,885	56%	$10,815	31%
Europe, Middle East and Africa	15,938	23%	15,763	46%
Asia-Pacific	14,399	21%	7,977	23%

	$68,222	100%	$34,555	100%

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	$	%	$	%
Net revenue:
North America	$75,114	60%	$21,355	31%
Europe, Middle East and Africa	29,589	23%	28,551	41%
Asia-Pacific	21,378	17%	18,940	28%

	$126,081	100%	$68,846	100%

Total revenue for the second quarter of 2006 compared to second quarter of 2005 increased $33.6 million or 97%. The increase in sales for the second quarter of 2006 compared to the second quarter of 2005 was primarily due to higher demand for SmartEdge equipment with sales of SmartEdge equipment increasing by 156% or $28.7 million. A substantial portion of the increased sales of SmartEdge equipment in the second quarter of 2006 compared to the second quarter of 2005 is due to sales to Bellsouth within the North American region. Revenue from Asia-Pacific increased by $6.4 million or 81% during the second quarter of 2006 compared to the second quarter of 2005, while revenue for EMEA during the second quarter of 2006 was relatively flat compared to the second quarter of 2005.

Revenue in the North America region increased by $53.8 million or 252% in our first six months of 2006 when compared to our first six months of 2005, primarily due to higher demand for SmartEdge equipment, the increased sales to BellSouth and the increased demand for SMS equipment. Revenue from international regions as a group accounted for 40% and 69% in the first six months of 2006 and 2005, respectively. Revenue from international regions, as a percentage of total net revenue in our first six months of 2006, decreased by 29% compared to our first six months of 2005, due to the high growth rate of revenue in North America. Revenue from Asia-Pacific increased by $2.4 million, when compared to the first six months of 2005 primarily due to broad based growth within the China market and to a lessor degree, growth along our existing customer base in other Asian countries. Revenue from EMEA in the first six months of 2006 increased by $1.0 million primarily due to higher sales volume of our SmartEdge products that were substantially offset by a decline in SMS product sales.

Our ability to predict the timing of future revenue is dependent on the timing of our securing contractual commitments from our customers. For our customers, such timing is driven, among other factors, by availability of budget spending and timing of network deployment plans as well as the rate of adoption of broadband access services. In addition, the timing of our customers’ buying decisions may be impacted by the pending mergers or other industry consolidation efforts affecting such customers.

Gross Profit. The following table shows product and service gross profit in absolute dollars and as a percentage of total net revenue (in thousands):

	Quarter Ended June 30, 2006	% of revenue	Quarter Ended June 30, 2005	% of revenue
Cost of revenue:
Product	$24,112	35%	$10,721	31%
Service	2,951	4%	2,282	7%
Amortization	2,709	4%	2,722	8%

Total cost of revenue	29,772	44%	15,725	46%

Gross profit	$38,450	56%	$18,830	54%

	Six Months Ended June 30, 2006	% of revenue	Six Months Ended June 30, 2005	% of revenue
Cost of revenue:
Product	$44,500	35%	$22,344	32%
Service	5,169	4%	4,304	6%
Amortization	5,416	4%	5,444	8%

Total cost of revenue	55,085	44%	32,092	47%

Gross profit	$70,996	56%	$36,754	53%

Our cost of product revenue consists primarily of amounts paid to third-party contract manufacturers, material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. Gross profit as a percentage of net revenue improved 2 percentage points in our second quarter of 2006 compared to our second quarter of 2005. The improvement is primarily due to the spread of fixed cost over higher sales volume as sales in the second quarter of 2006 were more linear than the second quarter of 2005. Gross profit as a percentage of net revenue, improved 3 percentage points in our first six months of 2006 compared to our first six months of 2005. The gross margin improvement was attributable primarily to the spread of fixed cost over higher sales volume as sales for the six months ended June 30, 2006 were more linear than for the same period in 2005. Our SMS product is relatively mature and has higher gross margins than our newer SmartEdge product lines. In addition, our gross margins on our SmartEdge product lines vary by the geographical region in which the products are sold due to the varying degrees of competitive pressure within each region. Accordingly, as we continue to transition our mix from our SMS product line to our SmartEdge product lines, our ability to increase gross margins will be affected by our SMS sales during any given quarter and the geographical distribution of our SmartEdge sales.

	Quarters ended June 30, 2006	Quarters ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Product Gross Profit (excluding amortization of intangibles)
Product revenue	$61,079	$28,629	$111,978	$56,964
Cost of product revenue	24,112	10,721	44,500	22,344

Product gross profit	36,967	17,908	67,478	34,620

Percentage of product revenue	61%	63%	60%	61%

Our product gross margin excluding amortization of intangibles decreased approximately 2 percentage points in our second quarter of 2006 compared to our second quarter of 2005 primarily due to the increase in stock-based compensation of $0.2 million and an increase in the provision for excess and obsolete inventory reserves of $1.3 million offset by $0.7 million of product shipments that had been previously written down. Our product gross margin excluding amortization of intangibles decreased approximately one percentage point in our first six months of 2006 compared to our first six months of 2005. This increase in cost of revenue as a percentage of revenue was attributable to an increase in stock based compensation of $0.3 million in our first six months of 2006 compared to the first six months of 2005 and an increase in the provision for excess and obsolete reserves of $1.1 million.

	Quarters ended June 30, 2006	Quarters ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005
Service Gross Profit (excluding amortization of intangibles)
Service revenue	$7,143	$5,926	$14,103	$11,882
Cost of service revenue	2,951	2,282	5,169	4,304

Service gross profit	4,192	3,644	8,934	7,578

Percentage of service revenue	59%	61%	63%	64%

Our cost of services is derived primarily from providing support under customer support contracts. These costs include repair and freight costs, labor, overhead and cost of spares used in providing support for customers under service contract.

Our service gross margin, excluding amortization of intangibles, decreased two percentage points during our second quarter of 2006 compared to our second quarter of 2005 primarily due to a charge for stock-based compensation of $0.2 million. Our service gross margin, excluding amortization of intangibles decreased one percentage point for our first six months of 2006 compared to our first six months of 2005 primarily due to a charge for stock-based compensation of $0.3 million in 2006.

On a forward-looking basis, we will continue to strive to improve our gross margins over the long term by continuing to seek to (1) effect product cost reductions from our contract manufacturer; and (2) spread our fixed overhead costs such as manufacturing and service organization spending over a higher assumed product sales volume. However, our plan to improve our gross margin in 2006 is subject to a number of potential risks including but not limited to the following:

•	Continued competitive pressure on our SmartEdge sales, particularly in the EMEA and Asia Pacific regions, which would result in lower average sales prices and therefore lower product margins.

•	Potential higher charges from our contract manufacturer if price for parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts and cost reductions. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distributions.

•	If our overall sales volume is lower than expected, our cost of goods sold would be higher and our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit.

•	If we fail to match our production with expected demand, we may incur additional charges for excess and obsolete inventory or higher production costs for placement of rushed orders.

•	Potential increase in the overall rate of decline in our SMS product line, which has higher profit margins than our SmartEdge product line at the present time.

•	Potential increases in inventory reserves as our purchase commitments increase in terms of dollars and lead times increase in order to meet inventory available commitments.

Operating Expenses

Research and Development (R&D)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
R&D expense	$20,158	$15,503	$37,291	$29,826
Percentage of total revenue	30%	45%	30%	43%

Our research and development expenditures include salary-related expenses for our engineering staff, contract R&D with third parties, costs for engineering equipment and prototypes, depreciation of property and equipment, costs for operating leases and other departmental expenses. Our R&D expenditures increased in the second quarter of 2006 by $4.7 million or 30% to $20.2 million from $15.5 million from our second quarter of 2005. The increase in the second quarter of 2006 compared to the second quarter of 2005 is primarily due to increases in salary and related expenses of $1.8 million arising from additional headcount, an increase in stock-based compensation of $1.8 million and an increase in equipment and engineering-related testing and development expenses of $1.2 million. The increase in the second quarter of 2006 was partially offset by decreases in professional services of $0.3 million and depreciation expense of $0.6 million. Our R&D expenditures increased $7.5 million or 25% to $37.3 million for our first six months of 2006 from $29.8 million for our first six months of 2005. The increase in our R&D expense for the first six months ending June 30, 2006 compared to the first six months ending June 30, 2005 was primarily due to increases in salary and related expenses of $4.0 million arising from additional headcount, an increase in stock-based compensation of $2.8 million and an increase in equipment and engineering-related testing and development expenses of $1.2 million, offset by decreases in professional services of $1.2 million. As we continue our product transition from SMS to our SmartEdge product line, we may be required to accelerate development activities to support the timing and nature of our customer deployment plans. We continue to evolve our existing product lines and develop new products. We continue to explore opportunities for offshore development to assist us in potentially reducing the financial impact of increased development activities. Given our increased development activities and increased headcount, we expect that our R&D expense most likely will increase in absolute dollars in future periods.

Selling, General and Administrative (SG&A)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
SG&A expense	$19,696	$10,558	$37,460	$21,137
Percentage of total revenue	29%	31%	30%	31%

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office, sales commissions, promotions and advertising, equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, and professional services including audit, tax, legal and non-engineering consulting fees. Our SG&A expenditures increased by $9.1 million or 87% to $19.7 million for our second quarter of 2006 from $10.6 million for our second quarter of 2005. SG&A expenditures as a percentage of net revenue improved during the second quarter of 2006 to 29% compared to 31% for the second quarter of 2005. SG&A increased in absolute dollars in the second quarter of 2006 compared to the second quarter of 2005 due to a $3.1 million increase in salaries, commissions and related costs, due to higher revenue and increases in sales headcount, an increase in stock-based compensation of $2.2 million and an increase in professional services of $1.7 million. Also increasing during this period was travel related costs of $0.9 million resulting from increased sales activity and expenses related to fees for printing, legal, accounting and other outside transaction costs from the secondary offering of common stock paid for by the company and allocated to the selling shareholders for $0.3 million.

Our SG&A expenditures increased by $16.3 million or 77% to $37.5 million for our first six months of 2006 from $21.1 million for our first six months of 2005. The increase in absolute dollars for the first six months of 2006 compared to the first six months of 2005 was primarily due to a $5.5 million increase in salary and related costs, including commission expenses, resulting from an increase in headcount, primarily of sales personnel. The increase in SG&A for the first six months of 2006 is also due to an increase in stock-based compensation of $3.0 million, and an increase in professional services of $3.2 million. Also increasing during this period was travel-related costs of $1.3 million resulting from increased sales activity, and an increase in office and equipment-related expenses of $0.9 million. We expect that our SG&A expenses will increase in absolute dollars in future periods as we continue to increase our direct and indirect selling efforts to generate customer wins.

Amortization of Intangible Assets

Amortization expense is primarily attributable to amortization of core technology and product technology intangible assets recorded upon adoption of fresh-start accounting following our emergence from bankruptcy proceedings in July 2004. Total amortization expense for the first six months ended June 30, 2006 and June 30, 2005, which is recorded in cost of revenue, was approximately $5.4 million for each six month period and $2.7 million for the quarters ended June 30, 2006 and 2005.

We expect the future period amortization of intangible assets as of June 30, 2006 to be as follows (in thousands):

Estimated Amortization of Intangible Assets
Remaining 2006	$5,310
2007	10,615
2008	10,615
2009	9,706
2010 and after	14,116

Total amortization of intangible assets	$50,362

Other Income, net

Other income (expense), net, consists of interest income, realized gains and losses on foreign currency and other miscellaneous income and expense items. Details are as follows (in thousands):

	Quarter ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Interest income	$1,250	$185	$1,531	$333
Foreign currency gain/(loss), net	$(219)	$277	(3)	278
Realized gain on sale of investments	—	—	619	—
Other	(78)	(134)	(141)	(118)

Total	$953	$328	$2,006	$493

Interest income increased in our second quarter of 2006 due primarily to higher cash balances and higher applicable interest rates on our cash and cash equivalents compared to the same period in the previous year. Foreign exchange losses during our second quarter of 2006 was attributable to the weakening of the US dollar against the Canadian dollar, the EURO, the British Pound, and certain Asian currencies compared to the same period in the previous year. Interest income increased in our first six months of 2006 due primarily to higher cash balances and higher applicable interest rates on our cash and cash equivalents compared to the same period in the previous year. Realized gain on sale of investments during our first six months of 2006 was from sale of equity investments in the first quarter of 2006 that had previously been written off.

Provision for Income Taxes

We recorded a $1.3 million and $ 2.5 million provision for income taxes for our quarter and six months ended June 30, 2006 and $0.2 million and $0.3 million for our second quarter and six months ended June 30, 2005, respectively. Approximately $0.7 million of our provision for income taxes recorded in our second quarter of 2006 and $1.6 million for the six months ended June 30, 2006 resulted from the combined net tax effects of nondeductible amortization charges related to intangible assets recorded upon adoption of fresh-start accounting, increases in our valuation allowance for deferred tax assets and our utilization of certain federal and state tax net operating loss carry forwards that when realized must be recorded as a reduction of goodwill in lieu of a reduction of our provision for income taxes. Included in our provision for income taxes for our quarters ended June 30, 2006 and 2005, respectively, is foreign income tax expense of $0.3 million and $0.2 million, respectively and for the six months ended June 30, 2006 and 2005 the foreign income tax expense is $0.5 million and $0.3 million. The foreign tax expense resulted from business activities that we conduct in various taxable jurisdictions in which we operate. Due to our history of cumulative operating losses and after considering all available objective evidence, we recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. We recorded a full valuation allowance for our net deferred tax assets at both June 30, 2006 and June 30, 2005.

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

Deemed Dividend and Accretion on Preferred Stock

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., at an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. Before conversion of the Preferred Stock to common stock on June 6, 2006, TCV was entitled to receive a 2% semi-annual dividend payable, at our option, in cash or Preferred Stock, subject to certain conditions. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Opinion No. 14. For our first six months of 2006 and 2005, we recorded $0.3 million and $0.3 million, respectively, for the 2% accumulated quarterly dividends. For the second quarter of 2006 and the second quarter of 2005 we recorded approximately $0.1 million, respectively for the 2% accumulated quarterly dividends. The deemed dividend was settled in common stock of the Company upon the conversion of the preferred stock to common stock on June 6, 2006 (see Liquidity and Capital Resources for further explanation).

Liquidity and Capital Resources

As of June 30, 2006, we had $171.5 million in cash and cash equivalents. This was an increase of approximately $127.7 million compared to the balance as of December 31, 2005 of $43.8 million. The increase was primarily due to cash provided by the issuance of common stock of $83.1 million, net of transaction costs, cash provided by operating activities of $37.4 million and cash provided by the issuance of stock from the exercise of stock options and warrants of $10.8 million, offset by the purchases of property and equipment totaling approximately $3.8 million.

Cash provided by operating activities was $37.4 million for the first six months of 2006, compared to cash used in operating activities of $2.9 million for first six months of 2005. As a result of increased revenues, cash provided by operating activities improved in our first six months of 2006 due in part to the $9.8 million reduction in the net loss before deemed dividend to $4.2 million from a net loss before deemed dividend of $14.0 million for our first six months of 2005. Cash provided by operating activities for our first six months of 2006 reflected non-cash charges of approximately $19.3 million (principally depreciation of $5.2 million, amortization of intangible assets and warrants of $6.3 million and stock-based compensation for $8.4 million) and net working capital changes of $22.3 million (principally resulting from increases in deferred revenue and accounts payable and decreases in inventories and accounts receivable partially offset by increases in other current assets). Cash used in operating activities in the six months ended June 30, 2005 resulted primarily from our net loss before deemed dividend of $14.0 million, offset by depreciation of $6.7 million, amortization of intangibles of $5.3 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $1.0 million, stock-based compensation expense of $2.0 million, and working capital changes of approximately $3.9 million.

The primary determinants of operating cash flow are revenues, the collection of accounts receivable and the timing of payments to our vendors and service providers. Cash collected from our accounts receivable increased primarily due to increased linearity of revenues in 2006, in contrast to 2005 which reflected our previous trend of a historically higher percentage of our shipments occurring in the last month of the quarter. We measure the effectiveness of our collections efforts by an analysis of the number of days our accounts receivable are outstanding. As of June 30, 2006 and June 30, 2005, our average day’s sales outstanding were 38 and 56 days, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount and geographic mix of our future revenue, payment terms on customer contracts and the effectiveness of our collection efforts. The linearity of shipments during the first six months of 2006 also decreased outstanding payables to our contract manufacturer and other vendors at June 30, 2006. Payables balances may fluctuate over time due to various factors including the linearity of shipments.

Our operating cash flow in the first six months of 2006 was positively impacted by a $1.7 million decrease in our inventory compared to an increase of $5.2 million in inventory during our first six months of 2005. The decrease during the six months ended June 30, 2006 was largely due to higher and more linear shipments of SmartEdge products than anticipated. We believe this decrease in inventory is temporary and that inventory will generally increase to support anticipated growth in SmartEdge shipments. The increase in deferred revenue of $14.1 million during our first six months of 2006 also positively impacted our operating cash flows. The increase in deferred revenue primarily resulted from inventory shipped under contracts containing revenue recognition milestones that had not yet been reached. These milestones generally related to new features or products. We also had increased deferred service revenue due to increased maintenance service renewals at the end of the second quarter.

Cash used in investing activities was approximately $3.2 million for our first six months of 2006, compared to $6.1 million used in our first six months of 2005. Cash used in investing activities consisted of $3.8 million for capital expenditures, partially for R&D equipment to support our product development efforts, and was partially offset by $0.6 million from the gain on the sale of an investment. For the remainder of 2006, we expect to spend approximately $6.0 million in capital expenditures. However, our actual capital spending may vary depending on our performance relative to our operating plan.

Cash provided by financing activities was $93.5 million for our first six months of 2006, compared to $6.7 million in our first six months of 2005. Cash provided by financing activities for the first six months of 2006 was primarily from the net proceeds received from a secondary offering of common stock for $83.1 million. Cash provided by financing activities for both periods included proceeds from the issuance of common stock related to employee stock options and from the exercise of warrants for $10.8 million during the first six months of 2006 compared to $4.8 million for the first six months of 2005. While we expect to continue to receive proceeds from the exercise of stock options and from the sale of stock under our Employee Stock Purchase Plan in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, and the number of employees participating in our Stock Option Plans and our Employee Stock Purchase Plan.

During May 2006 the Company completed a public offering of 4,114,850 shares of common stock for gross proceeds of approximately $87.5 million. In connection with the offering, a selling shareholder also sold 4.7 million shares and several officers of the Company exercised options resulting in the issuance of 645,000 shares of common stock. The Company’s costs for underwriting were approximately $4.1 million. The Company also paid accounting, legal and other related costs of the offering estimated at approximately $0.6 million; total underwriting and other transaction costs are $4.7 million. Of these costs, approximately $4.4 million relate directly to the sale of the Company’s shares and are netted against the proceeds resulting in net proceeds of $83.1 million. The Company expensed the costs paid on behalf of the selling shareholder and officers of approximately $0.3 million.

In addition, warrants for 677,452 shares of common stock with an exercise price of $5.00 were exercised on a net-settlement basis, resulting in an issuance of 505,000 shares of common stock during the first quarter of 2006. Under the net settlement method, the cash value owed to us for the exercise of the warrants was settled through a reduction in the number of shares of common stock issued to the warrant holder and no cash was received by us.

On June 6, 2006, the Series B Preferred Stock previously issued and sold to TCV automatically converted to common shares. Pursuant to the terms of the Certificate of Designation of Series B Convertible Preferred Stock, the Preferred Stock issued to TCV would automatically convert to common stock, and any unpaid dividends would be issued in common stock if, at any time after January 5, 2005, the Company’s common stock closing price equaled or exceeded $13.81 for 90 consecutive trading days. Pursuant to these terms, on June 6, 2006, 651,749 shares of Series B Preferred Stock plus accrued dividends converted into 6,579,993 shares of our common stock. The preferred stock conversion was calculated at a 10:1 ratio. The dividend was converted to common stock at per common stock share value of $23.651 calculated per the Certificate of Designation, resulting in the issuance of 62,503 shares of common stock.

The Company intends to invest a substantial portion of its cash equivalents in other investment securities during the third quarter of 2006. Investments will be classified as current or long-term based on their availability for use in current operations and the nature of the securities, in order to reflect management’s assessment of the Company’s liquidity requirements.

Our asset-based credit facility with Silicon Valley Bank as amended on September 29, 2005, expired June 30, 2006. The Company determined that at this time it no longer needed the revolving line of credit. This was primarily due to the cash infusion received from our secondary offering (see Note 3 to the Consolidated Financial Statements), and Jabil Circuit Inc., no longer requiring the Company to maintain a letter of credit for the purchases of inventory. We remained in compliance with the financial thresholds and minimum tangible net worth requirements on our asset-based credit facility through the second quarter. We may choose to negotiate a new credit facility in the future depending on the needs of the Company.

We recorded the following significant commitments for cash payments as follows (in millions):

	2006	2007	Total
Lease payments due on equipment lease and related borrowings	$0.1	$0.2	$0.3
Accounts payable to contract manufacturers for inventory on hand	16.0	—	16.0

Total	$16.1	$0.2	$16.3

In addition, we have purchase commitments with our contract manufacturer and suppliers of $40.7 million. This balance has increased substantially from $9.3 million at June 30, 2005 due to increased lead times from our suppliers, increased demands to support both the SMS and SmartEdge product lines and a last time buy of certain parts. This decrease may be offset by the need for an increase in inventory purchase commitments to support the sales growth of our business. We also have the following off-balance sheet commitments (in millions):

	2006	2007	After 2008	Total
Lease payments due on properties we occupy	$1.8	$3.2	$2.9	$7.9
Payments contracted for IT systems hosting	0.4	0.7	0.6	1.7

	$2.2	$3.9	$3.5	$9.6

The landlord exercised their option to extend the lease of our corporate headquarters during the second quarter of 2006 by two years until October 31, 2008. Lease payments on the extension will remain the same through October 31, 2007 and then increase by approximately 8% for the second year. We also leased additional space in another facility in San Jose, California beginning June 1, 2006 until October 31, 2008. We expect that our plans for future growth may require us to lease additional square footage.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2006, we maintained cash and cash equivalents of $171.5 million in liquid investment vehicles. We also had capital lease obligations with principal amounts totaling $0.5 million. We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

Our primary net foreign currency exposures were in Canadian Dollars, Euros, Singapore Dollars, Taiwan Dollars, and Australian Dollars. The net financial impact of foreign exchange gains and losses are recorded in interest and other income and representing non-cash gains and losses based on transactions between parent and subsidiaries. Our policy is not to use hedges or other derivative financial instruments for speculative purposes. Actual gains or losses in the future may differ materially from this analysis, depending on actual changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual balances and hedges or other derivative financial instruments for speculative purposes.

We currently have operations in the United States, Asia, and Europe. Substantially all of our sales transactions are denominated in U.S. dollars. We reported revenue denominated in Euros of approximately USD $7.7 million during our first six months of 2006. While we expect our international revenue to continue to be denominated predominately in U.S. Dollars, an increasing portion of our international revenue may be denominated in foreign currencies in the future. As a result, our operating results may be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We currently have not entered into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future. As of June 30, 2006, a fluctuation in exchange rates of 10% in the foreign currencies to which we are exposed would not have a material impact on our results of operations, financial condition, or cash flows.

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

Changes in Internal Controls over Financial Reporting

The Company continually evaluates and, where appropriate, changes its internal controls to respond to changes in its business or in regulatory or accounting standards. In the second quarter of 2006, the Company enhanced its process for stock option grants to further clarify and improve the process based upon currently emerging and evolving standards. The improvements generally involve ensuring that the effective date of any action by the Compensation Committee, whether by meeting or by written consent, is well known and timely documented and further ensuring that the measurement date used for accounting purposes corresponds to the grant date determined by the Compensation Committee. There have been no other changes in our internal controls over financial reporting identified in connection with evaluation occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to uncertainty because of limited visibility into our customers’ future buying patterns and difficulty predicting the amount and timing of our revenue. We believe the majority of our revenue in the future will come from our SmartEdge product line. The sales cycle is difficult to predict with respect to our SmartEdge products due to our customers’ and potential customers’ needs to fully evaluate these products and compare them to competitive products. We expect our SMS product line revenue to decline over time as more customers are considering, or are moving to, next generation DSL networks. Our ability to predict our future revenue will be dependent on customer acceptance of our SmartEdge product line and on the timing of securing purchasing commitments from customers. For our customers, such timing is driven, among other factors, by availability of budget spending and timing of network deployment plans to promote the growth of regional, national and international networks that support major broadband access technologies and IP-based networks to deliver Triple Play services.

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

In addition, the current consolidation in the communications infrastructure sector, such as the recent proposed merger of BellSouth and AT&T, the merger of Neuf Telecom and Cegetel in the European market, SBC’s acquisition of AT&T, and Verizon Communications’ acquisition of MCI, presents risks to us by further reducing the number of available customers and potentially causing delays or changes in orders and customers’ expected buying patterns. In the case of mergers, customers may purchase more or less product than expected or on different schedules than expected, depending on a variety of factors including the nature of the entities involved in the transaction, their strategic plans, their chosen architecture and the planned pace of deployment of such architecture. We expect the industry trend of consolidation to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. As a result, we expect that our customer concentration will further increase. This could lead to more variability in our results of operations and could adversely affect our business, results of operations and financial condition.

Furthermore, the consolidation in the communications infrastructure sector, such as the recently announced proposed merger of Lucent Technologies and Alcatel, and the recently announced joint venture of Nokia’s Networks Business Group and Siemens’ carrier-related operations, may reduce the number of companies that can resell our products. This presents risks to us by forcing us to take on more responsibility regarding the installation, service and support of our products. This could adversely affect our margins. In addition, the consolidation of resellers may affect their buying patterns and may prevent us from having access to certain end user accounts. This could further adversely affect our business, results of operations and financial condition.

We have received an informal request from the SEC and a subpoena from the DOJ relating to our historical stock option grant practices that may not be resolved favorably, and depending on the results of these inquiries, we could be required to restate our historical financial statements for the pre-bankruptcy periods and/or be subject to monetary damages or other penalties.

On June 30, 2006, we announced that we received an informal request from the Securities and Exchange Commission (SEC) and a subpoena from the United States Attorney for the Northern District of California (DOJ) with respect to our stock option grant practices. The SEC and DOJ investigations are ongoing and the time period necessary to resolve these investigations is uncertain and could require significant additional management and financial resources that could otherwise be devoted to the operation of our business. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. If we are subject to an adverse finding resulting from the SEC and/or DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. Any of these expenses or penalties could have a negative impact on our financial condition and results of operations.

A special committee of our Board of Directors has conducted an independent investigation into these matters. The committee has been assisted in its review by independent counsel. The special committee has completed its review and has reported the findings of its independent investigation thus far to the Audit Committee of the Company’s Board of Directors. Based upon the review, the independent investigation did not find any evidence of intentional backdating or manipulation of stock option grant dates and did not find evidence of any material matter relating to the current financial statements of the Company subsequent to the Company’s emergence from bankruptcy on January 2, 2004.

The special committee’s independent investigation identified certain option grants where, as a result of administrative or processing delays, final documentation for stock option grants was completed after the grant date which was stated on the written consent or other documentation that was approved by the compensation committee. Generally in these instances, one or more of the required signatures on written consents approving the option grants was not received, or other final documentation reflecting the specific grants was not completed, on the option grant date stated on the written consent or documentation that was approved by the compensation committee and was subsequently received or completed on a later date. Under applicable accounting principles, an administrative delay in returning a signature on a written consent for an option grant or in finalizing specific documentation for an option grant could, in certain circumstances, cause the measurement date for the option grant to be changed from the stated grant date to the later date when final signature pages on the written consent were received or when final documentation was completed, which could require a company under certain circumstances to incur compensation charges in connection with such option grants. This was the case for the Company with respect to certain grants.

Based on the findings of the independent investigation, the Company has determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods prior to the Company’s emergence from bankruptcy, because the Company had cumulative net losses of approximately $5.4 billion for the period from 2000 through 2003 and the total unrecorded non-cash compensation charge relating to such grants totaled approximately $110 million. Substantially all of this charge relates to the year 2000. Most of the options subject to this charge were never exercised and were cancelled and repriced in 2001. Also, primarily as a result of the cancellation of the Company’s then-outstanding stock options and the Company’s adoption of fresh start accounting pursuant to the bankruptcy proceedings in January 2004, the Company has determined that there is no material accounting or tax impact relating to stock option grants that were issued in the pre-bankruptcy period on the Company’s financial statements for periods after the Company’s emergence from bankruptcy.

With respect to grants issued after the Company emerged from bankruptcy on January 2, 2004, the Company has also determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods after the Company emerged from bankruptcy. The Company has determined that the cumulative unrecorded non-cash stock compensation expense resulting from the errors described above for the grants during the post-bankruptcy period is $0.2 million, and the Company has reflected this charge in its financial statements for the quarter ended June 30, 2006. From the individual employee’s personal standpoint, the potential personal tax consequences to the employee arising from these grants are not yet determinable, including without limitation the potential impact of Internal Revenue Code section 409A. For example, the IRS has not yet issued final guidance as to how it will administer certain applicable tax provisions, including without limitation penalty provisions, of Internal Revenue Code section 409A. In addition, the Company has not yet determined if it will reimburse employees for any applicable Internal Revenue Code section 409A penalty tax.

We plan to present the findings of the special committee’s independent investigation to the SEC and DOJ. There can be no assurances that the SEC and DOJ would agree with our conclusions. If the SEC and/or the DOJ were to reach different conclusions and determine that there are, in fact, material adverse accounting or tax impacts on the Company’s historical financial statements relating to stock option grants identified in the independent investigation, we could be required to restate our previously issued financial statements for the pre-bankruptcy periods or be subject to other penalties.

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

The growth of our business is dependent on increasing sales of our SmartEdge products. Our product line expanded when we began shipping our first SmartEdge products during the fourth quarter of 2001. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Multi-Service Edge Router Software. In the second quarter of 2005, we launched the Ethernet Aggregation application in the SmartEdge platform. During 2004, the revenue from SmartEdge products grew by 229% compared with revenue from SmartEdge products in 2003, but the revenue from SMS products in 2004 decreased 36% compared to 2003. During 2005, the revenue from SmartEdge products grew by 105% compared with revenue from SmartEdge products in the same period in 2004, but the revenue from SMS products in 2005 decreased 22% compared to the same period in 2004. In the second quarter of 2006, the revenue from SmartEdge products grew by 156% compared with revenue from SmartEdge products in the second quarter of 2005. If sales of our SmartEdge products do not meet our revenue targets, our business, results of operations and financial condition will suffer.

If we fail to match production with product demand, we may need to incur additional costs and liabilities or we may lose customers to our competitors and our business may be harmed.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If we overestimate our requirements or there are changes in the mix of products that our customers order, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $0.7 million, $1.0 million and $1.4 million in the six months ended June 30, 2006 and for the fiscal years 2005 and 2004, respectively. The 2005 and 2004 excess and obsolete inventory charges resulted from reductions in forecasted revenue due to then-current market conditions. We are under increased pressure to acquire inventory ahead of the placement of the product order because of the nature of our sales process. Furthermore, we are under increased pressure to order components with increased lead times and, in many cases, under non-cancelable, non-returnable terms. This is due to the need to order end of life components to continue to support our older SMS product line as well as increased industry demand for new components. As of June 30, 2006, we had $40 million in purchase commitments with contract manufacturers and suppliers. As a result, we may have larger write-downs of excess and obsolete inventory in the future.

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

If we fail to manage our growth, it may negatively affect our ability to meet our financial goals.

We currently expect to see growth in our business, including increased employee headcount and expanding research and development demands. Our future success depends on our ability to manage our growth, including retaining the continued service and availability of skilled personnel, including our Chief Executive Officer, members of our executive team, and those in technical, marketing and sales positions. As the requirements of our business expand, we will need to attract highly qualified management, skilled engineers and other knowledgeable workers in an industry where competition for skilled personnel is intense and our competitors are larger and more established companies. We will then need to properly assimilate and train the new employees so that they can become productive members of our work force. Our future performance depends, in part, on the ability of our senior management team to effectively work together, manage our workforce, attract and retain highly qualified technical and managerial personnel, train new hires, and manage our facilities so that we have sufficient space to house our growing workforce. Furthermore, our future performance depends, in part on our ability to effectively analyze which functions, and which requirements would be most effectively served by outsourcing. For those functions that are outsourced, our future success will depend, in part, on selecting qualified outsourcing vendors and the effective management of those resources. If we do not effectively manage our growth, the results of our operations, including our ability to timely develop, sell or support our products and meet our financial goals, could suffer

Our products are highly technical, and any undetected software or hardware errors in our products could adversely affect our business.

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

Our gross margin may continue to fluctuate and be hard to predict in the future due to, among other things, increasing pressure to reduce our current price levels in more competitive markets, particularly in Asia and Europe; our ability to reduce product costs; Our ability to manage production to reduce charges for expedited service and the impact of potential component charges; our ability to control inventory costs and other reserves; the introduction of new products which may initially have lower margins; The anticipated decline in sales of SMS products, which is a mature product line that currently has higher margins than our SmartEdge product line; the support and maintenance of our aging SMS product line; our ability to control and absorb fixed costs; Our ability to manage excess and obsolete inventory; and our ability to sell multiple applications. In addition, as we introduce new products and expand the reach of our products into smaller network environments (e.g. distributed points of presence, remote central offices, or multi-tenant unit buildings), our gross margins may be adversely affected. If our gross margin declined as a result of one or more of these factors, our results of operations, financial condition and cash flows could suffer.

We have incurred losses in the past and we may incur losses in the future.

We incurred net losses of approximately $4.5 million, $22.0 million and $68.1 million during the six months ended June 30, 2006 and the years ended December 31, 2005 and December 31, 2004, respectively. We cannot assure you that we will not continue to incur additional net losses in the future. To date, we have funded our operations primarily from internal cash flow along with private and public sales of debt and equity securities. As of June 30, 2006, we had cash and cash equivalents of $171.5 million.

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

We adopted SFAS 123(R) in the first quarter of 2006. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. SFAS 123R will result in a material impact on our results of operations and net income per share, as we will be required to expense the fair value of all share-

based payments. For the quarter ended and six months ended June 30, 2006, we recognized $5.3 million and $8.4 million of stock-based compensation expense pursuant to SFAS 123(R), respectively. We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The SFAS 123(R) expense calculation depends largely on numerous factors including, without limitation, volatility, option term, vesting, forfeiture and interest rate and on the trading price of our common stock at the time of grant. We cannot predict the effect that this adverse impact on our reported results of operations will have on the trading price of our common stock. This also may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel.

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

We are highly dependent on sales to companies in the telecommunications sector. Our future success depends on the financial strength of the telecommunications sector, as our sales depend on the increased use and widespread adoption of broadband access services; sustained capital expenditures by the telecommunications carriers (which often occurs on a sporadic and unpredictable basis); and the ability of our customers to market and sell broadband access services. If the telecommunications sector experiences another downturn or broadband deployments do not increase steadily, our customers may forego sustained or increased levels of capital investments, and reevaluate their need for our products. Additionally, there has been consolidation in the telecommunications industry. Further consolidation could reduce the number of potential new customers or could result in the loss of existing customers. The occurrence of one or more of these factors could cause our total revenue to be less than we currently anticipate, and would cause our business to suffer.

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

We may also be required to establish new business models to support our resellers and distributors. Currently, we sell finished goods resellers and distributors under a “sell to” model. If we are required to establish a “sell through” or “stocking distributor” model to support these customers, or allow our resellers or distributors to assume some role in the manufacturing or assembly process, it could adversely affect our margins and timing of recognizing revenue.

We rely on sales in international markets for a substantial portion of our revenue, which exposes us to additional risks that may affect our business.

A significant portion of our sales has been to international customers during the last two years. During the six months ended June 30, 2006, we derived approximately 40% of our total revenue from sales to international customers. During the years ended December 31, 2005 and 2004, we derived approximately 58% and 66%, respectively, of our total revenue from sales to international customers. Our international presence exposes us to risks including:

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

We currently have 44 issued patents in the United States and six issued patents in foreign jurisdictions. In addition, we have filed numerous other patent applications but these applications may not result in the issuance of any patents. Any patent that is issued might be invalidated, circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot assure you that others will not independently develop equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could harm our business, results of operations and financial condition.

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

The trading price of our common stock has been volatile in the past and may continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, product improvements, significant contracts, commercial relationships or capital commitments.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	The result and conclusion of the SEC and DOJ investigation into our stock grant practices.

•	Any major change in our board or management.

•	Changes in governmental regulations.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of common stock available for public sale.

•	Sales of stock by us or by our stockholders.

•	Short sales, hedging and other derivative transactions in shares of our common stock.

•	General economic conditions and slow or negative growth of related markets.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 11, 2006.

Kevin A. DeNuccio, Paul Giordano, Roy D. Behren, John L. Drew, David C. Friezo, Martin A. Kaplan and William H. Kurtz were elected as directors. The results of the voting were as follows:

Election of Directors	For	Withheld
Kevin A. DeNuccio	58,446,223	151,778
Paul Giordano	57,543,262	1,077,199
Roy D. Behren	58,465,867	152,134
John L. Drew	57,361,625	1,256,376
David C. Friezo	58,467,170	150,831
Martin A. Kaplan	57,539,593	1,078,408
William H. Kurtz	58,466,226	151,775

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 2006 was approved. The results of the voting were as follows:

	For	Against	Abstain
Votes	57,816,098	790,994	10,909

The proposal to an amendment to the 1999 Stock Incentive Plan to increase the number of shares available under the plan by an aggregate of 3,000,000 in 2006 and 3,000,000 in 2007 and to continue to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code was approved. The results of the voting were as follows:

	For	Against	Abstain	Non-vote
Votes	31,344,302	15,890,061	17,691	11,365,947

Item 6. Exhibits.

Exhibit Number	Description

10.37 (1)	Redback Networks Inc. 1999 Stock Incentive Plan, as amended

10.38	Lease amendment between Redback Networks Inc. and CarrAmerica (which is incorporated herein by reference to Registrant’s Current Report on Registrant’s Form 8-K filed on June 12, 2006 filed as Exhibit 99.1).

10.39 (1)	Redback Networks Inc. 2004 Stock Inducement Award Plan, as amended

10.40	Fourth Amendment, dated May 9, 2006 to the Rights Agreement datd as of June 12, 2001 and amended on May 21, 2002, October 2, 2003 and January 5, 2004 (which is incorperated herein by reference to Registrant’s Form 8-K filed on May 9, 2006 filed as Exhibit 4.5).

31.1 (1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	filed herewith

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

Date: August 14, 2006