Form 10-Q
period 2006-09-30
REDBACK NETWORKS INC
filed 2006-11-08
CIK 1081290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-25853

REDBACK NETWORKS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0438443
(State of incorporation)	(IRS Employer Identification No.)

100 Headquarters Drive, San Jose, CA 95134

(Address of principal executive offices, including ZIP code)

(408) 750-5000

(Registrant’s telephone number, including area code)

300 Holger Way, San Jose, CA 95134

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2006 was 69,679,310 shares.

REDBACK NETWORKS INC.

FORM 10-Q

September 30, 2006

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	As of September 30, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$175,999	$43,764
Accounts receivable, less allowances of $400 and $231	35,551	32,708
Inventories	9,029	14,135
Other current assets	5,825	7,002

Total current assets	226,404	97,609
Property and equipment, net	21,818	16,944
Goodwill	142,532	144,401
Other intangible assets, net	47,708	55,669
Other assets	1,211	1,391

Total assets	$439,673	$316,014

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,290	$28,664
Accrued liabilities	20,884	14,759
Borrowings and capital lease obligations, current	317	372
Deferred revenue	18,212	18,288

Total current liabilities	74,703	62,083
Deferred revenue, net of current portion	13,094	7,036
Other long-term liabilities	1,064	1,579

Total liabilities	88,861	70,698

Commitments and contingencies
Redeemable Convertible Preferred Stock: $0.0001 par value; 10,000 shares authorized, none and 652 shares issued and outstanding, respectively	—	47,897

Stockholders’ equity:
Common stock: $0.0001 par value; 750,001 shares authorized; 69,381 and 55,943 shares issued and outstanding, respectively	446,675	287,970
Deferred stock-based compensation	—	(1,330)
Accumulated other comprehensive income	1,095	879
Accumulated deficit	(96,958)	(90,100)

Total stockholders’ equity	350,812	197,419

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$439,673	$316,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Quarter Ended
	September 30, 2006	September 30, 2005
Net revenues:
Product revenue	$62,070	$30,244
Service revenue	8,840	6,187

Total net revenue	70,910	36,431

Product cost of revenue	24,259	13,556
Service cost of revenue	3,109	2,149
Amortization of intangibles	2,706	2,726

Total cost of revenue	30,074	18,431

Gross profit	40,836	18,000

Operating expenses:
Research and development	22,694	14,428
Selling, general and administrative	22,172	11,192

Total operating expenses	44,866	25,620

Loss from operations	(4,030)	(7,620)

Other income (expense), net:
Interest and other income (expense), net	2,105	(677)

Total other income (expense), net	2,105	(677)

Loss before provision for income taxes	(1,925)	(8,297)
Provision for (benefit from) income taxes	464	(52)

Net loss before deemed dividend and accretion on preferred stock	(2,389)	(8,245)
Deemed dividend and accretion on preferred stock	—	(155)

Net loss attributed to common shareholders	$(2,389)	$(8,400)

Net loss attributed to common shareholders per basic and diluted share	$(0.03)	$(0.15)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	69,253	54,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Net revenues:
Product revenue	$174,048	$87,208
Service revenue	22,943	18,069

Total net revenue	196,991	105,277

Product cost of revenue	68,759	35,900
Service cost of revenue	8,278	6,453
Amortization	8,122	8,170

Total cost of revenue	85,159	50,523

Gross profit	111,832	54,754

Operating expenses:
Research and development	59,985	44,254
Selling, general and administrative	59,632	32,329

Total operating expenses	119,617	76,583

Loss from operations	(7,785)	(21,829)

Other income (expense), net:
Interest and other income (expense), net	4,111	(184)

Total other income (expense), net	4,111	(184)

Loss before provision for income taxes	(3,674)	(22,013)
Provision for income taxes	2,915	212

Net loss before deemed dividend and accretion on preferred stock	(6,589)	(22,225)
Deemed dividend and accretion on preferred stock	(269)	(461)

Net loss attributed to common shareholders	$(6,858)	$(22,686)

Net loss attributed to common shareholders per basic and diluted share	$(0.11)	$(0.42)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	62,387	54,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

REDBACK NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before deemed dividend and accretion on preferred stock	$(6,589)	$(22,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	8,229	10,589
Amortization of other intangible assets	7,961	7,961
Amortization of the fair value of warrants	1,437	1,437
Gain on sale of investment	(619)	—
(Gain) loss on disposal of property and equipment	(19)	42
Stock-based compensation	16,746	3,025
Changes in assets and liabilities:
Accounts receivable, net	(2,843)	3,310
Inventories	(1,997)	(7,433)
Other assets	180	(957)
Other current assets	1,110	(1,156)
Accounts payable	6,626	3,075
Accrued liabilities	7,994	1,159
Deferred revenue	5,982	(1,016)
Other long-term liabilities	(91)	(267)

Net cash provided by (used in) operating activities	44,107	(2,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(7,135)	(7,080)
Proceeds from sale of investments	619	—

Net cash used in investing activities	(6,516)	(7,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	11,516	7,639
Proceeds from exercise of warrants	514	24
Proceeds from borrowings of line of credit	—	4,000
Proceeds from issuance of common stock upon offering (net of issuance costs of $4.4 million)	83,093	—
Principal payments on capital lease obligations and borrowings	(479)	(2,169)

Net cash provided by financing activities	94,644	9,494

Net increase (decrease) in cash and cash equivalents	132,235	(42)
Cash and cash equivalents at beginning of period	43,764	42,558

Cash and cash equivalents at end of period	$175,999	$42,516

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$334	$165

Conversion of preferred stock and the deemed dividend into common stock	$48,166	$—

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

Our products consist of two product families, the SmartEdge and SMS product families, which are designed to enable our customers to build an intelligent, subscriber aware, broadband infrastructure, creating a robust environment for adding and managing differentiated IP services, on a user-by-user basis.

Our SmartEdge family of products combines highly scalable carrier-class edge routing, Ethernet aggregation, and advanced subscriber management. Our SmartEdge Operating System (SEOS) provides capabilities that allow our products to aggregate and manage broadband subscriber connections and enable advanced communications service delivery. Our modular Operating System architecture is designed to heighten reliability and enable binding of any user connection to any service, further simplifying service provisioning.

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation. We reclassified foreign income tax expense (benefits) totaling $212,000 and $(52,000) for the nine months ended and quarter ended, September 30, 2005, respectively, from selling, general and administrative expenses (SG&A) to the provision for income taxes. In addition, to conform with the requirements of the SEC’s Staff Accounting Bulletin No. 107, we have reclassified stock-based compensation of $1.0 million for the third quarter of 2005 and $3.0 million for the nine months ended September 30, 2005 among cost of revenue, research and development and SG&A in the statement of operations to conform to the presentation adopted for 2006. For the December 31, 2005 balance sheet, we reclassified deferred cost of revenue of $1.2 million, which was previously included in other current assets, into inventory. These reclassifications have no impact on our previously reported net loss, operating cash flows or working capital.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Our total deferred product revenue was $3.0 million and $5.3 million as of September 30, 2006 and December 31, 2005, respectively. Our total deferred service revenue was $28.3 million and $20.0 million as of September 30, 2006 and December 31, 2005, respectively. Our total deferred cost of revenue was $0.7 million and $2.7 million as of September 30, 2006 and December 31, 2005, respectively, which was included in other current assets.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Changes in our estimated liability for product warranty are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Warranty Reserves:
Beginning balance	$1,884	$1,557	$1,471	$2,022
Charges to costs and expenses	457	426	1,563	1,524
Warranty expenditures	(412)	(438)	(1,105)	(2,001)

Ending balance	$1,929	$1,545	$1,929	$1,545

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

As of September 30, 2006, two customers accounted for 32% and 11% of our total gross accounts receivables. As of December 31, 2005, three customers accounted for 36%, 14%, and 10% of our total gross accounts receivables.

For the quarter ended September 30, 2006, three customers accounted for 25%, 12% and 10% of our total revenue, respectively. For the quarter ended September 30, 2005, four customers accounted for 18%, 13%, 12% and 12% of our total revenue, respectively. During the nine months ended September 30, 2006, two customers accounted for 21% and 20% of our total revenue, respectively. During the nine months ended September 30, 2005, two customers accounted for 13% and 12% of our total revenue, respectively.

Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). An entity that chooses to reevaluate its existing policies and elects to change the presentation of taxes within the scope of EITF No. 06-03 must follow the requirements of Statement 154, which provide that an entity may voluntarily change its accounting principles only to adopt a preferable accounting principle. The provisions of EITF No. 06-03 is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the requirements of EITF No. 06-03 and have not yet determined the impact on our financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our financial statements.

Note 2. Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of stock-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS 123(R). Under SFAS 123(R), we recognize stock-based compensation costs using the graded vesting method net of an estimated forfeiture rate over the requisite service period of the award, which is generally the option vesting term of four years. We estimated the forfeiture rate based on our historical experience during the preceding two fiscal years. The total compensation expense related to these plans as determined under SFAS 123(R) was $8.3 million and $16.7 million for the quarter and nine months ended September 30, 2006.

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

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Impact of the Adoption of SFAS 123(R)

By adopting SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. Stock-based compensation previously recognized as expense under APB 25 was amortized on an accelerated basis under FIN 28 over the vesting period of each individual award. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards, we recognize compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. As SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the nine months and quarter ended September 30, 2006, has been reduced for estimated forfeitures. Stock based compensation recorded in results of operations, including stock-based compensation recorded in 2005 under APR25, is as follows (in thousands, except per share):

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Cost of products and services	$665	$87	$1,422	$265
Research and development	3,036	205	6,247	657
Selling, general and administrative	4,635	692	9,077	2,103

Total share-based compensation expense	$8,336	$984	$16,746	$3,025

Impact on net loss per share—basic and diluted	$0.12	$0.02	$0.27	$0.06

The Company has provided a full valuation allowance on our net deferred tax assets, including deferred tax assets created by stock compensation expense.

As of September 30, 2006, the total unrecorded deferred stock-based compensation balance for unvested shares, net of expected forfeitures, as computed under SFAS 123(R) was $39.2 million, which is expected to be amortized over a weighted-average period of 1.5 years.

Valuation Assumptions

As of September 30, 2006 and 2005, the fair value of stock-based awards for employee stock option awards, restricted stock and employee stock purchases made under our 1999 Employee Stock Purchase Plan (ESPP) was estimated using the Black-Scholes option-pricing model. ESPP shares are granted twice a year during the second and fourth quarters. The following weighted average assumptions were used:

	Employee Stock Options Plans
	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average fair value of grants	$9.44	$3.69	$10.89	$3.03
Expected life (years)	5.3	3.0	5.2	3.0
Risk free interest rate	5%	4%	4%	3%
Expected volatility	64%	68%	51%	71%

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

	Employee Stock Purchase Plans
	Quarter ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Weighted average fair value of grants	$7.15	$1.87	$4.94	$1.97
Expected life (years)	0.5	0.5	0.5	0.7
Risk free interest rate	4%	3%	4%	3%
Expected volatility	62%	70%	64%	74%

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

Stock-Based Payment Award Activity

The following table summarizes stock-based payment award activity for the nine months ended September 30, 2006 and September 30, 2005 (in thousands, except weighted average exercise price):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	10,885	$5.79
Granted	4,785	21.65
Exercised	(1,838)	(4.90)
Cancelled/ expired/ forfeited	(308)	8.34

Balance at September 30, 2006	13,524	$11.46	8.55 years	$69,645

Exercisable at September 30, 2006	4,992	$5.20	7.62 years	$43,398
Ending vested and expected to vest at September 30, 2006	12,326	$10.95	0.83 years	$66,976

Balance at December 31, 2004	8,949	$4.71
Granted	3,685	6.39
Exercised	(1,277)	4.62
Cancelled/ expired/ forfeited	(399)	5.41

Balance at September 30, 2005	10,958	$5.26

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The options outstanding and exercisable for equity stock-based payment awards as of September 30, 2006 were in the following exercise price ranges:

	Options Outstanding at September 30, 2006				Options Exercisable at September 30, 2006
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 3.10 - $3.44	273	8.02 years	$3.40	$2,861	134	$3.41	$1,403
$ 3.48 - $4.60	3,792	7.28 years	4.58	35,275	3,322	4.59	30,870
$ 4.77 - $6.30	1,635	8.11 years	5.70	13,374	714	5.66	5,869
$ 6.32 - $6.32	1,759	8.69 years	6.32	13,298	500	6.32	3,780
$ 6.58 - $13.88	1,355	8.88 years	10.31	4,837	308	9.05	1,476
$14.01 - $17.89	853	9.41 years	15.11	—	10	15.93	—
$18.40 - $23.89	895	9.63 years	20.01	—	4	20.46	—
$24.16 - $24.16	2,962	9.67 years	24.16	—	—	—	—

Total	13,524	8.55 years	$11.46	$69,645	4,992	$5.20	$43,398

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $13.88 at September 30, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable as of September 30, 2006 was approximately 4.9 million shares. The aggregate intrinsic value of awards exercised during the nine months and quarter ended September 30, 2006 was $26.8 million and $2.8 million, respectively. No tax benefit has been recognized for these exercises due to the Company’s cumulative net operating loss position and related deferred tax valuation allowances. On May 11, 2006, our stockholders approved an amendment to the 1999 Stock Incentive Plan to increase the number of shares available under the plan by an aggregate of 3,000,000 in 2006 and by an additional 3,000,000 shares in May 2007, resulting in a collective increase to the total number of shares to be issued during the life of the Plan to 21,822,642 shares as of May 2007.

On June 1, 2006, the Board of Directors of the Company approved an amendment to the Company’s 2004 Stock Inducement Award Plan (the “Plan”) to increase to the number of shares of the Company’s common stock authorized for issuance thereunder by 4,000,000, resulting in an increase to the total number of shares to be issued during the life of the Plan to 5,000,000 shares.

As of September 30, 2006, our ESPP allowed for the issuance of approximately 3.0 million shares of our common stock. 281,439 shares and 453,526 shares were issued under the ESPP during our quarters ended June 30, 2006 and June 30, 2005. Further increases in shares reserved for issuances under our ESPP are subject to approval by a vote of the shareholders. For the nine months and quarter ended September 30, 2006 the total compensation cost related to ESPP was $1.7 million and $0.6 million, respectively.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the nine months and third quarter ended September 30, 2005, assuming we applied the fair value recognition provisions of SFAS 123 prior to adoption of SFAS 123(R) on January 1, 2006, (in thousands, except per share) to our 2005 results of operations:

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss attributable to common stockholders:
As reported	$(8,400)	$(22,686)
Add: Stock-based compensation expense included in reported net loss	984	3,025
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(3,533)	(8,688)

Pro forma	$(10,949)	$(28,349)

Net loss attributable to common stockholders per share—basic and diluted:
As reported	$(0.15)	$(0.42)

Pro forma	$(0.20)	$(0.52)

Note 3. Equity—Secondary Offering and Conversion of Preferred Stock

During May 2006 the Company completed a public offering of 4,114,850 shares of common stock for gross proceeds of approximately $87.5 million. In connection with the offering, a selling shareholder also sold 4.0 million shares, one executive officer sold 53,000 shares, and several officers of the Company exercised options resulting in the issuance of 645,000 shares of common stock also sold in the offering. The Company’s costs for underwriting were approximately $4.1 million. The Company also paid accounting, legal and other related costs of the offering estimated at approximately $0.6 million; total underwriting and other transaction costs were $4.7 million. Of these costs, approximately $4.4 million relate directly to the sale of the Company’s shares and are netted against the proceeds resulting in net proceeds of $83.1 million. The Company expensed the costs paid on behalf of the selling shareholder and officers of approximately $0.3 million.

On June 6, 2006, the Series B Preferred Stock previously issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P. (“TCV”) automatically converted to common shares. Pursuant to the terms of the Certificate of Designation of Series B Convertible Preferred Stock, the Preferred Stock issued to TCV would automatically convert to common stock, and any unpaid dividends would be issued in common stock if, at any time after January 5, 2005, the Company’s common stock closing price equaled or exceeded $13.81 for 90 consecutive trading days. Pursuant to these terms, on June 6, 2006, 651,749 shares of Series B Preferred Stock plus accrued dividends converted into 6,579,993 shares of our common stock. The preferred stock conversion was calculated at a 1:10 ratio in accordance with the convertible preferred stock agreement. The dividend was converted to common stock at per common stock share value of $23.651 calculated per the Certificate of Designation, resulting in the issuance of 62,503 shares of common stock.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 4. Other Intangible Assets

The following is a summary of intangible assets, net (in thousands):

	As of
	September 30, 2006	December 31, 2005
Intangible assets, net
Existing technology	$76,900	$76,900
Less: Accumulated amortization	(29,192)	(21,231)

	$47,708	$55,669

The amortization of intangible assets for our quarters ended September 30, 2006 and September 30, 2005 was $2.7 million for each quarter. The amortization of intangible assets for each of the nine months ended September 30, 2006 and September 30, 2005 was $8.0 million. The amortization of intangible assets was related to the development of our core and product technology intangible assets being amortized on a straight-line basis over the estimated useful lives ranging from 5 to 9 years.

Note 5. Income Taxes

We recorded a provision for income taxes for the third quarter and nine months ended September 30, 2006 of $0.5 million and $2.9 million, respectively. Included in our provision for income taxes are U.S. tax expense of $0.4 million and $2.3 million for our quarter and nine months ended September 30, 2006, and foreign income tax expense of $0.1 million and $0.6 million respectively. For the same period ended September 30, 2005, no U.S. income tax expense or benefit was recorded for the third quarter or for the nine months, and foreign tax expenses (benefits) were ($0.1) and $0.2 million for the third quarter and nine months ended September 30, 2005. The foreign tax expense resulted from business activities that we conduct in various taxable jurisdictions in which we operate. Due to our history of cumulative operating losses and after considering all available objective evidence, we recorded a full valuation allowance for our net deferred tax assets for our quarters ended September 30, 2006 and September 30, 2005.

In the event that we determine that we will be able to realize some or all of our deferred tax assets in the future, a reduction in our valuation allowance for deferred tax assets would result in a tax benefit. We would record such tax benefit either as a reduction of goodwill (to the extent the deferred tax assets related to our fresh start accounting) or as a reduction of income tax expense in the period such determination is made.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 6. Balance Sheet Components (in thousands):

	As of September 30, 2006	As of December 31, 2005
Cash and cash equivalents:
Money market accounts	$161,530	$18,039
Interest bearing accounts	8,515	10,724
Non interest bearing checking accounts	5,954	15,001

Total	$175,999	$43,764

Inventories:
Raw materials and work in progress	$287	$1,975
Finished assemblies	8,742	12,160

Total inventories	9,029	14,135

Property and equipment, net:
Machinery and computer equipment	$31,995	$23,521
Software	8,440	7,260
Leasehold improvements	4,905	4,457
Spares	7,049	5,318
Furniture and fixtures	1,765	840

Total property and equipment	54,154	41,396
Less: Accumulated depreciation and amortization	(32,336)	(24,452)

Total property and equipment, net	$21,818	$16,944

Accrued liabilities:
Accrued compensation	$10,465	$5,177
Accrued inventory related commitments	2,283	2,283
Accrued warranty allowance	1,929	1,471
Accrued sales and other tax liabilities	2,869	3,064
Other	3,338	2,764

Total accrued liabilities	$20,884	$14,759

Note 7. Credit Facility

During the quarter ended September 30, 2006, we signed a letter of credit discounting agreement with a bank. Under the terms of the agreement, we may present to the bank certain letters of credit to be purchased by the bank at a discounted interest rate. There are no financial covenants under this agreement.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss	$(2,389)	$(8,400)	$(6,858)	$(22,686)
Change in unrealized translation gain (loss) on investments	—	115	—	(59)
Cumulative translation adjustments	(198)	696	216	390

Comprehensive loss	$(2,587)	$(7,589)	$(6,642)	$(22,355)

Note 9. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator:
Net loss attributable to common stockholders	$(2,389)	$(8,400)	$(6,858)	$(22,686)

Denominator for basic and diluted calculations:
Weighted average common shares outstanding	69,253	54,649	62,387	54,081

Loss per share—basic and diluted	$(0.03)	$(0.15)	$(0.11)	$(0.42)

On June 6, 2006, the Series B Preferred Stock previously issued and sold to TCV automatically converted to common shares. Pursuant to the terms of the Certificate of Designation of Series B Convertible Preferred Stock, the Preferred Stock issued to TCV would automatically convert to common stock, and any unpaid dividends would be issued in common stock if, at any time after January 5, 2005, the Company’s common stock closing price equaled or exceeded $13.81 for 90 consecutive trading days. Pursuant to these terms, on June 6, 2006, 651,749 shares of Series B Preferred Stock plus accrued dividends converted into 6,579,993 shares of our common stock. The preferred stock conversion was calculated at a 1:10 ratio in accordance with the convertible preferred stock agreement. The dividend was converted to common stock at per common stock share value of $23.651 calculated per the Certificate of Designation, resulting in the issuance of 62,503 shares of common stock.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The following equity instruments have been excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive (in thousands):

	As of
	September 30, 2006	September 30, 2005
Options to purchase common stock at an average exercise price of $11.46 and $5.27 per share, respectively	13,524	10,996
Series B Convertible Preferred Stock (at one for ten conversion ratio)	—	6,517
Warrants to purchase common stock at exercise price of $5.00 per share	4,160	4,929
Warrants to purchase common stock at exercise price of $9.50 per share	3,433	3,443
Estimated shares issued under the ESPP	279	719

Total	21,396	26,604

Note 10. Commitments and Contingencies

Inventory Commitments

In addition to amounts accrued in the consolidated financial statements, we have noncancellable purchase commitments with contract manufacturers and suppliers of $46.0 million as of September 30, 2006.

Leases

We lease office space and equipment under non-cancelable operating leases with various expiration dates through 2011. Certain of the facilities leases have renewal options exercisable by the Company only. The terms of certain of the facilities leases include annual rent increases. We recognize rent expense on a straight-line basis over the lease period. Rental expense for the nine months ended September 30, 2006 and September 30, 2005 was $2.9 million, and $2.1 million, respectively. Rental expense for our quarters ended September 30, 2006 and September 30, 2005 was $1.1 million, and $0.7 million, respectively. During the second quarter of 2006, the landlord exercised their option to extend the lease of our corporate headquarters by two years until October 31, 2008. Lease payments on the extension will remain the same through October 31, 2007 and then increase by approximately 8% for the second year. We also leased additional space in another facility in San Jose, California beginning June 1, 2006 until October 31, 2008.

In connection with the original lease of our corporate headquarters in 2004, we issued two warrants to the landlord, each to purchase 677,452 shares of our common stock at $5.00 and $9.50 per share. The warrants were valued using the Black-Scholes option-pricing model, establishing a value of $5.4 million, which has been recorded as a deferred charge and is being amortized over the life of the original lease ending October 31, 2006. During the first quarter of 2006, the holder of the warrants initially issued to the landlord exercised all of the $5.00 warrants resulting in a net issuance of 505,000 shares of common stock. This exercise was settled using a net settlement method, whereby the cash value owed to us for the exercise of the 677,452 warrants was settled through a reduction in the issuance of our common stock to the warrant holder by the fair value of our common stock at the time of exercise.

During the third quarter of 2006, we entered into a capital lease for certain computer hardware and software for $0.3 million. In conjunction with the new capital lease, we received credit for the assets associated with the previous capital lease to be returned during the third quarter of 2006 in exchange for the elimination of the remaining amounts owed of $0.2 million. We made payments of $0.1 million and $0.5 million on capital leases during the third quarter and first nine months of 2006.

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Gross future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Remaining 2006	$79	$916
2007	317	3,369
2008	161	3,231
2009 and after	—	1,337

Total minimum lease payments	$557	$8,853

Less: current portion	(317)

Non current portion of capital lease obligations	$240

Legal Proceedings

Stock Option Inquiry

On June 30, 2006, we announced that we received an informal request from the Securities and Exchange Commission (SEC) and a subpoena from the United States Attorney for the Northern District of California (DOJ) with respect to our stock option grant practices. We are cooperating with the Securities and Exchange Commission and with the United States Attorney’s office. A special committee of our Board of Directors has conducted an independent investigation into these matters. The committee has been assisted in its review by independent counsel. The special committee has completed its review and has reported the findings of its independent investigation to the Audit Committee of the Company’s Board of Directors. Based upon the review, the independent investigation did not find any evidence of intentional backdating of stock option grants or manipulation of stock option grant dates and did not find evidence of any material matter relating to the current financial statements of the Company subsequent to the Company’s emergence from bankruptcy on January 3, 2004.

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

Based on the findings of the independent investigation, the Company has determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods prior to the Company’s emergence from bankruptcy, because the Company had cumulative net losses of approximately $5.4 billion for the period from 2000 through 2003 and the total unrecorded noncash compensation charge relating to such grants totaled approximately $113 million. Substantially all of this charge relates to the year 2000. Most of the options subject to this charge were never exercised and were cancelled and repriced in 2001. Also, primarily as a result of the cancellation of the Company’s then-outstanding stock options

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

and the Company’s adoption of fresh start accounting pursuant to the bankruptcy proceedings in January 2004, the Company has determined that there is no material accounting or tax impact relating to stock option grants that were issued in the pre-bankruptcy period on the Company’s financial statements for periods after the Company’s emergence from bankruptcy. With respect to grants issued after the Company emerged from bankruptcy on January 3, 2004, the Company has also determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods after the Company emerged from bankruptcy. The Company has determined that the cumulative unrecorded non-cash stock compensation expense resulting from the errors described above for the grants during the post-bankruptcy period is $0.2 million, and the Company has reflected this charge in its financial statements for the quarter ended June 30, 2006. Expenses related to the investigation incurred as of September 30, 2006 are approximately $0.8 million.

From the individual employee’s personal standpoint, the potential personal tax consequences to the employee arising from these grants are not yet determinable, including without limitation the potential impact of Internal Revenue Code section 409A. For example, the IRS has not yet issued final guidance as to how it will administer certain applicable tax provisions, including without limitation penalty provisions, of Internal Revenue Code section 409A. In addition, the Company has not yet determined if it will reimburse employees for any applicable Internal Revenue Code section 409A penalty tax, if any. On October 13, 2006, the Company received a written inquiry from the Internal Revenue Service regarding possible tax implications of the Company’s stock option granting practice. The inquiry is primarily focused on the Company’s named executive officers and the 2004 tax period. The Company is currently in the process of responding to this inquiry.

We have presented the findings of the special committee’s independent investigation to the SEC and DOJ. We can provide no assurance that the SEC and DOJ will agree with our conclusions.

Litigation

On December 15, 2003, the first of several putative class action complaints, Robert W. Baker, Jr., et al. v. Joel M. Arnold, et al., No. C-03-5642 JF, was filed in the United States District Court for the Northern District of California. At least ten nearly identical complaints were filed in the same court. All of the complaints eventually were consolidated into a single consolidated complaint. Plaintiffs have amended the consolidated complaint several times. Two of plaintiffs’ amendments of the consolidated complaint came in response to orders by the Court granting defendants’ motions to dismiss earlier versions of the consolidated complaint and allowing plaintiffs leave to amend. The current version of the consolidated complaint is the Fourth Amended Consolidated Complaint, which was filed on May 19, 2006. The Fourth Amended Consolidated Complaint names 12 of our current and former officers and directors as defendants. We are not named as a defendant. The complaint asserts claims on behalf of all purchasers of our shares of common stock from November 27, 1999 through October 10, 2003. The complaint purports to allege violations of the federal securities laws in connection with the alleged failure to timely disclose information primarily relating to certain alleged transactions between us and Qwest Communications International, Inc. The complaint seeks damages in an unspecified amount. On July 10, 2006, the defendants filed a motion to dismiss the Fourth Amended Consolidated Complaint. The Court heard arguments on the motion to dismiss on September 15, 2006. The Court has not yet issued a ruling on the motion to dismiss. Although no relief is sought directly from us, we may have indemnification obligations with regard to claims asserted in these actions against our officers and directors.

On November 3, 2003, we filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code and emerged from bankruptcy on January 3, 2004. The petition was filed with the United States Bankruptcy Court for the District of Delaware (the Bankruptcy Court). The petition was filed solely with respect to us and did not include any of our subsidiaries. We have examined the claims asserted against us in our Chapter 11 case. Claims that were deemed allowed pursuant to the plan of reorganization, which was approved

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

by the Bankruptcy Court on December 19, 2003 (the Plan), were treated in accordance with the provisions thereof. To the extent that we disputed any of the claims asserted against us, we were authorized to file an objection to such claims. We filed five omnibus objections to claims in the Bankruptcy Court pursuant to which it sought to reduce and/or disallow certain proofs of claim filed in our Chapter 11 case. We have resolved substantially all of the disputed proof of claims filed in the bankruptcy proceeding.

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

Note 11. Segment Information:

Net revenue and net long-lived assets classified by major geographic areas in which we operate were as follows (in thousands):

	Quarter ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net revenue:
Americas	$26,215	$16,624	$101,330	$37,977
EMEA	30,424	7,661	60,012	36,213
Asia-Pacific	14,271	12,146	35,649	31,087

Total	$70,910	$36,431	$196,991	$105,277

REDBACK NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

	As of September 30, 2006	As of December 31, 2005
Net long-lived assets:
United States	$20,083	$15,729
Canada	1,271	846
Other	464	369

Total	$21,818	$16,944

Revenue in the Americas region (which includes the United States, Canada, Mexico and Latin America) for the quarters ended September 30, 2006 and 2005 includes $25.8 million and $16.0 million, respectively, of revenue derived from the United States. For the nine months ended September 30, 2006 and 2005, revenue in the Americas region includes $99.6 million and $37.2 million, respectively, of revenue derived from the United States.

Our products are grouped into two product lines: SmartEdge and SMS product lines. The SmartEdge product line includes the SmartEdge 800, the SmartEdge 400, and the SmartEdge 100 products and the NetOp software products. The SMS product line includes the SMS 1800, SMS 1800 SL, SMS 10000 and the SMS 10000 SL products. Presented below are our sales by product lines (in thousands):

	Quarter ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
SmartEdge product line	$36,780	$22,117	$125,070	$59,479
SMS product line	$25,290	$8,127	$48,978	$27,729

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

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our product and marketing strategy; our expectation of continued growth in total revenue; our expectation that our SmartEdge product line will continue to represent the majority of our revenue in the future; our expectation that our customers will discontinue use of our SMS products in favor of our SmartEdge products; predictions regarding the expected growth of the broadband and DSL (digital subscriber line) market; the expectation that telecommunications service providers will upgrade their networks to next generation networks in order to offer triple play (voice, video and data) services and the expected revenue opportunity for our SmartEdge line of products as a result of such growth; our expectations regarding future consolidation in the telecommunications industry; our expected gross margins and our ability to increase them; our belief that cash and cash equivalents will be sufficient to fund our operations in the future; our future research and development and selling, general and administrative expenses; our expectation of investing cash equivalents: our expectation that inventory generally will increase to support anticipated product shipments: our expectation of leasing additional space to accommodate growth; our expectations regarding the results and conclusions of the investigation into our stock option grant practices including our belief that there is no material impact on our financial statements or our results of operations; our estimated future capital expenditures; our expectations about our ability to realize certain tax benefits (our “deferred tax assets”); our expectations regarding future amortization of our intangible assets; our future investments of cash and resulting impact on liquidity; and our expectation regarding the outcome of pending litigation. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of our senior management. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Therefore, these forward-looking statements should be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to us or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this report.

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

Our products consist of the SmartEdge and SMS product families, which are designed to enable our customers to build an intelligent, subscriber aware, broadband infrastructure, creating a robust environment for adding and managing differentiated IP services, on a user-by-user basis.

Our SmartEdge family of products combines highly scalable carrier-class edge routing, Ethernet aggregation, and advanced subscriber management. Our SmartEdge Operating System (SEOS) provides capabilities that allow our products to aggregate and manage broadband subscriber connections and enable advanced communications service delivery. Our modular Operating System architecture is designed to heighten reliability and enable binding of any user connection to any service, further simplifying service provisioning.

We believe that we have a significant revenue opportunity in the short to medium term as our customers, primarily telecommunications service providers, upgrade their existing networks to next generation networks that can provide triple play services. Current networks cannot efficiently provide triple play services, and need to be expanded to support the increased demand for DSL service that consumers are driving. Our SmartEdge family of products is positioned to allow our customers to support both the increase in demand for DSL service and to scale to provide additional services, such VoIP, IPTV, and VOD. While DSL service growth could still drive revenue growth in our business, it is the expansion of services offered by our customers that presents the majority of the opportunity for significant revenue growth in the short to medium term future.

The following is a summary of certain events and transactions in our first nine months and third quarter of 2006. The events outlined in this summary are more fully described elsewhere in this document or in previous filings with the SEC.

•	Our net revenue increased 87% to $197.0 million in the first nine months of 2006 from $105.3 million in the first nine months of 2005. The net revenue increase was primarily related to greater sales volume of the SmartEdge family of products, including SmartEdge 400 and 800 products, particularly within our Americas market. Our SmartEdge revenue increased 110 % to $125.1 million during the first nine months of 2006 while our SMS revenue increased 77% to $49.0 million from the first nine months of 2005. Sales improved during the third quarter of 2006 compared to the third quarter of 2005 by 95% to $70.9 million from $36.4 million for the third quarter of 2005.

•	During the third quarter of 2006, gross margin increased to 58% from 49% over the third quarter of 2005. Our gross margin improved during the first nine months of 2006 to 57% from 52% during the first nine months of 2005 primarily due to increased sales of SMS products, the spread of fixed costs over greater sales volume and improved margins on our service business.

•	As of September 30, 2006, we had $176.0 million in cash and cash equivalents. This was an increase of approximately $132.2 million compared to the balance as of December 31, 2005 of $43.8 million. The increase was primarily due to cash provided by the issuance of 4,114,850 shares of common stock for $83.1 million in May of 2006, net of transactions costs, and cash provided by operating activities of $44.1 million for the first nine months of 2006 offset by the purchases of property and equipment totaling approximately $7.1 million for the first nine months of 2006.

•

On June 30, 2006, we announced that we received an informal request from the Securities and Exchange Commission (SEC) and a subpoena from the United States Attorney for the Northern District of California (DOJ) with respect to our stock option grant practices. We are cooperating with the Securities and Exchange Commission and with the United States Attorney’s office. A special committee of our Board of Directors has conducted an independent investigation into these matters. The committee has been assisted in its review by independent counsel. The special committee has completed its review and has reported the findings of its independent investigation to the Audit Committee of the Company’s Board of Directors. Based upon the review, the independent investigation did not find any evidence of intentional backdating or manipulation of stock option grant dates and did not find evidence of any material matter relating to the current financial statements of the Company subsequent to the Company’s emergence from bankruptcy on January 3, 2004.

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

Based on the findings of the independent investigation, the Company has determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods prior to the Company’s emergence from bankruptcy, because the Company had cumulative net losses of approximately $5.4 billion for the period from 2000 through 2003 and the total unrecorded noncash compensation charge relating to such grants totaled approximately $113 million. Substantially all of this charge relates to the year 2000. Most of the options subject to this charge were never exercised and were cancelled and repriced in 2001. Also, primarily as a result of the cancellation of the Company’s then-outstanding stock options and the Company’s adoption of fresh start accounting pursuant to the bankruptcy proceedings in January 2004, the Company has determined that there is no material accounting or tax impact relating to stock option grants that were issued in the pre-bankruptcy period on the Company’s financial statements for periods after the Company’s emergence from bankruptcy.

With respect to grants issued after the Company emerged from bankruptcy on January 2, 2004, the Company has also determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods after the Company emerged from bankruptcy. The Company has determined that the cumulative unrecorded non-cash stock compensation expense resulting from the errors described above for the grants during the post-bankruptcy period is $0.2 million and the Company has reflected this charge in its financial statements for the quarter ended June 30, 2006. Expenses related to the investigation incurred as of September 30, 2006 are approximately $0.8 million.

From the individual employee’s personal standpoint, the potential personal tax consequences to the employee arising from these grants are not yet determinable, including without limitation the potential impact of Internal Revenue Code section 409A. For example, the IRS has not yet issued final guidance as to how it will administer certain applicable tax provisions, including without limitation penalty provisions, of Internal Revenue Code section 409A. In addition, the Company has not yet determined if it will reimburse employees for any applicable Internal Revenue Code section 409A penalty tax. On October 13, 2006, the Company received a written inquiry from the Internal Revenue Service regarding possible tax implications of the Company’s stock option granting practice. The inquiry is primarily focused on the Company’s named executive officers and the 2004 tax period. The Company is currently in the process of responding to this inquiry.

We have presented the findings of the special committee’s independent investigation to the SEC and DOJ. We can provide no assurance that the SEC and DOJ will agree with our conclusions

Results of Operations

The following table provides statement of operations data and the percentage change from prior year:

	Quarter Ended September 30, 2006	% change	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	% change	Nine Months Ended September 30, 2005
Statement of Operations Data:
Net revenues:
Product revenue	$62,070	105%	$30,244	$174,048	100%	$87,208
Service revenue	8,840	43%	6,187	22,943	27%	18,069

Total net revenue	70,910	95%	36,431	196,991	87%	105,277
Product cost of revenue	24,259	79%	13,556	68,759	92%	35,900
Service cost of revenue	3,109	45%	2,149	8,278	28%	6,453
Amortization	2,706	(1)%	2,726	8,122	(1)%	8,170

Total cost of revenue	30,074	63%	18,431	85,159	69%	50,523

Gross profit	40,836	127%	18,000	111,832	104%	54,754

Operating expenses:
Research and development	22,694	57%	14,428	59,985	36%	44,254
Selling, general and administrative	22,172	98%	11,192	59,632	84%	32,329

Total operating expenses	44,866	75%	25,620	119,617	56%	76,583

Loss from operations	(4,030)	(47)%	(7,620)	(7,785)	(64)%	(21,829)

Other income, net:
Interest and other income, net	2,105	(411)%	(677)	4,111	(2,334)%	(184)

Total other income, net	2,105	(411)%	(677)	4,111	(2,334)%	(184)

Loss before provision for income taxes	(1,925)		(8,297)	(3,674)		(22,013)

Provision for income taxes	464		(52)	2,915		212

Loss before deemed dividend and accretion on redeemable convertible preferred stock	(2,389)	(71)%	(8,245)	(6,589)	(70)%	(22,225)
Deemed dividend and accretion on preferred stock	—	(100)%	(155)	(269)	(42)%	(461)

Net loss attributable to common stockholders	$(2,389)	(72)%	$(8,400)	$(6,858)	(70)%	$(22,686)

Total Net Revenue.    The following table compares product and service revenue in absolute dollars and as a percentage of total revenue (in thousands):

	Quarter ended
	September 30, 2006	% of Revenue	September 30, 2005	% of Revenue
Net Revenue:
Product revenue	$62,070	88%	$30,244	83%
Service revenue	8,840	12%	6,187	17%

Total net revenue	$70,910	100%	$36,431	100%

	Nine Months ended
	September 30, 2006	% of Revenue	September 30, 2005	% of Revenue
Net Revenue:
Product revenue	$174,048	88%	$87,208	83%
Service revenue	22,943	12%	18,069	17%

Total net revenue	$196,991	100%	$105,277	100%

During our third quarter of 2006, our SmartEdge revenue increased 66% to $36.8 million while our SMS revenue increased approximately 211% to $25.3 million compared to the third quarter of 2005. The increase in SmartEdge revenue primarily resulted from greater sales volume of the SmartEdge family of products. The increase in SMS revenue is substantially due to purchases from two customers. Our total net revenue increased $91.7 million or 87% to $197.0 million in the first nine months of 2006 from $105.3 million in the first nine months of 2005. The total net revenue increase for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily related to the $65.6 million increase in product revenue for our SmartEdge family of products, representing a 110% increase. The increase in SMS revenue primarily occurred from existing SMS customers. In the short term, we may continue to see significant revenue from SMS sales; however, we do expect such revenue to decline in the long term as customers switch to SmartEdge products. For the quarter ended September 30, 2006, three customers accounted for 25%, 12% and 10% of our total revenue, respectively. For the quarter ended September 30, 2005, four customers accounted for 18%, 13%, 12% and 12% of our total revenue, respectively. During the nine months ended September 30, 2006, two customers accounted for 21% and 20% of our total revenue, respectively. During the nine months ended September 30, 2005, two customers accounted for 13% and 12% of our total revenue, respectively.

Service revenue increased $2.7 million or 43% during the third quarter of 2006 compared to the third quarter of 2005. The increase during the third quarter of 2006 compared to the third quarter of 2005 is primarily due to the increase in the installed base. Service revenue increased 27% to $22.9 million in the first nine months of 2006 from $18.1 million in the first nine months of 2005. The increase of $4.8 million in absolute dollars was attributable primarily to the increase in our installed base of customers.

The following table shows total net revenue (in thousands) and by percentage of net revenue by geographic market:

	Quarter Ended September 30, 2006		Quarter Ended September 30, 2005
	$	%	$	%
Net revenue:
Americas	$26,215	37%	$16,624	46%
Europe, Middle East and Africa	30,424	43%	7,661	21%
Asia-Pacific	14,271	20%	12,146	33%

	$70,910	100%	$36,431	100%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	$	%	$	%
Net revenue:
Americas	$101,330	52%	$37,977	36%
Europe, Middle East and Africa	60,012	30%	36,213	34%
Asia-Pacific	35,649	18%	31,087	30%

	$196,991	100%	$105,277	100%

Total revenue for the third quarter of 2006 compared to third quarter of 2005 increased $34.5 million or 95%. The increase in sales for the third quarter of 2006 compared to the third quarter of 2005 was primarily due to higher demand for SmartEdge products with sales of SmartEdge products increasing by 66% or $14.7 million, and an increase in SMS sales by 211% or $17.2 million. The growth in SMS sales is a result of strong demand in the broadband market driven by subscriber growth and increased bandwidth requirements. This growth in turn increases demands on current first generation DSL networks that are supported by our SMS products. A substantial portion of the increased sales of SmartEdge equipment in the third quarter of 2006 compared to the third quarter of 2005 is due to sales to customers within EMEA. Revenue from EMEA increased by $22.8 million or 297% during the third quarter of 2006 compared to the third quarter of 2005, and revenue for Asia-Pacific during the third quarter of 2006 increased $2.1 million or 18% compared to the third quarter of 2005. Revenue in the Americas region increased by $9.6 million or 58% when compared to the third quarter of 2005, primarily due to the increase in SMS sales to customers within the Americas for the reason described above.

Revenue in the Americas region (which includes the United States, Canada, Mexico and Latin America) increased by $63.4 million or 167% in our first nine months of 2006 when compared to our first nine months of 2005, primarily due to higher demand for SmartEdge equipment, the increased sales to BellSouth and the increased demand for SMS products. Revenue from international regions as a group accounted for 49% and 65% in the first nine months of 2006 and 2005, respectively. Revenue from international regions, as a percentage of total net revenue in our first nine months of 2006, decreased by 16% compared to our first nine months of 2005, due to the high growth rate of revenue in the Americas. Revenue from Asia-Pacific in the first nine months of 2006 increased by $4.6 million, when compared to the first nine months of 2005 primarily due to broad based growth within the China market and to a lessor degree, growth along our existing customer base in other Asian countries. Revenue from EMEA in the first nine months of 2006 increased by $23.8 million compared to the first nine months of 2005 primarily due to higher sales volume of our SmartEdge products and an increase in SMS product sales during the third quarter of 2006.

Our ability to predict the timing of future revenue is dependent on the timing of our securing contractual commitments from our customers. For our customers, such timing is driven, among other factors, by availability of budget spending and timing of plans to deploy IP-based networks to deliver Triple Play services. In addition, the timing of our customers’ buying decisions may be impacted by the pending mergers or other industry consolidation efforts affecting such customers.

Gross Profit.    The following table shows product and service gross profit in absolute dollars and as a percentage of total net revenue (in thousands):

	Quarter Ended September 30, 2006	% of revenue	Quarter Ended September 30, 2005	% of revenue
Cost of revenue:
Product	$24,259	34%	$13,556	37%
Service	3,109	4%	2,149	6%
Amortization	2,706	4%	2,726	7%

Total cost of revenue	30,074	42%	18,431	51%

Gross profit	$40,836	58%	$18,000	49%

	Nine Months Ended September 30, 2006	% of revenue	Nine Months Ended September 30, 2005	% of revenue
Cost of revenue:
Product	$68,759	35%	$35,900	34%
Service	8,278	4%	6,453	6%
Amortization	8,122	4%	8,170	8%

Total cost of revenue	85,159	43%	50,523	48%

Gross profit	$111,832	57%	$54,754	52%

Our cost of product revenue consists primarily of amounts paid to third-party contract manufacturers, material, labor, manufacturing overhead, freight, warranty costs, and provisions for excess and obsolete inventory. Gross profit as a percentage of net revenue improved nine percentage points in our third quarter of 2006 compared to our third quarter of 2005. The improvement is primarily due to the spread of fixed cost over higher sales volume. In addition, the improved gross profit was substantially influenced by the increased sales of SMS products during the third quarter of 2006 as our SMS product is relatively mature and has higher gross margins than our newer SmartEdge product lines. Gross profit as a percentage of net revenue, improved five percentage points in our first nine months of 2006 compared to our first nine months of 2005. The gross margin improvement was attributable primarily to the spread of fixed cost over higher sales volume. In addition, our gross margins on our SmartEdge product lines vary by the geographical region in which the products are sold due to the varying degrees of competitive pressure within each region. Accordingly, as we continue to transition our mix from our SMS product line to our SmartEdge product lines, our ability to increase gross margins will be affected by our SMS sales during any given quarter and the geographical distribution of our SmartEdge sales.

	Quarters ended September 30, 2006	Quarters ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Product Gross Profit (including amortization of intangibles)
Product revenue	$62,070	$30,244	$174,048	$87,208
Cost of product revenue	24,259	13,556	68,759	35,900
Amortization	2,680	2,690	8,042	8,066

Product gross profit	$35,131	$13,998	$97,247	$43,242

Percentage of product revenue	57%	46%	56%	50%

Our product gross margin including amortization of intangibles increased approximately 11 percentage points in our third quarter of 2006 compared to our third quarter of 2005 primarily due to increased sales of SMS products and due to the spread of amortization over higher sales volume. The increase in product gross margin was partially offset by an increase in stock-based compensation of $0.3 million and an increase in the provision for excess and obsolete inventory reserves of $0.6 million. Our product gross margin including amortization of intangibles increased approximately six percentage points in our first nine months of 2006 compared to our first nine months of 2005 primarily due to the increase in SMS revenue and due to the spread of amortization over higher sales volume. This increase was partially offset by an increase in stock based compensation of $0.6 million in our first nine months of 2006 compared to the first nine months of 2005 and an increase in the provision for excess and obsolete reserves of $1.9 million.

	Quarters ended September 30, 2006	Quarters ended September 30, 2005	Nine Months ended September 30, 2006	Nine Months ended September 30, 2005
Service Gross Profit (including amortization of intangibles)
Service revenue	$8,840	$6,187	$22,943	$18,069
Cost of service revenue	3,109	2,149	8,278	6,453
Amortization	26	36	80	104

Service gross profit	$5,705	$4,002	$14,585	$11,512

Percentage of service revenue	65%	65%	64%	64%

Our cost of services is derived primarily from providing support under customer support contracts. These costs include repair and freight costs, labor, overhead and cost of spares used in providing support for customers under service contract. Our service gross margin, including amortization of intangibles, was flat during our third quarter of 2006 compared to our third quarter of 2005. Improvement to the service gross profit during the quarter from increased sales over fixed costs was offset from a charge for stock-based compensation of $0.2 million. Our service gross margin, including amortization of intangibles was flat for our first nine months of 2006 compared to our first nine months of 2005. Improvement to the service gross profit during the quarter from increased sales over fixed costs was offset from a charge for stock-based compensation of $0.5 million in 2006.

Amortization expense is primarily attributable to amortization of core technology and product technology intangible assets recorded upon adoption of fresh-start accounting following our emergence from bankruptcy proceedings in January 2004. Total amortization expense for the quarters ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005, which is recorded in cost of revenue, was approximately $2.7 million for each of the quarters ended September 30, 2006 and 2005 and $8.1 million for each of the nine month period ended September 30, 2006 and 2005.

We expect the future period amortization of intangible assets as of September 30, 2006 to be as follows (in thousands):

Estimated Amortization of Intangible Assets
Remaining 2006	$2,654
2007	10,615
2008	10,615
2009	9,706
2010 and after	14,118

Total amortization of intangible assets	$47,708

On a forward-looking basis, we will continue to strive to improve our gross margins over the long term by continuing to seek to (1) effect product cost reductions from our contract manufacturer; and (2) spread our fixed overhead costs such as manufacturing and service organization spending over a higher assumed product sales volume. However, our plan to improve our gross margin in the future is subject to a number of potential risks including but not limited to the following:

•	Continued competitive pressure on our SmartEdge sales.

•	Potential higher charges from our contract manufacturer if price for parts increase, if shortages require premium charges, if product lead times increase, or if we are unsuccessful in renegotiations for continuing discounts and cost reductions. Parts shortages may occur if market demand increases. Shortages in components used by multiple manufacturers may increase the lead-time for our contract manufacturer as well as other distributions.

•	If our overall sales volume is lower than expected, our cost of goods sold would be higher and our internal costs would be absorbed at a lower revenue level, thus reducing the gross profit per unit.

•	If we fail to match our production with expected demand, we may incur additional charges for excess and obsolete inventory or higher production costs for placement of rushed orders.

•	Potential increase in the expected rate of decline in our SMS product line, which has higher profit margins than our SmartEdge product line at the present time.

•	Potential increases in inventory reserves as our purchase commitments increase in terms of dollars and lead times increase in order to meet inventory available commitments.

Operating Expenses

Research and Development (R&D)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
R&D expense	$22,694	$14,428	$59,985	$44,254
Percentage of total revenue	32%	40%	30%	42%

Our research and development expenditures include salary-related expenses and stock-based compensation for our engineering staff, contract R&D with third parties, costs for engineering equipment and prototypes, depreciation of property and equipment, costs for operating leases and other departmental expenses. Our R&D expenditures increased in the third quarter of 2006 by $8.3 million or 57% to $22.7 million from $14.4 million from our third quarter of 2005. The increase in the third quarter of 2006 compared to the third quarter of 2005 is primarily due to increases in salary and related expenses of $3.5 million arising from additional headcount, an increase in stock-based compensation of $2.8 million and an increase in professional services of $0.5 million The increase in the third quarter of 2006 was partially offset by decreases in depreciation expense of $0.7 million. Our R&D expenditures increased $15.7 million or 36% to $60.0 million for our first nine months of 2006 from $44.3 million for our first nine months of 2005. The increase in our R&D expense for the first nine months ending September 30, 2006 compared to the first nine months ending September 30, 2005 was primarily due to increases in salary and related expenses of $7.5 million arising from additional headcount, an increase in stock-based compensation of $5.6 million and an increase in equipment and engineering-related testing and development expenses of $1.6 million, offset by decreases in professional services of $0.7 million and depreciation expense of $1.4 million. As we continue our product transition from SMS to our SmartEdge product line, we may be required to accelerate development activities to support the timing and nature of our customer deployment plans. We continue to evolve our existing product lines and develop new products. We continue to explore opportunities for offshore development to assist us in potentially reducing the financial impact of increased development activities. Given our increased development activities and increased headcount, we expect that our R&D expense most likely will increase in absolute dollars in future periods.

Selling, General and Administrative (SG&A)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
SG&A expense	$22,172	$11,192	$59,632	$32,329
Percentage of total revenue	31%	31%	30%	31%

Selling, general and administrative (SG&A) expenses include salaries and related costs for our non-engineering staff in sales, marketing, and administration, office, sales commissions, stock-based compensation, promotions and advertising, equipment related expenditures including depreciation of property and equipment, costs for operating leases and office supplies, and professional services including audit, tax, legal and non-engineering consulting fees. Our SG&A expenditures increased by $11.0 million or 98% to $22.2 million for our third quarter of 2006 from $11.2 million for our third quarter of 2005. SG&A expenditures as a percentage of net revenue was flat for the third quarter of 2006 compared to the third quarter of 2005. SG&A increased in absolute dollars in the third quarter of 2006 compared to the third quarter of 2005 due to a $4.0 million increase in salaries, commissions and related costs, due to higher revenue and increases in sales headcount, an increase in stock-based compensation of $3.9 million and an increase of $0.8 million for expenses related to the stock grant investigation.

Our SG&A expenditures increased by $27.3 million or 84% to $59.6 million for our first nine months of 2006 from $32.5 million for our first nine months of 2005. The increase in absolute dollars for the first nine months of 2006 compared to the first nine months of 2005 was primarily due to a $9.4 million increase in salary and related costs, including commission expenses, resulting from an increase in headcount, primarily of sales personnel, stock-based compensation of $6.9 million, professional services of $4.3 million, travel-related costs of $1.6 million resulting from increased sales activity, an increase in equipment-related expenses of $1.1 million and demonstration equipment of $1.1 million. In addition the period had an increase related to fees for printing, legal, accounting and other outside transaction costs from the secondary offering of common stock paid for by the company and allocated to the selling shareholders for $0.3 million. We expect that our SG&A expenses will increase in absolute dollars in future periods as we continue to increase our direct and indirect selling efforts to generate customer wins.

Other Income, net

Other income (expense), net, consists of interest income, realized gains and losses on foreign currency and other miscellaneous income and expense items. Details are as follows (in thousands):

	Quarter ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Interest income	$1,992	$156	$3,523	$489
Foreign currency gain (loss), net	$288	$(728)	285	(450)
Realized gains on sales of investments	—	—	619	—
Bank fees and other	(175)	(105)	(316)	(223)

Total	$2,105	$(677)	$4,111	$(184)

Interest income increased in our third quarter of 2006 due primarily to higher cash balances and higher applicable interest rates on our cash and cash equivalents compared to the same period in the previous year. Foreign exchange gains during our third quarter of 2006 were attributable to the strengthening of the US dollar against the Canadian dollar and the EURO prior to the implementation of our hedging program during the third quarter of 2006 compared to the same period in the previous year. Interest income increased in our first nine months of 2006 due primarily to higher cash balances and higher applicable interest rates on our cash and cash equivalents compared to the same period in the previous year. Realized gains on sales of investments during our first nine months of 2006 was from the sale of equity investments in the first quarter of 2006 that had previously been written off.

Provision for Income Taxes

We recorded a provision for income taxes for the third quarter and nine months ended September 30, 2006 of $0.5 million and $2.9 million, respectively. Included in our provision for income taxes are U.S. tax expense of $0.4 million and $2.3 million for our quarter and nine months ended September 30, 2006, and foreign income tax expense of $0.1 million and $0.6 million respectively. For the same period ended September 30, 2005, no U.S. income tax expense or benefit was recorded for the third quarter or for the nine months, and foreign tax expenses (benefits) were ($0.1) and $0.2 million for the third quarter and nine months ended September 30, 2005. The foreign tax expense resulted from business activities that we conduct in various taxable jurisdictions in which we operate. Due to our history of cumulative operating losses and after considering all available objective evidence, we recorded a full valuation allowance for our net deferred tax assets for our quarters ended September 30, 2006 and September 30, 2005.

In the event that we determine that we will be able to realize some or all of our deferred tax assets in the future, a reduction in our valuation allowance for deferred tax assets would result in a tax benefit. We would record such tax benefit either as a reduction of goodwill (to the extent the deferred tax assets related to our fresh start accounting) or as a reduction of income tax expense in the period such determination is made.

Deemed Dividend and Accretion on Preferred Stock

In January 2004, we issued and sold to TCV IV, L.P. and TCV IV Strategic Partners, L.P., at an aggregate purchase price of approximately $30.0 million, a total of 651,749 shares of our Series B Convertible Preferred Stock and warrants to purchase 1,629,373 shares of common stock at an exercise price of $5.00 per share. Before conversion of the Preferred Stock to common stock on June 6, 2006, TCV was entitled to receive a 2% semi-annual dividend payable, at our option, in cash or Preferred Stock, subject to certain conditions. The proceeds received from TCV were allocated to the Preferred Stock and the warrants on a relative fair value basis in accordance with Accounting Principals Board Opinion No. 14. For our first nine months of 2006 and 2005, we recorded $0.3 million and $0.5 million, respectively, for the 2% accumulated quarterly dividends. For the third quarters of 2006 and 2005 we recorded approximately zero and $0.2 million, respectively for the 2% accumulated quarterly dividends. The deemed dividend was settled in common stock of the Company upon the conversion of the preferred stock to common stock on June 6, 2006 (see Liquidity and Capital Resources for further explanation).

Liquidity and Capital Resources

As of September 30, 2006, we had $176.0 million in cash and cash equivalents. This was an increase of approximately $132.2 million compared to the balance as of December 31, 2005 of $43.8 million. The increase was primarily due to cash provided by the issuance of common stock of $83.1 million, net of transaction costs, cash provided by operating activities of $44.1 million and cash provided by the issuance of stock from the exercise of stock options and warrants of $12.0 million, offset by the purchases of property and equipment totaling approximately $7.1 million.

Cash provided by operating activities was $44.1 million for the first nine months of 2006, compared to cash used in operating activities of $2.5 million for first nine months of 2005. As a result of increased revenues, cash provided by operating activities improved in our first nine months of 2006 due in part to the $15.6 million reduction in the net loss before deemed dividend and accretion on preferred stock to $6.6 million from a net loss before deemed dividend and accretion on preferred stock of $22.2 million for our first nine months of 2005. Cash provided by operating activities for our first nine months of 2006 reflected non-cash charges of approximately $33.7 million (principally depreciation expense of $8.2 million, amortization of intangible assets and warrants of $9.4 million and stock-based compensation for $16.7 million) and net working capital changes of $17.0 million (principally resulting from increases in deferred revenue, accounts payable and accrued liabilities and partially offset by increases in inventories and accounts receivable). Cash used in operating activities in the nine months ended September 30, 2005 resulted primarily from our net loss before deemed dividend of $22.2 million, offset by depreciation of $10.6 million, amortization of intangibles of $8.0 million, amortization of the fair value of warrants issued in connection with a lease agreement of approximately $1.4 million, stock-based compensation expense of $3.0 million, and working capital changes of approximately $3.3 million.

The primary determinants of operating cash flow are revenues, the collection of accounts receivable and the timing of payments to our vendors and service providers. Cash collected from our accounts receivable increased primarily due to increased linearity of revenues in 2006, in contrast to 2005 which reflected our previous trend of a historically higher percentage of our shipments occurring in the last month of the quarter. We measure the effectiveness of our collections efforts by an analysis of the number of days our accounts receivable are outstanding. As of September 30, 2006 and September 30, 2005, our average day’s sales outstanding were 46 and 47 days, respectively. From time to time, if we believe it to be in our best interests to hold more cash, we may discount certain letters of credit from our customers under an arrangement with a bank whereby we assign the letter of credit to the bank in exchange for an advance from the bank of funds owed under the line of credit less applicable interest payments to the bank. For the quarters ended September 30, 2006 and 2005, we discounted $8.4 million and $4.6 million of letters of credits, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing, amount and geographic mix of our future revenue, payment terms on customer contracts and the effectiveness of our collection efforts. The increase in accounts payable was substantially less than the increase in sales due to inventory programs with our contract manufacturers and the linearity of shipments during the first nine months of 2006 compared to the same period in the prior year. Payables balances may fluctuate over time due to various factors including the linearity of shipments.

Our operating cash flow in the first nine months of 2006 was also positively impacted by a $6.0 million increase in deferred revenue. The increase in deferred revenue primarily resulted from deferred service revenue due to increased maintenance service contracts. Our cash flow in the first nine months of 2006 was negatively impacted by a $2.0 million increase in our inventory and a $2.8 million increase in accounts receivable. The increase inventories during the nine months ended September 30, 2006 was largely to support increased sales efforts and the increase in receivables was due to the increased sales and partially offset by an improvement in average days sales outstanding during the nine months ended September 30, 2006.

Cash used in investing activities was approximately $6.5 million for our first nine months of 2006, compared to $7.1 million used in our first nine months of 2005. Cash used in investing activities consisted of $7.1 million for capital expenditures, partially for R&D equipment to support our product development efforts, and was partially offset by $0.6 million from the gain on the sale of an investment. For the remainder of 2006, we expect to spend approximately $7.0 million in capital expenditures. However, our actual capital spending may vary depending on our performance relative to our operating plan.

Cash provided by financing activities was $94.6 million for our first nine months of 2006, compared to $9.5 million in our first nine months of 2005. Cash provided by financing activities for the first nine months of 2006 was primarily from the net proceeds received from a secondary offering of common stock for $83.1 million. Cash provided by financing activities for both periods included proceeds from the issuance of common stock related to employee stock options and from the exercise of warrants for $12.0 million during the first nine months of 2006 compared to $7.7 million for the first nine months of 2005. While we expect to continue to receive proceeds from the exercise of stock options and from the sale of stock under our Employee Stock Purchase Plan in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, and the number of employees participating in our Stock Option Plans and our Employee Stock Purchase Plan.

During May 2006 the Company completed a public offering of 4,114,850 shares of common stock for gross proceeds of approximately $87.5 million. In connection with the offering, a selling shareholder sold 4.0 million shares, one executive officer sold 53,000 shares, and several officers of the Company exercised options resulting in the issuance of 645,000 shares of common stock also sold in the offering. The Company’s costs for underwriting were approximately $4.1 million. The Company also paid accounting, legal and other related costs of the offering estimated at approximately $0.6 million; total underwriting and other transaction costs were $4.7 million. Of these costs, approximately $4.4 million relate directly to the sale of the Company’s shares and were netted against the proceeds resulting in net proceeds of $83.1 million. The Company expensed the costs paid on behalf of the selling shareholder and officers of approximately $0.3 million.

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

On June 6, 2006, the Series B Preferred Stock previously issued and sold to TCV automatically converted to common shares. Pursuant to the terms of the Certificate of Designation of Series B Convertible Preferred Stock, the Preferred Stock issued to TCV would automatically convert to common stock, and any unpaid dividends would be issued in common stock if, at any time after January 5, 2005, the Company’s common stock closing price equaled or exceeded $13.81 for 90 consecutive trading days. Pursuant to these terms, on June 6, 2006, 651,749 shares of Series B Preferred Stock plus accrued dividends converted into 6,579,993 shares of our common stock. The preferred stock conversion was calculated at a 1:10 ratio in accordance with the convertible preferred stock agreement. The dividend was converted to common stock at per common stock share value of $23.651 calculated per the Certificate of Designation, resulting in the issuance of 62,503 shares of common stock.

The Company intends to invest a substantial portion of its cash equivalents in other investment securities during the fourth quarter of 2006. Investments will be classified as current or long-term based on their availability for use in current operations and the nature of the securities, in order to reflect management’s assessment of the Company’s liquidity requirements.

We recorded the following significant commitments for cash payments as follows (in millions):

	2006	2007 and After	Total
Lease payments due on equipment lease	$0.1	$0.5	$0.6
Accounts payable to contract manufacturers for inventory on hand	17.6	—	17.6

Total	$17.7	$0.5	$18.2

In addition, we have purchase commitments with our contract manufacturer and suppliers of $46.0 million. This balance has increased substantially from $10.1 million at September 30, 2005 due to increased lead times from our suppliers, increased demands to support both the SMS and SmartEdge product lines and a last time buy of certain key components to assure continued supply to meet expected production. We also have the following off-balance sheet commitments (in millions):

	2006	2007	After 2008	Total
Lease payments due on properties we occupy	$0.9	$3.4	$4.6	$8.9
Payments contracted for IT systems hosting	0.2	0.7	0.6	1.5

	$1.1	$4.1	$5.2	$10.4

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

We believe that our existing cash and cash equivalents, and cash expected to be generated from future operations will be sufficient to fund our working capital requirements through at least the next 12 months. In addition, in the next 12 months we may elect to seek additional funding if we believe it to be in our best interests to hold more working capital and/or to assist in funding our plans for future growth, including without limitation possible acquisitions or similar strategic transactions. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us. Any additional issuance of equity or equity-related securities could be dilutive to our stockholders.

Recent Accounting Pronouncements

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”). An entity that chooses to reevaluate its existing policies and elects to change the presentation of taxes within the scope of EITF No. 06-03 must follow the requirements of Statement 154, which provide that an entity may voluntarily change its accounting principles only to adopt a preferable accounting principle. The provisions of EITF No. 06-03 is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the requirements of EITF No. 06-03 and have not yet determined the impact on our financial statements.

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

In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and the impact this interpretation may have on our financial statements.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2006, we maintained cash and cash equivalents of $176.0 million in liquid investment vehicles. We also had capital lease obligations with principal amounts totaling $0.6 million. We are exposed to financial market risk from fluctuations in foreign currency exchange rates. We manage our exposure to these risks through our regular operating and financing activities and, when appropriate, through hedging activities.

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities of wholly owned foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each period end. Amounts classified in stockholders’ equity are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity. We recorded net foreign currency transaction gains (losses) in other income (expense), net, primarily due to intercompany payables and receivables resulting from transactions between parent and subsidiaries.

We utilize foreign exchange forward contracts and other instruments to hedge foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain intercompany receivables and payables. Our foreign exchange forward contracts and other instruments are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in interest and other income, net in the Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by remeasurement gains and losses on the underlying foreign currency denominated assets and liabilities.

The following table summarizes our foreign currency forward contracts as of September 30, 2006 by currency (amount in thousands). Contract amounts are representative of the expected payments to be made under these instruments.

	Contract Amount Local Currency		Contract Amount USD	Fair Value USD

Canadian Dollar (contracts to buy CAD/ sell USD)	CAD	11,600	$10,306	$—
Chinese Renminbi (contracts to sell CNY/ buy USD)	CNY	43,200	5,456	(2)
British Pound (contracts to buy GBP/ sell USD)	GBP	500	945	—
Euro (contracts to buy EUR/ sell USD)	EUR	500	636	—
Australian Dollar (contracts to sell AUD/ buy USD)	AUD	2,300	1,732	—
Korean Won (contracts to buy KRW/ sell USD)	KRW	780,000	818	2
Singapore Dollar (contracts to sell SGD/ buy USD)	SGD	7,600	4,798	—
Taiwan Dollar (contracts to sell NTD/ buy USD)	NTD	181,000	5,487	(20)

Total USD notional amount of outstanding contracts			$30,178

Net unrealized gain (loss)				$(20)

The counterparties to these hedging activities are creditworthy multinational banks. The risk of counterparty nonperformance associated with these contracts is not considered to be material. All of our foreign currency forward contracts mature within one year.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective to ensure that all material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 has been made known to us on a timely basis and that such information has been recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

The Company continually evaluates and, where appropriate, changes its internal controls to respond to changes in its business or in regulatory or accounting standards. There have been no changes in our internal control over financial reporting identified in connection with our evaluation during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A limited number of customers account for a disproportionate amount of our revenue, and the loss of any of these key customers or significant reductions in their purchasing volumes would likely reduce our revenue significantly and have a negative impact on our cash position.

A substantial portion of our revenue depends on sales to a limited number of customers. Our customers include both direct purchasers and resellers. In 2005, revenue from product purchases by BellSouth, AT&T (formerly SBC Communications) and Alcatel accounted for approximately 14%, 13% and 12% of our total revenue, respectively, and in 2004, revenue from product purchases by AT&T accounted for approximately 18% of our total net revenue. We do not have contracts or other agreements that guarantee continued sales to these or any other customers, which means that any of our customers, including our key customers, may therefore cease purchasing products from us at any time for any or no reason. The loss of any of our key customers or significant reductions in their purchasing volumes would have a negative impact on our cash flow from operations and significantly reduce our total net revenue.

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

Many of our customers are in the process of evaluating our SmartEdge platform for use in their next-generation networks. These evaluations are often lengthy and may cause delays in purchasing decisions. There is no guarantee that customers will select our products at all. We may expend significant costs and resources during the evaluation process. Due to the competitive nature of these evaluations, we may be forced to provide significant price concessions or commit to onerous contract terms to win the business, and this may negatively impact our revenue and cost structure.

Our future growth depends on sales to service providers to build integrated IP networks to deliver triple play services.

Our future growth depends, in part, on sales to service providers that are in the process of upgrading their existing networks to networks that are more efficiently able to provide triple play services. This upgrade cycle is occurring in multiple geographies around the world. Industry analysts expect this transition to occur over the next four years. Our customers’ ability to finance the build out of these networks is dependent, to an extent, on consumers’ willingness to buy triple play services from companies that have traditionally provided telecommunications (voice) service. If consumers do not readily adopt the new services offered by service providers, these providers may decide to slow or eliminate the expansion of the next generation networks. In such an event, our sales may be restricted to the maintenance of a network to provide DSL data services. While there may be a market for our products to fill this roll, the total market opportunity would be limited.

In addition, our sales to service providers create other risks to our business. Traditional telecommunications companies and other large companies, because of their size, generally have had significant negotiating leverage and, accordingly, have requested and received more favorable terms, which often translates into more onerous terms and conditions for their vendors. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may include terms that affect our ability to recognize revenue and have an adverse affect on our business, results of operations and financial condition.

Intense competition in our industry could result in the loss of customers, an inability to attract new customers and downward pricing pressure on our products and services.

We face intense competition in selling to customers in order to build out the next generation networks. We expect our competitors to continue improving their existing products and to introduce new competitive products. Additional competition exists from companies in emerging nations, such as China, and existing competitors who make multi-service edge devices, or are adding subscriber management features to their existing routers, as well as startup companies that are developing next-generation technologies. Our primary competitors are Alcatel, Cisco Systems, Huawei Technologies and Juniper Networks. Other competitors include companies in the networking and telecommunications equipment markets, including: Avici Systems, Ciena, ECI Telecom, Enterasys Networks, Extreme Networks, F5 Networks, Foundry Networks, Fujitsu, Lucent Technologies, Nortel Networks, Siemens, Sycamore Networks, and Tellabs, among others.

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

The growth of our business is dependent on increasing sales of our SmartEdge products. Our product line expanded when we began shipping our first SmartEdge products during the fourth quarter of 2001. In the second quarter of 2003, we introduced the SmartEdge 400 router and the Multi-Service Edge Router Software. In the second quarter of 2005, we launched the Ethernet Aggregation application in the SmartEdge platform. In the first quarter of 2006, we launched the SmartEdge 100 router. During 2004, the revenue from SmartEdge products grew by 229% compared with revenue from SmartEdge products in 2003, but the revenue from SMS products in 2004 decreased 36% compared to 2003. During 2005, the revenue from SmartEdge products grew by 105% compared with revenue from SmartEdge products in the same period in 2004, but the revenue from SMS products in 2005 decreased 22% compared to the same period in 2004. In the third quarter of 2006, the revenue from SmartEdge products grew by 66% compared with revenue from SmartEdge products in the third quarter of 2005. If sales of our SmartEdge products do not meet our revenue targets, our business, results of operations and financial condition will suffer.

If we fail to match production with product demand, we may need to incur additional costs and liabilities or we may lose customers to our competitors and our business may be harmed.

We currently use a rolling forecast based on anticipated product orders, product order history and backlog to determine our materials requirements. Lead times for the materials and components that we order vary significantly and depend on numerous factors, including the specific supplier, contract terms and demand for a component at a given time. If we underestimate our requirements, the contract manufacturer may have an inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If we overestimate our requirements or there are changes in the mix of products that our customers order, the contract manufacturer may have excess inventory, which would increase our storage or obsolescence costs. For example, we incurred write-downs of excess and obsolete inventory and related claims of $1.9 million, $1.0 million and $1.4 million in the nine months ended September 30, 2006 and for the fiscal years 2005 and 2004, respectively. The 2005 and 2004 excess and obsolete inventory charges resulted from reductions in forecasted revenue due to then-current market conditions. We are under increased pressure to acquire inventory ahead of the placement of the product order because of the nature of our sales process. Furthermore, we are under increased pressure to order components with increased lead times and, in many cases, under non-cancelable, non-returnable terms. This is due to the need to order end of life components to continue to support our older SMS product line as well as increased industry demand for new components. As of September 30, 2006, we had $46.0 million in purchase commitments with contract manufacturers and suppliers. As a result, we may have larger write-downs of excess and obsolete inventory in the future.

We are dependent on sole source and limited source suppliers for several key components, and any interruptions or delay of supply, or issues with the quality of the components supplied, could adversely affect our sales and business prospects.

We currently purchase several key components used in our products from single or limited sources of supply. Specifically, we rely on a limited number of foundries for a number of our processors and memory components including our ASICs. We have no guaranteed supply arrangement with these suppliers, and we, or our third-party contract manufacturer, may fail to obtain these supplies in a timely manner in the future. Financial or other difficulties faced by these suppliers or significant changes in demand for these components could limit the availability of these components to us. In addition, issues with the quality of the components supplied could have a corresponding negative effect on the quality of our products. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet scheduled product deliveries to our customers and would adversely affect our sales and business prospects. In addition, locating and contracting with additional qualified suppliers is time-consuming and expensive. Our inability to obtain sufficient quantities of components from our suppliers in a timely manner could negatively impact our ability to generate revenue from existing products and delay or prevent introduction of new technologies. In addition, the development, licensing or acquisition of new products in the future may increase the complexity of our supply chain management. If there is a problem with the quality of our products, our customers may delay or elect not to make future purchases from us. Our failure to effectively manage our supply of key components and products would adversely affect our business.

We currently depend on a single contract manufacturer, Jabil Circuit Inc., with whom we do not have a long-term supply contract, and the loss of any manufacturing capacity or our inability to continue to obtain favorable terms could harm our business.

We depend on a single third-party contract manufacturer, Jabil Circuit Inc., to manufacture our products. We do not have a long-term contract with Jabil Circuit, which currently performs all of our production, including final assembly and testing, at a single facility. If we fail to effectively manage our relationship with Jabil Circuit, if we are unable to obtain favorable terms or if they experience delays, disruptions or quality control problems in manufacturing operations, our business could be harmed and/or our ability to ship products to our customers would be delayed. If Jabil Circuit were to cease doing business with us, our ability to deliver products to our customers could be adversely affected. The loss of any of Jabil Circuit’s manufacturing capacity could prevent us from meeting our scheduled product deliveries to our customers.

If we fail to manage our growth, it may negatively affect our ability to meet our financial goals.

We currently expect to see growth in our business, including increased employee headcount and expanding research and development demands. Our future success depends on our ability to manage our growth, including retaining the continued service and availability of skilled personnel, including our Chief Executive Officer, members of our executive team, and those in technical, marketing and sales positions. As the requirements of our business expand, we will need to attract highly qualified management, skilled engineers and other knowledgeable workers in an industry where competition for skilled personnel is intense and our competitors are larger and more established companies. We will then need to properly assimilate and train the new employees so that they can become productive members of our work force. Our future performance depends, in part, on the ability of our senior management team to effectively work together, manage our workforce, attract and retain highly qualified technical and managerial personnel, train new hires, and manage our facilities so that we have sufficient space to house our growing workforce. Furthermore, our future performance depends, in part on our ability to effectively analyze which functions, and which requirements would be most effectively served by outsourcing. For those functions that are outsourced, our future success will depend, in part, on selecting qualified outsourcing vendors and the effective management of those resources. If we do not effectively manage our growth, the results of our operations, including our ability to timely develop, sell or support our products and meet our financial goals, could suffer.

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

Our gross margin may continue to fluctuate and be hard to predict in the future due to, among other things, increasing pressure to reduce our current price levels in more competitive markets, particularly in Asia and Europe; the mix of product sales among the geographies in which we sell our products; our ability to reduce product costs; our ability to manage production to reduce charges for expedited service and the impact of potential component charges; our ability to control inventory costs and other reserves; the introduction of new products which may initially have lower margins; the anticipated decline in sales of SMS products, which is a mature product line that currently has higher margins than our SmartEdge product line; the support and maintenance of our aging SMS product line; our ability to control and absorb fixed costs; our ability to manage excess and obsolete inventory; and our ability to sell multiple applications. In addition, as we introduce new products and expand the reach of our products into smaller network environments (e.g. distributed points of presence, remote central offices, or multi-tenant unit buildings), our gross margins may be adversely affected. If our gross margin declined as a result of one or more of these factors, our results of operations, financial condition and cash flows could suffer.

We have incurred losses in the past and we may incur losses in the future.

We incurred net losses of approximately $6.9 million, $22.0 million and $68.1 million during the nine months ended September 30, 2006 and the years ended December 31, 2005 and December 31, 2004, respectively. We cannot assure you that we will not continue to incur additional net losses in the future. To date, we have funded our operations primarily from internal cash flow along with private and public sales of debt and equity securities. As of September 30, 2006, we had cash and cash equivalents of $176.0 million.

On November 3, 2003, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. We emerged from bankruptcy on the effective date of the Plan, January 3, 2004. After our emergence from bankruptcy, we continued to incur losses. Although we believe that our future operating cash flows will be sufficient to finance our operating requirements for the next 12 months, our limited availability of funds restricts our ability to expand or significantly increase our re-investment in our business and makes us more vulnerable to industry downturns. This may also place us at a competitive disadvantage. In addition, if we do not meet our operating goals, it is possible that we may need to raise additional capital, even beyond the proposed offering, to achieve our business objectives. We cannot assure you that such additional capital would be available on acceptable terms, or at all.

Recent rulemaking by the Financial Accounting Standards Board, or FASB, requires us to expense equity compensation given to our employees, which significantly impacts our results of operations and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

We adopted SFAS 123(R) in the first quarter of 2006. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. SFAS 123R has resulted in a material impact on our results of operations and net income per share, as it has required us to expense the fair value of all share-based payments. For the quarter ended and nine months ended September 30, 2006, we recognized $8.3 million and $16.7 million of stock-based compensation expense pursuant to SFAS 123(R), respectively. We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The SFAS 123(R) expense calculation depends largely on numerous factors including, without limitation, volatility, option term, vesting, forfeiture and interest rate and on the trading price of our common stock at the time of grant. We cannot predict the effect that this adverse impact on our reported results of operations will have on the trading price of our common stock. This also may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel.

We have received an informal request from the SEC and a subpoena from the DOJ relating to our historical stock option grant practices that may not be resolved favorably, and depending on the results of these inquiries, we could be required to restate our historical financial statements and/or be subject to monetary damages or other penalties.

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

A special committee of our Board of Directors has conducted an independent investigation into these matters. The committee has been assisted in its review by independent counsel. The special committee has completed its review and has reported the findings of its independent investigation thus far to the Audit Committee of the Company’s Board of Directors. Based upon the review, the independent investigation did not find any evidence of intentional backdating or manipulation of stock option grant dates and did not find evidence of any material matter relating to the current financial statements of the Company subsequent to the Company’s emergence from bankruptcy on January 3, 2004.

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

With respect to grants issued after the Company emerged from bankruptcy on January 3, 2004, the Company has also determined that there is no material accounting or tax impact relating to these stock option grants on the Company’s financial statements for periods after the Company emerged from bankruptcy. The Company has determined that the cumulative unrecorded non-cash stock compensation expense resulting from the errors described above for the grants during the post-bankruptcy period is $0.2 million, and the Company has reflected this charge in its financial statements for the quarter ended June 30, 2006. From the individual employee’s personal standpoint, the potential personal tax consequences to the employee arising from these grants are not yet determinable, including without limitation the potential impact of Internal Revenue Code section 409A. For example, the IRS has not yet issued final guidance as to how it will administer certain applicable tax provisions, including without limitation penalty provisions, of Internal Revenue Code section 409A. In addition, the Company has not yet determined if it will reimburse employees for any applicable Internal Revenue Code section 409A penalty tax. On October 13, 2006, the Company received a written inquiry from the Internal Revenue Service regarding possible tax implications of the Company’s stock option granting practice. The inquiry is primarily focused on the Company’s named executive officers and the 2004 tax period. The Company is currently in the process of responding to this inquiry. The Internal Revenue Service has not yet issued final guidance on the implementation and effect of Internal Revenue Code section 409A; therefore, any applicable tax consequences cannot currently be determined. If the Company were required to pay additional tax as a result of such investigation, or if the Company were to implement future corrective action with respect to certain stock option grants, our results of operations could be harmed.

We have presented the findings of the special committee’s independent investigation to the SEC and DOJ. There can be no assurances that the SEC and DOJ will agree with our conclusions. If the SEC and/or the DOJ were to reach different conclusions and determine that there are, in fact, material adverse accounting or tax impacts on the Company’s historical financial statements relating to stock option grants identified in the independent investigation, we could be required to restate our previously issued financial statements for the pre-bankruptcy periods or be subject to other penalties.

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

In addition, other accounting policies that have recently been or may be affected by changes in the accounting rules include the following:

•	revenue recognition;

•	accounting for income taxes;

•	accounting for share-based payments; and

•	accounting for business combinations and related goodwill.

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

We may also be required to establish new business models to support our resellers and distributors. To date, we have sold finished goods to resellers and distributors under a “sell to” model. We are in the process of establishing a “sell through” model to support certain customers. In addition, in the future we may be required to establish a “stocking distributor” model or elect to allow our resellers or distributors to assume some role in the manufacturing or assembly process. These changes in our traditional product distribution strategy could adversely affect our margins and timing of recognizing revenue.

We rely on sales in international markets for a substantial portion of our revenue, which exposes us to additional risks that may affect our business.

A significant portion of our sales has been to international customers during the last two years. During the nine months ended September 30, 2006, we derived approximately 49% of our total revenue from sales to international customers. During the years ended December 31, 2005 and 2004, we derived approximately 58% and 66%, respectively, of our total revenue from sales to international customers. Our international presence exposes us to risks including:

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

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in non-US currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows. The majority of our revenue and expenses are transacted in U.S. dollars. We also have some transactions that are denominated in foreign currencies, primarily expenses incurred in Canadian dollars and the Euro and sales and service transactions conducted in the Euro. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in U.S. dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we must purchase components in foreign currencies. Currently, we utilize foreign exchange forward contracts and other instruments to hedge foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain intercompany receivables and payables. The hedging activities undertaken by us are intended to offset the impact of currency fluctuations. We may not adequately hedge against any future volatility in currency exchange rates and, when we engage in hedging transactions, the transactions are based on forecasts which later may prove to be inaccurate. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations. Any failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results.

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

We currently have 48 issued patents in the United States and six issued patents in foreign jurisdictions. In addition, we have filed numerous other patent applications but these applications may not result in the issuance of any patents. Any patent that is issued might be invalidated, circumvented or otherwise fail to provide us any meaningful protection. In addition, we cannot assure you that others will not independently develop equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to protect our intellectual property effectively could harm our business, results of operations and financial condition.

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

Item 6.    Exhibits.

Exhibit Number	Description
10.37	Redback Networks Inc. 1999 Stock Incentive Plan, as amended (which is incorporated herein by reference to Registrant’s Form 10-Q filed on August 14, 2006 filed as Exhibit 10.37).

10.38

Lease amendment between Redback Networks Inc. and CarrAmerica (which is incorporated herein by reference to Registrant’s Current Report on Registrant’s Form 8-K filed on June 12, 2006 filed as Exhibit 99.1).

10.39	Redback Networks Inc. 2004 Stock Inducement Award Plan, as amended (which is incorporated herein by reference to Registrant’s Form 10-Q filed on August 14, 2006 filed as Exhibit 10.39).

10.40

Fourth Amendment, dated May 9, 2006 to the Rights Agreement dated as of June 12, 2001 and amended on may 21, 2002, October 2, 2003 and January 5, 2004 (which is incorporated herein by reference to Registrant’s Form 8-K filed on May 9, 2006 filed as Exhibit 4.5).

10.41(1)	Amendment to Employment Agreement between Redback Networks Inc. and Ebrahim Abassi dated September 29, 2006.

10.42(1)	Amendment to Employment Agreement between Redback Networks, Inc. and Georges Antoun dated September 29, 2006.

10.43(1)	Amendment to Employment Agreement between Redback Networks, Inc. and Thomas L. Cronan III dated September 29, 2006.

10.44(1)	Amendment to Employment Agreement between Redback Networks, Inc. and Scott Marshall dated September 29, 2006.

10.45(1)	Amendment to Employment Agreement between Redback Networks, Inc. and Kevin A. DeNuccio dated September 22, 2006.

10.46(1)	Form of Stock Option Agreement between Redback Networks, Inc. and Kevin A. DeNuccio (applicable to June 1, 2006 stock option grant and other future equity awards).

10.47(1)

Form of Stock Option Agreement between Redback Networks, Inc. and Georges Antoun, Ebrahim Abassi, Scott Marshall and Thomas L. Cronan, III (applicable to June 1, 2006 stock option grant and other future equity awards).

31.1(1)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	As filed herewith

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

Date: November 8, 2006